Form 10-K
period 2021-12-31
REALTY INCOME CORP
filed 2022-02-23
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (858) 284-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Stock, $0.01 Par Value	O	New York Stock Exchange
1.125% Notes due 2027	O27A	New York Stock Exchange
1.875% Notes due 2027	O27B	New York Stock Exchange
1.625% Notes due 2030	O30	New York Stock Exchange
1.750% Notes due 2033	O33A	New York Stock Exchange
2.500% Notes due 2042	O42	New York Stock Exchange
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

At June 30, 2021, the aggregate market value of the Registrant’s shares of common stock, $0.01 par value, held by non-affiliates of the Registrant was $25.4 billion based upon the last reported sale price of $66.74 per share on the New York Stock Exchange on June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter. The determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination for other purposes.

At February 11, 2022, the number of shares of common stock outstanding was 591,320,553.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13, and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for Realty Income Corporation’s Annual Meeting to be held on May 17, 2022, to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

REALTY INCOME CORPORATION

PART I
Item 1:         Business
In this Annual Report on Form 10-K, unless the context otherwise requires, references to “Realty Income,” the “Company,” “we,” “our” or “us” refer to Realty Income Corporation and our subsidiaries including, following the consummation of our merger with VEREIT, Inc. on November 1, 2021, VEREIT, Inc. and its subsidiaries. References to “VEREIT” refer to VEREIT, Inc. prior to the consummation of our merger with VEREIT on November 1, 2021. For more information on this merger, see "Recent Developments" in Part I of this Annual Report on Form 10-K below.
THE COMPANY
Realty Income, The Monthly Dividend Company®, is an S&P 500 company and member of the S&P 500 Dividend Aristocrats® index for having increased its dividend every year for over 25 consecutive years. We invest in people and places to deliver dependable monthly dividends that increase over time. We are structured as a real estate investment trust ("REIT"), requiring us to annually distribute at least 90% of our taxable income (excluding net capital gains) in the form of dividends to our stockholders. The monthly dividends are supported by the cash flow generated from real estate owned under long-term net lease agreements with our commercial clients.
Realty Income was founded in 1969, and listed on the New York Stock Exchange ("NYSE": O) in 1994.  Over the past 53 years, Realty Income has been acquiring and managing freestanding commercial properties that generate rental revenue under long-term net lease agreements with our commercial clients.
At December 31, 2021, we owned a diversified portfolio:
•Consisting of 11,136 properties;
•With an occupancy rate of 98.5%, or 10,972 properties leased and 164 properties available for lease or sale;
•With clients doing business in 60 separate industries;
•Located in all 50 U.S. states, Puerto Rico, the United Kingdom (U.K.) and Spain;
•With approximately 210.1 million square feet of leasable space;
•With a weighted average remaining lease term (excluding rights to extend a lease at the option of our client) of approximately 9.0 years; and
•With an average leasable space per property of approximately 18,860 square feet, approximately 12,470 square feet per retail property and approximately 248,120 square feet per industrial property.
Of the 11,136 properties in the portfolio at December 31, 2021, 11,043, or 99.2%, are single-client properties, of which 10,883 were leased, and the remaining are multi-client properties.
Our seven senior officers owned 0.04% of our outstanding common stock with a market value of $15.1 million at February 11, 2022. Our directors and seven senior officers, as a group, owned 0.11% of our outstanding common stock with a market value of $42.2 million at February 11, 2022.
Our common stock is listed on the NYSE under the ticker symbol “O” with a CUSIP number of 756109-104. Our central index key number is 726728. Our notes are listed on the NYSE as follows:

Notes	Ticker Symbol	CUISP
1.125% Notes due July 2027	O27A	756109-BB9
1.875% Notes due January 2027	O27B	756109-BM5
1.625% Notes due December 2030	O30	756109-AY0
1.750% Notes due July 2033	O33A	756109-BC7
2.500% Notes due January 2042	O42	756109-BN3
In January 2022, we had 371 employees, inclusive of four part-time employees, as compared to 210 employees, inclusive of two part-time employees, in January 2021.
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
RECENT DEVELOPMENTS
Merger with VEREIT
On April 29, 2021, we entered into an Agreement and Plan of Merger, as amended, or the Merger Agreement, with VEREIT, its operating partnership, VEREIT Operating Partnership, L.P., or VEREIT OP, and two newly formed subsidiaries. Pursuant to the terms of the Merger Agreement, (i) one of the newly formed subsidiaries of us agreed to merge with and into VEREIT OP, with VEREIT OP as the surviving entity, and (ii) immediately thereafter, VEREIT agreed to merge with and into the other newly formed subsidiary of us, with our subsidiary as the surviving corporation, which we refer to collectively as the merger.
On November 1, 2021, we completed our acquisition of VEREIT, and the merger was consummated. Pursuant to the terms of the Merger Agreement and subject to the terms thereof, upon the consummation of the merger, (i) each outstanding share of VEREIT common stock, and each outstanding common partnership unit of VEREIT OP owned by any of its partners other than VEREIT, Realty Income or their respective affiliates, was automatically converted into 0.705 of newly issued shares of our common stock, or in certain instances, Realty Income L.P. units, and (ii) each VEREIT OP outstanding common unit owned by VEREIT, Realty Income or their respective affiliates remained outstanding as partnership interests in the surviving entity.
Orion Divestiture
Following of the closing of our merger with VEREIT, we contributed 92 office real estate assets, a consolidated real estate venture holding one office asset, and an unconsolidated real estate venture holding five office assets to a wholly owned subsidiary named Orion Office REIT Inc., or Orion. On November 12, 2021, we distributed the outstanding shares of Orion common stock to our shareholders (including legacy VEREIT stockholders who received shares of our common stock in our merger with VEREIT) on a pro rata basis at a rate of one share of Orion common stock for every ten shares of Realty Income common stock held on November 2, 2021, the applicable record date, which we refer to as the Orion Divestiture. Following the Orion Divestiture, Orion began operating as a separate, independent public company.
In conjunction with the Orion Divestiture, we incurred approximately $6.0 million of transaction costs during the year ended December 31, 2021, which were recorded in merger and integration-related costs within our consolidated statements of income and comprehensive income.

As part of the Orion Divestiture, Orion paid us a dividend of $425.0 million and reimbursed $170.2 million to us for the early redemption of mortgage loans underlying the contributed assets prior to the effectuation of the Orion Divestiture. The distribution of Orion resulted in the derecognition of net assets of $1.74 billion, which net of the aforementioned cash payments of $595.2 million, resulted in a reduction to additional paid in capital of $1.14 billion.
Merger and Integration-related Costs
In conjunction with our merger with VEREIT, we incurred approximately $161.4 million of transaction costs during the year ended December 31, 2021, which were included in the $167.4 million of merger and integration-related costs within our consolidated statements of income and comprehensive income. The merger and integration-related costs primarily consist of advisory fees, including success-based fees, attorney fees, accountant fees, SEC filing fees and additional integration costs that include incremental and non-recurring costs necessary to convert data and systems, retain employees and otherwise enable us to operate acquired businesses or assets efficiently.
Theater Industry Update
As of December 31, 2021, our clients in the theater industry represented 3.4% of our annualized contractual rent. As of December 31, 2021, we were fully reserved for the outstanding receivable balances for 34 theater properties. At December 31, 2021, the receivables outstanding for our 81 theater properties totaled $71.0 million, inclusive of $12.7 million of straight-line rent receivables, and net of $38.1 million of reserves, inclusive of $7.6 million of straight-line rent reserves.
For the years ended December 31, 2021 and 2020, we recorded $5.1 million and $22.1 million, respectively, in reserves on contractual base rent for theater properties. Contractual rent reserves exclude reserves on contractually obligated reimbursements by our clients, which was equivalent to $1.4 million and $1.6 million, respectively.

At December 31, 2021, the receivables outstanding across the portfolio totaled $426.8 million, net of $74.0 million of reserves, and includes $231.9 million of straight-line rent receivable, net of $11.8 million of reserves.
The following table summarizes reserves to rental revenue for theater properties (in millions):

Year Ended
December 31, 2021
Rental revenue reserves	$6.5
Straight-line rent reserves	5.8
Total reserves	$12.3
We did not record any provisions for impairment on theater properties during 2021. See "Item 1A—Risk Factors" in Part I of this Annual Report on Form 10-K for more information regarding the actual and potential future impacts of the COVID-19 pandemic and the measures taken to limit its spread on our clients and our business, results of operations, financial condition and liquidity.
Increases in Monthly Dividends to Common Stockholders
We have continued our 53-year policy of paying monthly dividends. In addition, we increased the dividend five times during 2021 and once during 2022. As of February 2022, we have paid 97 consecutive quarterly dividend increases and increased the dividend 114 times since our listing on the NYSE in 1994.

	Month	Month	Monthly Dividend	Increase
2021 Dividend increases	Declared	Paid	per share	per share
1st increase	Dec 2020	Jan 2021	$0.2345	$0.0005
2nd increase	Mar 2021	Apr 2021	$0.2350	$0.0005
3rd increase	Jun 2021	Jul 2021	$0.2355	$0.0005
4th increase	Sept 2021	Oct 2021	$0.2360	$0.0005
5th increase	Nov 2021	Dec 2021	$0.2460	$0.0100

2022 Dividend Increases
1st increase	Dec 2021	Jan 2022	$0.2465	$0.0005
The dividends paid per share during 2021 totaled $2.833, as compared to $2.794 during 2020, an increase of $0.039, or 1.4%. In November 2021, we also made a $2.060 tax distribution of Orion shares, that occurred in conjunction with the Orion Divestiture on November 12, 2021, after our merger with VEREIT on November 1, 2021. The fair market value of these shares for tax distribution was determined to be $20.6272 per share, which was calculated using the five day volume weighted average share price after issuance.
The monthly dividend of $0.2465 per share represents a current annualized dividend of $2.958 per share, and an annualized dividend yield of 4.1% based on the last reported sale price of our common stock on the NYSE of $71.59 on December 31, 2021. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions During 2021
Below is a listing of our acquisitions in the U.S. and Europe for the year ended December 31, 2021 (excludes properties assumed on November 1, 2021 in conjunction with our merger with VEREIT):

	Number of Properties	Leasable Square Feet	Investment ($ in thousands)	Weighted Average Lease Term (Years)	Initial Weighted Average Cash Lease Yield (1)
Year ended December 31, 2021 (2)
Acquisitions - U.S. (in 43 states)	714	14,727,335	$3,608,573	14.1	5.5%
Acquisitions - Europe (U.K. and Spain)	129	9,196,345	2,558,909	11.6	5.5%
Total Acquisitions	843	23,923,680	$6,167,482	13.1	5.5%
Properties under Development (3)	68	2,681,676	243,278	15.7	6.0%
Total (4)	911	26,605,356	$6,410,760	13.2	5.5%
(1)The initial weighted average cash lease yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property. Since it is possible that a client could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above. Contractual net operating income used in the calculation of initial average cash yield includes approximately $8.5 million received as settlement credits for 41 properties as reimbursement of free rent periods for the year ended December 31, 2021.
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
(2) None of our investments during 2021 caused any one client to be 10% or more of our total assets at December 31, 2021.
(3) Includes £7.0 million of investments in U.K. development properties, converted at the applicable exchange rates on the funding dates.
(4) Our clients occupying the new properties are 83.6% retail and 16.4% industrial, based on rental revenue. Approximately 40% of the rental revenue generated from acquisitions during 2021 is from our investment grade rated clients, their subsidiaries or affiliated companies.
Portfolio Discussion
Leasing Results
At December 31, 2021, we had 164 properties available for lease out of 11,136 properties in our portfolio, which represents a 98.5% occupancy rate based on the number of properties in our portfolio.
Below is a summary of our portfolio activity for the periods indicated below:

Three months ended December 31, 2021
Properties available for lease at September 30, 2021	86
Lease expirations (1)(2)	354
Re-leases to same client	(210)
Re-leases to new client	(13)
Vacant dispositions	(53)
Properties available for lease at December 31, 2021	164

Year ended December 31, 2021
Properties available for lease at December 31, 2020	140
Lease expirations (1)(2)	529
Re-leases to same client	(336)
Re-leases to new client	(36)
Vacant dispositions	(133)
Properties available for lease at December 31, 2021	164
(1)Includes 103 net vacancies assumed from the combined effect of our merger with VEREIT and spin-off of office properties to Orion Office REIT Inc. in November 2021.
(2)Includes scheduled and unscheduled expirations (including leases rejected in bankruptcy), as well as future expirations resolved in the periods indicated above.

During the three months ended December 31, 2021, the annualized new rent on re-leases was $49.09 million, as compared to the previous annualized rent of $48.22 million on the same units, representing a rent recapture rate of 101.8% on the units re-leased. We re-leased six units to new clients without a period of vacancy, and nine units to new clients after a period of vacancy.
During the year ended December 31, 2021, the annual new rent on re-leases was $89.23 million, as compared to the previous annual rent of $86.29 million on the same units, representing a rent recapture rate of 103.4% on the units re-leased. We re-leased 13 units to new clients without a period of vacancy, and 33 units to new clients after a period of vacancy.
As part of our re-leasing costs, we pay leasing commissions to unrelated, third party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide rent concessions to our clients. We do not consider the collective impact of the leasing commissions or rent concessions to our clients to be material to our financial position or results of operations.
At December 31, 2021, our average annualized contractual rent was approximately $14.03 per square foot on the 10,972 leased properties in our portfolio. At December 31, 2021, we classified 33 properties, with a carrying amount of $30.5 million, as real estate and lease intangibles held for sale, net on our balance sheet. The expected sale of these properties does not represent a strategic shift that will have a major effect on our operations and financial results and is consistent with our existing disposition strategy to further enhance our real estate portfolio and maximize portfolio returns.
Investments in Existing Properties
During 2021, we capitalized costs of $21.9 million on existing properties in our portfolio, consisting of $6.3 million for re-leasing costs, $978,000 for recurring capital expenditures, and $14.6 million for non-recurring building improvements.
The majority of our building improvements relate to roof repairs, HVAC improvements, and parking lot resurfacing and replacements. The amounts of our capital expenditures can vary significantly, depending on the rental market, credit worthiness of our clients, the lease term and the willingness of our clients to pay higher rental revenue over the terms of the leases.
We define recurring capital expenditures as mandatory and recurring landlord capital expenditure obligations that have a limited useful life. We define non-recurring capital expenditures as property improvements in which we invest additional capital that extend the useful life of the properties.
Note Issuances
In January 2022, we issued £250.0 million of 1.875% senior unsecured notes due January 2027 (the "January 2027 Notes") and £250.0 million of 2.500% senior unsecured notes due January 2042 (the "January 2042 Notes"). The public offering price for the January 2027 Notes was 99.487% of the principal amount for an effective semi-annual yield to maturity of 1.974% and the public offering price for the January 2042 Notes was 98.445% of the principal amount for an effective semi-annual yield to maturity of 2.584%. Combined, the new issues of the January 2027 Notes and the January 2042 Notes have a weighted average term of approximately 12.5 years and a weighted average effective semi-annual yield to maturity of approximately 2.28%.
In connection with our merger with VEREIT, in November 2021, we completed our debt exchange offer to exchange outstanding notes previously issued by VEREIT OP, totaling $4.65 billion in principal, for new notes issued by Realty Income, pursuant to which approximately 99.2% of the outstanding notes issued by VEREIT OP were exchanged for a like aggregate principal amount of the notes issued by Realty Income. The interest rate, interest payment dates, redemption terms and maturity of each series of Realty Income notes issued by Realty Income in the exchange offers were the same as those of the corresponding series of VEREIT notes exchanged. With respect to the notes originally issued by VEREIT OP that remained outstanding, we amended the indenture governing such notes to, among other things, eliminate substantially all of the restrictive covenants in such indenture.
In July 2021, we issued £400.0 million through the issuance of 1.125% senior unsecured notes due July 2027 (the "July 2027 Notes") and £350.0 million through the issuance of 1.750% senior unsecured notes due July 2033 (the "July 2033 Notes"). The public offering price for the July 2027 Notes was 99.305% of the principal amount for an effective semi-annual yield to maturity of 1.242% and the public offering price for the July 2033 Notes was 99.842% of the principal amount for an effective semi-annual yield to maturity of 1.757%. Combined, the new issues of the July 2027 Notes and July 2033 Notes have a weighted average term of 8.8 years and a weighted average effective semi-annual yield to maturity of 1.48%. The issuances represented our debut green bond offering of Sterling-denominated notes, which were intended to finance or refinance, in whole or in part, new or existing eligible green projects in the categories outlined in our green financing framework, which is designed to align with the International Capital Markets Association (the "ICMA") Green Bond Principles 2021.
Early Redemption of Notes
In December 2021, we completed the early redemption on all $750.0 million in principal amount of our outstanding 4.650% notes due August 2023, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $46.4 million loss on extinguishment of debt during the three months ended December 31, 2021.
In January 2021, we completed the early redemption on all $950.0 million in principal amount of our outstanding 3.250% notes due October 2022, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $46.5 million loss on extinguishment of debt during the three months ended March 31, 2021.
Loss on extinguishment of debt is excluded in our calculation of AFFO.
New Appointments to our Board of Directors
Priscilla Almodovar and Mary Hogan Preusse were appointed to our Board of Directors in November 2021, while Jacqueline Brady was appointed in May 2021. Ms. Almodovar and Ms. Preusse both formerly served on the VEREIT Board of Directors.
Capital Raising
During 2021, we raised $4.51 billion from the sale of common stock at a weighted average price of $66.51 per share, of which approximately $1.29 billion related to common stock issued through underwritten overnight public offerings and the majority of the remaining proceeds of approximately $3.22 billion related to the sale of common stock through our At-The-Market (ATM) Program.
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
Issuances of Common Stock in Underwritten Public Offerings
In July 2021, we raised $594.1 million from the issuance of 9,200,000 shares of common stock, inclusive of 1,200,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares.
In January 2021, we raised $669.6 million from the issuance of 12,075,000 shares of common stock, including 1,575,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares.
Impact of COVID-19
We continue to work diligently with our clients most affected by the pandemic to understand their business operations and financial liquidity and their ability to satisfy their contractual obligations to us. As we carefully navigate this difficult economic period with our clients, our focus is on finding resolutions that preserve the long-term relationships we have built with many of our clients. See "Item 1A—Risk Factors" in Part I of this report for more information regarding the actual and potential future impacts of the COVID-19 pandemic and the measures taken to limit its spread on our clients and our business, results of operations, financial condition and liquidity.
The majority of lease concessions granted to our clients during 2020 and 2021 as a result of the COVID-19 pandemic have been rent deferrals with the original lease term unchanged. In these cases, we have determined that the collection of deferred rent is probable (within the meaning applicable under generally accepted accounting principles ("GAAP")), although we cannot assure you that this determination will not change in the future. In addition, as we believe to be the case with many retail landlords, we have received many short-term rent relief requests, most often in the form of rent deferral requests, or requests for further discussion from clients. We believe that not all client requests will ultimately result in lease modification agreements, nor have we relinquished our contractual rights under our lease agreements where rent concessions have not yet been granted. Our rent collections for the periods below and rent relief requests to-date may not be indicative of collections, concessions or requests in any future period.

Percentages of Contractual Rent Collected as of December 31, 2021

	Month Ended October 31, 2021	Month Ended November 30, 2021	Month Ended December 31, 2021	Quarter Ended December 31, 2021

Contractual rent collected(1) across total portfolio	99.7%	99.5%	99.4%	99.5%
Contractual rent collected(1) from our top 20 clients (2)	99.9%	99.8%	99.8%	99.8%
Contractual rent collected(1) from our investment grade clients (3)	99.9%	99.8%	99.8%	99.8%
Contractual rent collected from our theater clients	100.0%	100.0%	100.0%	100.0%
Contractual rent collected from our health and fitness clients	96.7%	96.7%	96.7%	96.7%
(1) Collection rates are calculated as the aggregate contractual rent collected for the applicable period from the beginning of that applicable period through December 31, 2021, divided by the contractual rent charged for the applicable period. Rent collection percentages are calculated based on contractual rent (excluding percentage rents and contractually obligated reimbursements by our clients). Charged amounts have not been adjusted for any COVID-19 related rent relief granted and include contractual rent from any clients in bankruptcy. Due to differences in applicable foreign currency conversion rates and rent conventions, the percentages above may differ from percentages calculated utilizing our total portfolio annualized contractual rent.
(2) We define our top 20 clients as our 20 largest clients based on percentage of total portfolio annualized contractual rent as of December 31, 2021 for all periods.
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
Select Financial Results
The following summarizes our select financial results (dollars in millions, except per share data):

	Year Ended December 31,
	2021	2020	% Increase / (Decrease)
Total revenue	$2,080.5	$1,647.1	26.3%
Net income available to common stockholders (1)	$359.5	$395.5	(9.1)%
Net income per share (2)	$0.87	$1.14	(23.7)%
Funds from operations available to common stockholders ("FFO")	$1,240.6	$1,142.1	8.6%
FFO per share (2)	$2.99	$3.31	(9.7)%
Normalized funds from operations available to common stockholders ("Normalized FFO")	$1,408.0	$1,142.1	23.3%
Normalized FFO per share (2)	$3.39	$3.31	2.4%
Adjusted funds from operations available to common stockholders ("AFFO")	$1,488.8	$1,172.6	27.0%
AFFO per share (2)	$3.59	$3.39	5.9%
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
Our financial results during 2021 were primarily impacted by the following transactions: (i) a $97.2 million loss on extinguishment of debt, which primarily includes $46.5 million related to the January 2021 early redemption of the 3.250% notes due October 2022 recorded in the three months ended March 31, 2021 and $46.4 million related to the December 2021 early redemption of the 4.650% notes due August 2023 recorded in the three months ended December 31, 2021, (ii) $167.4 million of merger and integration-related costs related to our merger with VEREIT and spin-off of office properties to Orion, (iii) $39.0 million of provisions for impairment, and (iv) $14.7 million in net reserves, recorded as a reduction of rental revenue. Our financial results during 2020 were primarily impacted by the following transactions: (i) $147.2 million of provisions for impairment, (ii) $52.5 million in net reserves recorded as a reduction of rental revenue, (iii) a $9.8 million loss on extinguishment of debt due to the January 2020 early redemption of the 5.750% notes due January 2021, and (iv) a $3.5 million executive severance charge for our former Chief Financial Officer ("CFO").
See our discussion of FFO, Normalized FFO, and AFFO (which are not financial measures under GAAP), later in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this annual report, which includes a reconciliation of net income available to common stockholders to FFO and Normalized FFO, and AFFO.
DIVIDEND POLICY
Distributions are paid monthly to holders of shares of our common stock.
Distributions are paid monthly to the limited partners holding common units of Realty Income, L.P., each on a per unit basis that is generally equal to the amount paid per share to our common stockholders.
In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2021, our cash distributions to common stockholders totaled $1.17 billion, or approximately 149.1% of our estimated taxable income of $784.7 million. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance. We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our cash on hand and funds from operations are sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders in 2021 totaled $1.17 billion, representing 78.5% of our adjusted funds from operations available to common stockholders of $1.49 billion. In comparison, our 2020 cash distributions to common stockholders totaled $964.2 million, representing 82.2% of our adjusted funds from operations available to common stockholders of $1.17 billion.
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
Distributions in excess of earnings and profits generally will first be treated as a non-taxable reduction in the stockholders’ basis in their stock, but not below zero. Distributions in excess of that basis generally will be taxable as a capital gain to stockholders who hold their shares as a capital asset. Approximately 67.3% of the distributions to our common stockholders, made or deemed to have been made in 2021, were classified as a return of capital for federal income tax purposes.

BUSINESS PHILOSOPHY AND STRATEGY
We believe that owning an actively managed, diversified portfolio of commercial properties under long-term, net lease agreements produces consistent and predictable income. A net lease typically requires the client to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, clients of our properties typically pay rent increases based on: (1) fixed increases, (2) increases tied to inflation (typically subject to ceilings), or (3) additional rent calculated as a percentage of the clients’ gross sales above a specified level. We believe that a portfolio of properties under long-term net lease agreements with our commercial clients generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.
Diversification is also a key component of our investment philosophy. We believe that diversification of the portfolio by client, industry, geography, and property type leads to more consistent and predictable income for our stockholders by reducing vulnerability that can come with any single concentration. Our investment activities have led to a diversified property portfolio that, as of December 31, 2021, consisted of 11,136 properties located in all 50 U.S. states, Puerto Rico, the U.K. and Spain, and doing business in 60 industries. None of the 60 industries represented in our property portfolio accounted for more than 9.1% of our annualized contractual rent as of December 31, 2021.
With expanded scale from our merger with VEREIT, we hope to serve our existing clients better and to partner with new clients that require the larger and more diversified balance sheet we now provide. Equally, as we look to continue to expand geographically across Europe, we hope to partner with new multinational clients that seek a real estate partner with an expanding geographic footprint.
Investment Strategy
We seek to invest in high-quality real estate that our clients consider important to the successful operation of their businesses. We generally seek to acquire commercial real estate that has some or all of the following characteristics:
•Properties in markets or locations important to our clients;
•Properties that we deem to be profitable for our clients (e.g., retail stores or revenue generating sites);
•Properties with strong demographic attributes relative to the specific business drivers of our clients;
•Properties with real estate valuations that approximate replacement costs;
•Properties with rental or lease payments that approximate market rents for similar properties;
•Properties that can be purchased with the simultaneous execution or assumption of long-term net lease agreements, offering both current income and the potential for future rent increases;
•Properties that leverage relationships with clients, sellers, investors, or developers as part of a long-term strategy; and
•Properties that leverage our proprietary insights, including predictive analytics (e.g., through the selection of locations and geographic markets we expect to remain strong or strengthen in the future).
We typically seek to invest in properties owned or leased by clients that are already or could become leaders in their respective businesses supported by mechanisms including (but not limited to) occupancy of prime real estate locations, pricing, merchandise assortment, service, quality, economies of scale, consumer branding, e-commerce, and advertising. In addition, we frequently acquire large portfolios of properties net leased to different clients operating in a variety of industries. We have an internal team dedicated to sourcing such opportunities, often using our relationships with various clients, owners/developers, brokers, and advisers to uncover and secure transactions. We also undertake thorough research and analysis to identify what we consider to be appropriate property locations, clients, and industries for investment. This research expertise is instrumental to uncovering net lease opportunities in markets where we believe we can add value.
In selecting potential investments, we generally look for clients with the following attributes:
•Reliable and sustainable cash flow, including demonstrated economic resiliency;
•Revenue and cash flow from multiple sources;
•Are willing to sign a long-term lease (10 or more years); and
•Are large owners and users of real estate.
From a retail perspective, our investment strategy is to target clients that have a service, non-discretionary, and/or low-price-point component to their business. Our investments are usually with clients who have demonstrated resiliency to e-commerce or have a strong omni channel retail strategy, uniting brick-and-mortar and mobile browsing, both of which reflect the continued importance of last mile retail, the movement of goods to its final destination, real estate as part of a customer experience and supply chain strategy. Our overall investments (including last mile retail) are driven by an optimal portfolio strategy that, among other considerations, targets allocation ranges by asset class and industry. We review our strategy periodically and stress test our portfolio in a variety of positive and negative economic scenarios to ensure we deliver consistent earnings growth and value creation across economic cycles. As a result of the execution of this strategy, approximately 92% of our annualized retail contractual rent on December 31, 2021 is derived from our clients with a service, non-discretionary, and/or low price point component to their business. From a non-retail perspective, we target industrial properties leased to industry leaders, the majority of which are investment grade rated companies. We believe these characteristics enhance the stability of the rental revenue generated from these properties.
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

At December 31, 2021, approximately 44% of our annualized contractual rent comes from properties leased to our investment grade clients, their subsidiaries or affiliated companies. At December 31, 2021, our top 20 clients (based on percentage of total portfolio annualized contractual rent) represented approximately 43% of our annualized rent and 12 of these clients have investment grade credit ratings or are subsidiaries or affiliates of investment grade companies.
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
Capital Philosophy
Historically, we have met our long-term capital needs by issuing common stock, long-term unsecured notes and bonds, term loans under our revolving credit facility and preferred stock. Over the long term, we believe that common stock should be the majority of our capital structure; however, we may also raise funds from debt or other equity securities. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were initially financed by our revolving credit facility, commercial paper program, or debt securities. However, we cannot assure you that we will have access to the capital markets at all times and at terms that are acceptable to us.
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
For 2022, we intend to continue our active disposition efforts to further enhance our real estate portfolio. We plan to invest these proceeds into new property acquisitions if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during 2022 or be able to invest the property sale proceeds in new properties.
Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At December 31, 2021, our total outstanding borrowings of senior unsecured notes and bonds, term loan, mortgages payable, credit facility borrowings, commercial paper, and our proportionate share of outstanding borrowings by unconsolidated entities were $15.26 billion, or approximately 26.5% of our total market capitalization of $57.66 billion.

We define our total market capitalization at December 31, 2021 as the sum of:
•Shares of our common stock outstanding of 591,261,991, plus total common units outstanding of 1,060,709, multiplied by the last reported sales price of our common stock on the NYSE of $71.59 per share on December 31, 2021, or $42.4 billion;
•Outstanding borrowings of $650.0 million on our revolving credit facility;
•Outstanding borrowings of $901.4 million on our commercial paper program;
•Outstanding mortgages payable of $1.11 billion, excluding net mortgage premiums of $28.7 million and deferred financing costs of $790,000;
•Outstanding borrowings of $250.0 million on our term loan, excluding deferred financing costs of $443,000;
•Outstanding senior unsecured notes and bonds of $12.26 billion, including Sterling-denominated notes totaling £1.47 billion, and excluding unamortized net premiums of $295.5 million and deferred financing costs of $53.1 million; and
•Our proportionate share of outstanding debt from unconsolidated entities of $86.0 million, excluding deferred financing costs of $1.8 million.
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
Revolving Credit Facility and Commercial Paper Program
We have a $3.0 billion unsecured revolving credit facility with an initial term that expires in March 2023 and includes, at our option, two six-month extensions. The multicurrency revolving facility allows us to borrow in up to 14 currencies, including U.S. dollars. Our revolving credit facility has a $1.0 billion expansion option, which is subject to obtaining lender commitments. Under our revolving credit facility, our investment grade credit ratings as of December 31, 2021 provide for financing at the London Interbank Offered Rate ("LIBOR"), plus 0.775% with a facility commitment fee of 0.125%, for all-in pricing of 0.90% over LIBOR. Our revolving credit facility was amended in December 2021 to include provisions for establishing alternative reference rates when LIBOR is no longer available.
The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.
At December 31, 2021, we had a borrowing capacity of $2.35 billion available on our revolving credit facility and an outstanding balance of $650.0 million. The weighted average interest rate on borrowings outstanding under our revolving credit facility during 2021 was 0.9% per annum. We must comply with various financial and other covenants in our credit facility. At December 31, 2021, we were in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.
Additionally, we have a U.S. dollar-denominated unsecured commercial paper program. Under the terms of the program, we may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding of $1.0 billion. Borrowings under this program generally mature in one year or less. At December 31, 2021, we had an outstanding balance of $901.4 million. The weighted average interest rate on borrowings under our commercial paper program was 0.2% for 2021. We use our $3.0 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper program.
We generally use our credit facility and commercial paper borrowings for the short-term financing of new property acquisitions. Thereafter, we generally seek to refinance those borrowings with the net proceeds of long-term or more permanent financing, including the issuance of equity or debt securities. We cannot assure you, however, that we will be able to obtain any such refinancing, or that market conditions prevailing at the time of the refinancing will enable us to issue equity or debt securities at acceptable terms. We regularly review our credit facility and commercial paper program and may seek to extend, renew or replace our credit facility and commercial paper program, to the extent we deem appropriate.
Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At December 31, 2021, we had cash and cash equivalents totaling $258.6 million, inclusive of £105.1 million Sterling and €7.2 million Euro.
We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months. We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility and commercial paper program.
Credit Agency Ratings
The borrowing interest rates under our revolving credit facility are based upon our ratings assigned by credit rating agencies. As of December 31, 2021, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook and Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook. In addition, we were assigned the following ratings on our commercial paper at December 31, 2021: Moody's Investors Service has assigned a rating of P-2 and Standard & Poor's Ratings Group has assigned a rating of A-2.
Based on our ratings as of December 31, 2021, the facility interest rate was LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR. Our credit facility provides that the interest rate can range between: (i) LIBOR, plus 1.45% if our credit rating is lower than BBB-/Baa3 or our senior unsecured debt is unrated and (ii) LIBOR, plus 0.75% if our credit rating is A/A2 or higher. In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher. Our revolving credit facility and term loan facility were amended in December 2021 to include provisions for establishing alternative reference rates when LIBOR is no longer available.
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
Term Loans
In October 2018, in conjunction with entering into our revolving credit facility, we entered into a $250.0 million senior unsecured term loan, which matures in March 2024, and is governed by the credit agreement that governs our revolving credit facility. Borrowing under this term loan bears interest at the current one-month LIBOR, plus 0.85%. In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest on this term loan at 3.89%. Our term loan facility was amended in December 2021 to include provisions for establishing alternative reference rates when LIBOR is no longer available.

Mortgage Debt
As of December 31, 2021, we had $1.11 billion of mortgages payable, the majority of which were assumed in connection with our property acquisitions, including ten mortgages from our merger with VEREIT in 2021 totaling $839.1 million and a Sterling-denominated mortgage payable of £31.0 million. Additionally, at December 31, 2021, we had net premiums totaling $28.7 million on these mortgages and deferred financing costs of $790,000. We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so. During 2021, we made $66.6 million of principal payments, including the repayment of seven mortgages in full for $63.0 million.
Notes Outstanding
As of December 31, 2021, we had $12.26 billion of senior unsecured note and bond obligations, excluding unamortized net premiums of $295.5 million and deferred financing costs of $53.1 million. All of our outstanding notes and bonds have fixed interest rates and contain various covenants, with which we remained in compliance as of December 31, 2021. Additionally, with the exception of our £400.0 million of 1.625% senior unsecured notes issued in October 2020, our January 2027 Notes, our July 2027 Notes, our July 2033 Notes, and our January 2042 Notes, in each case where interest is paid annually, interest on our remaining senior unsecured note and bond obligations is paid semiannually.

In connection with our merger with VEREIT, in November 2021, we completed our debt exchange offer to exchange outstanding notes previously issued by VEREIT OP, totaling $4.65 billion in principal, for new notes issued by Realty Income, pursuant to which approximately 99.2% of the outstanding notes issued by VEREIT OP were exchanged for a like aggregate principal amount of the notes issued by Realty Income. The interest rate, interest payment dates, redemption terms and maturity of each series of Realty Income notes issued by Realty Income in the exchange offers were the same as those of the corresponding series of VEREIT notes exchanged. With respect to the notes originally issued by VEREIT OP that remained outstanding, we amended the indenture governing such notes to, among other things, eliminate substantially all of the restrictive covenants in such indenture.
Environmental, Social and Governance (ESG)
In recent years, our environmental, social, and governance efforts have quickly evolved from commitments to action. We continue to focus on how best to institutionalize efforts for a lasting and positive impact. As a result, we strive to be a sustainability leader in the net lease REIT sector.
As The Monthly Dividend Company®, our mission is to conduct business with integrity, transparency, respect and humility to create long-term value across economic cycles for all stakeholders. We are committed to conducting our business according to the highest moral and ethical standards. Our dedication to providing dependable monthly dividends that increase over time is only enhanced by our elevated purpose, mission, vision and values.
We believe that our commitment to corporate responsibility, which encompasses ESG principles, is critical to our performance and long-term success and that we all have a shared responsibility to our people, communities that we operate in and the planet. In support of this commitment, we are dedicated to providing an engaging, inclusive, and safe work environment for our employees, operating our business in an environmentally conscious manner, and upholding our corporate responsibilities as a public company for the benefit of our stakeholders - our investors, clients, team and community. The Nominating/Corporate Governance Committee of our Board of Directors has direct oversight of ESG matters.
Environmental - Sustainability
We hold the protection of our assets, communities, and the environment in high regard. Based on our business model, the properties in our portfolio are primarily net leased to our clients, and each client is generally responsible for maintaining the buildings, including utilities management and the implementation of environmentally sustainable practices at each location. Therefore, we generally cannot control the implementation of environmentally sustainable practices without the assistance of our clients whose environmental initiatives may or may not be aligned with ours. However, we hope that with continued engagement, we can encourage clients to adopt environmentally sustainable practices. In that light, we have expanded and intend to continue to expand our client engagement efforts to achieve shared sustainability objectives on an ongoing basis. As a member of the National Association of Real Estate Investment Trusts ("Nareit") Real Estate Sustainability Council, we are focused on leveraging best practices and advancing our efforts in this area.

Response to Climate Change
We seek to promote effective energy efficiency and other sustainability strategies and compliance with federal, state and international laws and regulations related to climate change, both internally and with our clients. We remain committed to sustainable business practices in our day-to-day activities by encouraging a culture of environmental responsibility at our offices and within our communities. We work with our clients to promote environmental responsibility at the properties we own, however, as noted above, as our properties are primarily net leased to our clients we generally cannot control the implementation of environmentally sustainable practices without the assistance of our clients. As we grow our sustainability efforts, we intend to leverage our size and expand our client engagement efforts to achieve shared sustainability objectives. We are:
•Operating from green certified buildings: our San Diego headquarters earned Energy Star Certification and through our merger with VEREIT, we have added LEED Platinum and LEED Silver office spaces;
•Continuing to upgrade our headquarters by completing a complete, building-wide LED retrofit, installing electric vehicle charging stations, and working to install rooftop and canopy photovoltaic panel system. This is in addition to our automatic lighting control system with light-harvesting technology, building management system that monitors and controls energy use, and energy efficient PVC roofing and heating and cooling systems;
•Following our 2021 Green Financing Framework to allocate proceeds from our inaugural Green Bond offering to green certified building acquisitions and other eligible green projects;
•Expanding and incorporating a greater volume of “Green Lease Clauses” in our leases for access to utility and performance data through lease rollovers, sale-leaseback transactions, and initiatives which allow us to benchmark our properties and work with clients to identify and implement energy efficiency projects;
•Increasing our client engagement initiative to learn about client sustainability goals, initiatives, and collaboration opportunities focused on utility data sharing, renewable energy options, electric vehicle charging infrastructure, as well as LED lighting and HVAC retrofits and other energy efficiency projects;
•Working with strategic real estate partners to survey existing site-level environmental characteristics to help develop a more comprehensive inventory of the portfolio’s low-footprint carbon initiatives;
•Providing our asset management and real estate operations teams with additional resources to identify and evaluate client partnership opportunities;
•Surveying asset-level property characteristics via client survey requests to increase environmental data coverage;
•Continuing to strengthen our governance structure and legal instruments to expedite opportunities across our portfolio; and
•Considering climate-related risks within our strategic enterprise-level risk assessment process while following Task Force on Climate-Related Financial Disclosure (TCFD) recommendations to better understand how climate change may impact future business decisions.
Social - Company Culture and Employees
Human Capital
We put great effort into cultivating an inclusive company culture. We are one team, and together we are committed to providing an engaging work environment centered on our One Team values of Do the right thing, Take ownership, Empower each other, Celebrate differences, and Give more than we take. As such, we hire talented employees with diverse backgrounds and perspectives and work to provide an environment with regular, open communication where capable team members have fulfilling careers and are encouraged to engage with and make a positive impact on business partners and the communities in which we operate.
The COVID-19 pandemic presented challenges to our employees. In response, during 2020 and continuing into 2021, we took the following actions to seek to assist our employees:
•For the continued safety of all employees, maintained a remote work environment;
•Implemented an improved internal communication and document management platform that provides employees enhanced video conferencing, document management, and virtual collaboration workspace which enhanced employee communications and collaboration during our remote work environment;
•Increased dialogue with our team leaders, including our CEO, who conducts regular check-in meetings with all departments and employees across the Company;
•Provided resources to employees who were directly impacted by the COVID-19 pandemic;
•Updated our business continuity plan that includes emergency planning, disaster recovery, alternative communication outlets, and real-time testing simulations;

•Engaged with employees through a survey to gather their perspectives on how and when to return to an office work environment based on their individual situations;
•Established virtual engagement activities bringing colleagues together through the Team Building Committee and Green Team; and
•Hosted virtual “O”verall Wellbeing Program classes and events addressing mental health, stress reduction, financial wellbeing, and other wellness topics.
Recruitment, Development and Retention
We believe our employees form the foundation of our corporate culture and are one of our most valuable assets. As of January 2022, we employed 371 professionals (including four part-time employees), with the majority of talent recruited and hired from the local communities in which we operate. In order to broaden our reach for talent, we offer a college internship program and attract candidates utilizing diverse resources such as affinity associations, targeted job advertisements, and employee referrals. Additionally, as part of our ongoing efforts to strengthen our internal leadership development capabilities, we operate an annual mentorship program and train on topics such as anti-discrimination and harassment, cybersecurity, Diversity, Equality and Inclusion (DE&I) awareness, safety, and important company policies that are required for every employee. We also offer competency-based training that includes professional development, mentorship opportunities, executive and officer-level coaching, and leadership development.
Assistance and support are provided to employees who are working towards obtaining job-related licenses and relevant certifications as well as continuing education. Opportunities to enroll in professional and technical education is also extended to all employees who are looking for ways to continue learning and growing with the Company.
Employee retention is vital to maintaining a robust and cohesive workforce. To that end, we provide compensation that we believe is competitive with our peers and competitors, including a generous benefits package. Benefits include medical, dental, and vision healthcare benefits for all employees and their families; participation in a 401(k) plan with a matching contribution from us; paid time-off; disability and life insurance; and, in years that the Company's performance meets certain goals, the ability to earn equity in the Company that vests over four years. Our employees (excluding continuing employees from our merger with VEREIT in November 2021) have an average tenure of approximately 4.5 years and our leadership, including Senior Vice President and above, have an average tenure of approximately 9.5 years.
Diversity, Equality and Inclusion
We believe that much of our success is rooted in the diversity of our teams and our commitment to inclusion. This commitment starts at the top with our highly skilled and diverse Board, comprised of individuals with a variety of backgrounds and experience. We strive to emulate this diversity throughout the Company as part of our ongoing commitment to diversity, equality and inclusion with our DE&I Policy. We continue to expand our DE&I efforts around building employee awareness and understanding through various training requirements and learning opportunities. In 2021, we accomplished a 100% participation in our required DE&I training and hosted a variety of voluntary learning sessions around an array of DE&I topics (e.g., Cultural Diversity, and Humility, LGBTQ+ Pride, Black History), which supported employee self-reflection, engagement, and action throughout the year. In addition, we introduced the option for employees to select a floating holiday that recognizes DE&I that is personally meaningful to them.
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

Workforce Demographics
The following data is as of December 31, 2021 and was gathered voluntarily from employees and reflects the information provided by the participating respondents. No employees have identified as non-binary. We define Manager Level as employees that either supervise at least one team member or hold a title of Associate Director or above. We define Senior Officer Level as employees with a title of Senior Vice President or above. In addition to maintaining a diverse workforce, 42% of our Board of Directors self-identify as women and 50% self-identify as racially or ethnically diverse.
*7 of 19 senior officers identify as women
Employee Engagement
We believe our focus on culture, employee engagement and inclusion has helped us mitigate the risk of losing key team members. To assess, analyze, and respond to employee sentiment and to ensure that we are doing all we can to foster engagement from a strategic perspective, we launched our first employee engagement survey in 2019. Eighteen months later, we conducted our second employee engagement survey, both with an overwhelming 99% of employees participating and increasing positive results. We continuously strive in our culture and work environment to create opportunities for engagement and improvement. We intend to continue conducting employee engagement surveys every eighteen months.
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
Employee Health, Safety and Wellbeing
We believe the health and wellbeing of our team members are cornerstones for our successful operations. Our “O”verall Wellbeing Program provides opportunities for our people to participate in various activities and educational programs to enhance their personal and professional lives. To support a healthy work-life balance, we offer flexible work schedules, access to discounted fitness programs, on-site dry-cleaning pickup, car wash services, paid family leave, generous maternity leave, lactation rooms and an infant at work program for new parents. Employees also have access to a robust employee assistance program. Our Injury and Illness Prevention Program (IIPP) helps us meet our goal of maintaining a safe and healthy working environment for our employees.
Additionally, we have continued to train employees on best practices for healthy hygiene in the workplace as we evaluate a return to office plan. Every employee was required to attend an information session on healthy office protocols and COVID-19 safety and prevention prior to regularly returning to the office to work. For our corporate offices, we have invested in MERV 13 filters, provide continuous HVAC air filtration, installed sanitizing stations, implemented social distancing guidelines, and trained employees on healthy hand washing habits. We also escalated cleaning protocols and preventative health screening questionnaires to create a safe and clean environment for our employees.
Governance - Fiduciary Duties and Ethics
We believe in the importance of a company’s reputation for integrity and are committed to managing the Company for the benefit of our stockholders. We are focused on maintaining good corporate governance and have implemented the below practices that illustrate this commitment including, but are not limited to:

•Our Board of Directors is currently comprised of 12 directors, 11 of whom are independent, non-employee directors;
•Our Board of Directors is elected on an annual basis with a majority vote standard;
•Our directors conduct annual self-evaluations and participate in director orientation and continuing education programs;
•An enterprise risk management evaluation is conducted annually to identify and assess Company risk;
•Each standing committee of our Board of Directors is comprised entirely of independent directors; and
•We adhere to all other corporate governance principles outlined in our Corporate Governance Guidelines. These guidelines, as well as our bylaws, committee charters and other governance documents may be found on our website.
We are committed to conducting our business according to the highest ethical standards and upholding our corporate responsibilities as a public company operating for the benefit of our stockholders. Our Board of Directors has adopted a Code of Business Ethics that applies to our directors, officers, and other employees. The Code of Business Ethics includes our commitment to dealing fairly with all of our customers, service providers, suppliers, and competitors. We conduct an annual training with our employees regarding ethical behavior and require all employees to acknowledge the terms of, and abide by, our Code of Business Ethics, which is also available on our website. Our employees have access to members of our Board of Directors to report anonymously, if desired, any suspicion of misconduct by any member of our senior management or executive team. Anonymous reporting is always available through our whistleblower hotline and reported to our Audit Committee quarterly.

PROPERTY PORTFOLIO INFORMATION
At December 31, 2021, we owned a diversified portfolio:
•Consisting of 11,136 properties;
•With an occupancy rate of 98.5%, or 10,972 properties leased and 164 properties available for lease or sale;
•With clients doing business in 60 separate industries;
•Located in all 50 U.S. states, Puerto Rico, the U.K. and Spain;
•With approximately 210.1 million square feet of leasable space;
•With a weighted average remaining lease term (excluding rights to extend a lease at the option of the client) of approximately 9.0 years; and
•With an average leasable space per property of approximately 18,860 square feet, approximately 12,470 square feet per retail property and approximately 248,120 square feet per industrial property.
At December 31, 2021, 10,972 properties were leased under net lease agreements. A net lease typically requires the client to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, clients of our properties typically pay rent increases based on: (1) fixed increases, (2) increases tied to inflation (typically subject to ceilings), or (3) additional rent calculated as a percentage of the clients’ gross sales above a specified level.
We define total portfolio annualized contractual rent as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables, but excluding percentage rent and reimbursements from clients, as of the balance sheet date, multiplied by 12, excluding percentage rent. We believe total portfolio annualized contractual revenue is a useful supplemental operating measure, as it excludes properties that were no longer owned at the balance sheet date and includes the annualized rent from properties acquired during the quarter. Total portfolio annualized contractual rent has not been reduced to reflect reserves recorded as reductions to GAAP rental revenue in the periods presented and excludes unconsolidated entities.

Industry Diversification
The following table sets forth certain information regarding our property portfolio classified according to the business of the respective clients, expressed as a percentage of our total portfolio annualized contractual rent:

	Percentage of Total Portfolio Annualized Contractual Rent by Industry as of
	Dec 31, 2021	Dec 31, 2020	Dec 31, 2019	Dec 31, 2018	Dec 31, 2017
United States
Aerospace	0.4%	0.6%	0.8%	0.9%	1.0%
Apparel stores	1.5	1.3	1.1	1.2	1.4
Automotive collision services	1.0	1.1	1.0	0.9	1.0
Automotive parts	1.5	1.6	1.6	1.7	1.5
Automotive service	3.2	2.7	2.6	2.3	2.5
Automotive tire services	1.8	2.0	2.1	2.3	2.5
Beverages	1.3	2.1	2.0	2.4	2.6
Child care	1.5	2.1	2.1	2.2	1.7
Consumer electronics	0.6	0.3	0.3	0.3	0.3
Consumer goods	0.7	0.6	0.6	0.7	0.7
Convenience stores	9.1	11.9	12.3	12.6	9.3
Crafts and novelties	1.0	0.9	0.6	0.6	0.6
Diversified industrial	1.0	0.8	0.7	0.8	0.8
Dollar stores	7.5	7.6	7.9	7.3	7.5
Drug stores	6.6	8.2	8.8	9.4	10.2
Education	0.1	0.2	0.2	0.3	0.3
Energy	0.4	—	—	—	—
Entertainment	0.8	0.3	0.3	0.3	0.4
Equipment services	0.3	0.3	0.4	0.4	0.4
Financial services	2.0	1.8	2.0	2.4	2.3
Food processing	0.7	0.7	0.7	0.5	0.6
General merchandise	3.5	3.4	2.5	2.1	2.3
Government services	*	0.6	0.7	0.9	0.9
Grocery stores	4.9	4.9	5.2	5.0	5.3
Health and beauty	0.2	0.2	0.2	0.2	*
Health and fitness	4.7	6.7	7.0	7.1	7.7
Health care	1.9	1.5	1.6	1.6	1.4
Home furnishings	2.2	0.7	0.8	0.8	0.9
Home improvement	3.1	3.1	2.9	2.8	2.9
Machinery	0.1	0.1	0.1	0.1	0.1
Motor vehicle dealerships	1.3	1.6	1.6	1.8	2.0
Office supplies	0.2	0.1	0.2	0.2	0.2
Other manufacturing	0.5	0.4	0.6	0.7	0.8
Packaging	0.6	0.9	0.8	1.0	1.1
Paper	*	0.1	0.1	0.1	0.1
Pet supplies and services	0.9	0.7	0.7	0.5	0.6
Restaurants - casual dining	5.9	2.8	3.2	3.3	3.6
Restaurants - quick service	6.5	5.3	5.8	6.3	5.2
Shoe stores	0.2	0.2	0.2	0.5	0.6
Sporting goods	1.5	0.7	0.8	0.9	1.0
Telecommunications	0.1	0.5	0.5	0.6	0.6
Theaters	3.4	5.6	6.1	5.3	5.7
Transportation services	3.4	3.9	4.3	5.0	5.4
Wholesale clubs	2.5	2.4	2.5	2.9	3.1
Other	0.9	0.3	0.8	0.8	0.9
Total United States	91.5%	93.8%	97.3%	100.0%	100.0%
Europe (1)
Grocery stores	5.3	4.9	2.7	—	—
Health care	0.1	0.1	—	—	—
Home improvement	2.0	1.2	—	—	—
Warehousing and storage	0.2	—	—	—	—
Other	0.9	*	*	—	—
Total Europe	8.5%	6.2%	2.7%	—%	—%
Totals	100.0%	100.0%	100.0%	100.0%	100.0%
* Less than 0.1%
(1) Europe consists of properties in the U.K., starting in May 2019, and in Spain, starting in September 2021.

Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of December 31, 2021 (dollars in thousands):

Property Type	Number of Properties	Approximate Leasable Square Feet (1)	Total Portfolio Annualized Contractual Rent	Percentage of Total Portfolio Annualized Contractual Rent
Retail	10,819	134,919,200	$2,430,223	83.4%
Industrial	294	72,947,300	424,217	14.6
Other (2)	23	2,201,000	57,757	2.0
Totals	11,136	210,067,500	$2,912,197	100.0%
(1) Includes leasable building square footage. Excludes 3,600 acres of leased land categorized as agriculture at December 31, 2021.
(2) "Other" includes seven properties classified as office, consisting of 2,009,800 approximate leasable square feet and $29.2 million in annualized contractual rent, and 16 properties classified as agriculture, consisting of 191,200 approximate leasable square feet and $28.6 million in annualized contractual rent. In November 2021, we completed the spin-off of substantially all of our office assets into Orion Office REIT Inc.
Client Diversification
The following table sets forth the 20 largest clients in our property portfolio, expressed as a percentage of total portfolio annualized contractual rent, which does not give effect to deferred rent, at December 31, 2021:

Client	Number of Leases	Percentage of Total Portfolio Annualized Contractual Rent (1)
Walgreens	333	4.1%
Dollar General	1,272	4.0
7-Eleven	627	4.0
Dollar Tree / Family Dollar	1,016	3.6
FedEx	80	3.0
LA Fitness	79	2.5
Sainsbury's	26	2.3
BJ's Wholesale Club	32	2.0
CVS Pharmacy	183	1.8
Wal-Mart / Sam's Club	64	1.8
B&Q (Kingfisher)	23	1.7
AMC Theaters	35	1.7
Regal Cinemas (Cineworld)	41	1.6
Red Lobster	201	1.6
Tractor Supply	153	1.4
Tesco	15	1.4
Lifetime Fitness	16	1.4
Home Depot	29	1.2
Amazon	16	1.1
Fas Mart (GPM Investments)	262	1.0
Totals	4,503	43.1%
(1) Amounts for each client are calculated independently; therefore, the individual percentages may not sum to the total.

Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the client) and their contribution to total portfolio annualized contractual rent as of December 31, 2021 (dollars in thousands):

Total Portfolio (1)
	Expiring Leases		Approximate Leasable Square Feet	Total Portfolio Annualized Contractual Rent	Percentage of Total Portfolio Annualized Contractual Rent
Year	Retail	Non-Retail
2022	363	28	9,970,100	$78,627	2.7%
2023	774	27	11,461,700	147,579	5.1
2024	660	30	13,290,800	150,833	5.2
2025	800	32	13,432,100	191,366	6.6
2026	745	32	15,313,000	174,810	6.0
2027	1,143	22	16,729,100	216,666	7.4
2028	942	33	18,442,100	220,058	7.6
2029	811	14	17,085,400	209,853	7.2
2030	497	16	13,504,900	154,216	5.3
2031	424	36	19,914,400	228,369	7.8
2032	577	12	8,872,600	167,609	5.8
2033	508	13	11,776,300	149,801	5.1
2034	493	5	9,027,300	189,096	6.5
2035	373	2	4,054,000	95,522	3.3
2036	370	6	6,385,700	120,659	4.1
2037-2059	1,420	28	18,261,000	417,133	14.3
Totals	10,900	336	207,520,500	$2,912,197	100.0%
(1) Leases on our multi-client properties are counted separately in the table above. This table excludes 208 vacant units.

Geographic Diversification
The following table sets forth certain state-by-state information regarding our property portfolio as of December 31, 2021:

Location	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Percentage of Total Portfolio Annualized Contractual Rent
Alabama	380	98%	4,074,500	2.1%
Alaska	6	100	299,700	0.1
Arizona	223	99	3,344,600	1.9
Arkansas	226	98	2,454,300	1.1
California	315	99	10,962,400	6.3
Colorado	156	98	2,550,000	1.5
Connecticut	30	90	1,350,800	0.5
Delaware	26	100	192,000	0.2
Florida	700	99	9,492,600	5.3
Georgia	487	99	8,364,900	3.6
Hawaii	22	100	47,800	0.2
Idaho	27	100	189,100	0.1
Illinois	455	98	11,743,900	5.0
Indiana	386	99	7,370,100	2.9
Iowa	88	98	3,466,600	1.0
Kansas	172	100	4,452,400	1.3
Kentucky	172	97	3,413,800	1.3
Louisiana	296	99	4,861,900	2.2
Maine	55	98	1,008,300	0.5
Maryland	72	96	2,740,100	1.3
Massachusetts	88	99	3,045,800	1.4
Michigan	447	98	5,276,700	2.9
Minnesota	230	100	3,511,200	2.1
Mississippi	277	99	4,148,400	1.4
Missouri	341	98	4,636,100	2.1
Montana	21	100	204,500	0.1
Nebraska	75	99	1,013,000	0.4
Nevada	72	100	2,638,300	1.0
New Hampshire	30	100	567,900	0.4
New Jersey	136	98	2,199,900	1.8
New Mexico	101	99	1,280,200	0.7
New York	239	99	4,277,800	3.3
North Carolina	372	99	7,611,600	3.3
North Dakota	22	86	352,300	0.2
Ohio	656	99	14,915,200	4.7
Oklahoma	279	98	3,876,100	1.8
Oregon	41	98	656,400	0.5
Pennsylvania	327	98	5,852,700	2.8
Rhode Island	7	86	109,800	0.1
South Carolina	287	99	3,917,800	2.0
South Dakota	30	97	430,200	0.2
Tennessee	369	98	6,372,600	2.6
Texas	1,422	98	23,608,600	10.6
Utah	36	100	1,529,500	0.6
Vermont	7	100	134,900	0.1
Virginia	339	97	5,792,000	2.5
Washington	76	99	1,674,300	1.0
West Virginia	74	100	726,000	0.4
Wisconsin	239	100	4,200,600	1.9
Wyoming	23	100	157,700	0.1
Puerto Rico	6	100	59,400	0.1
Spain	43	100	2,492,000	0.7
U.K.	130	100	10,418,200	7.8
Totals/average	11,136	99%	210,067,500	100.0%

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
•The impact of the COVID-19 pandemic, or future pandemics, on us, our business, our clients, or the economy generally; and
•The uncertainties regarding whether the anticipated benefits or results of our merger with VEREIT will be achieved.
Future events and actual results, financial and otherwise, may differ materially from the results discussed or implied by the forward-looking statements. In particular, forward-looking statements regarding estimated or future results of operations or financial condition, estimated or future acquisitions of properties, or the estimated or potential impact of our merger with VEREIT are based upon numerous assumptions and estimates and are inherently subject to substantial uncertainties and actual results of operations, financial condition, property acquisitions and the impacts of our merger with VEREIT may differ materially from those expressed or implied in the forward-looking statements, particularly if actual events differ from those reflected in the estimates and assumptions upon which such forward-looking statements are based. Some of the factors that could cause actual results to differ materially are:
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
•Acts of terrorism and war; and
•Any effects of uncertainties regarding whether the anticipated benefits or results of our merger with VEREIT will be achieved.
Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, for the fiscal year ended December 31, 2021.
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
Item 1A:      Risk Factors
This “Risk Factors” section contains references to our “capital stock” and to our “stockholders.” Unless expressly stated otherwise, the references to our “capital stock” represent our common stock and any class or series of preferred stock which may be outstanding from time to time, while the references to our “stockholders” represent holders of our common stock and any class or series of outstanding preferred stock.
Risks Related to Our Business and Industry
The COVID-19 pandemic has disrupted our operations and is expected to continue to have an adverse effect on our business, results of operations, financial condition and liquidity.
The COVID-19 pandemic, including the continued spread of new variants, has had, and other pandemics in the future could have, repercussions across global economies and financial markets. The COVID-19 pandemic and the measures taken to limit its spread have adversely impacted regional, national and global economic activity and have contributed to significant volatility and negative pressure in financial markets. The impact of the COVID-19 pandemic has rapidly evolved and, as cases and variants of COVID-19 have continued to increase and be identified, many countries, including the United States, the United Kingdom, and Spain, have reacted by, among other things, instituting quarantines and restricting travel. Many national, state and local governments, including in areas where we own properties, have also reacted by instituting quarantines, restrictions on travel, shelter-in-place orders, vaccine requirements, restrictions on types of business that may continue to operate, school closures, vaccine and testing requirements, limitations on attendance at events or other gatherings, and social distancing requirements, and additional national, state and local governments may implement similar restrictions. In that regard, surges in COVID-19 cases have led many state and local governments to increase the scope and severity of some of these restrictions and to institute new restrictions.
As a result, the COVID-19 pandemic and the measures taken to limit its spread have negatively impacted the global, national and regional economies generally and many industries, directly or indirectly, and those impacts may continue and may increase in severity, including potentially triggering prolonged periods of negative or limited economic growth. Factors that have contributed or may contribute to the adverse impact of the COVID-19 pandemic and the measures taken to limit its spread on the business, results of operations, financial condition and liquidity of us and our clients include, without limitation, the following:
•A complete or partial closure of, or other operational limitations or issues at, properties operated by our clients resulting from government action (including travel bans, border closings, business closures, quarantine, vaccine and testing requirements, shelter-in-place or similar orders requiring that people remain in their homes) or client action;
•Reduced economic activity, customer traffic, consumer confidence or discretionary spending, the deterioration in our or our clients’ ability to operate in affected areas and any delays in the supply of products or services to our clients may impact certain of our clients’ businesses, results of operations, financial condition and liquidity and may cause certain of our clients to be unable to meet their obligations to us in full, or at all, and to seek, whether through negotiation, restructuring or bankruptcy, reductions or deferrals in their rent payments and other obligations to us or early termination of their leases;
•We may experience difficulties, some of which may be related to supply chain disruptions, in leasing, selling or redeveloping vacant properties or renewing expiring or terminated leases on terms we consider acceptable, or at all;
•We may experience difficulty accessing the bank lending, capital markets and other financial markets on attractive terms, or at all, and a severe disruption or instability in the national or global financial markets or deterioration in credit and financing conditions may adversely affect our cost of capital, our access to capital to grow our business (including through acquisitions, development opportunities and other strategic transactions) and to fund our business operations, our ability to pay dividends on our common stock, our ability to pay the principal of and interest on our indebtedness, and our other liabilities on a timely basis, and our clients’ ability to fund their business operations and meet their obligations to us and others;
•The financial impact of the COVID-19 pandemic could negatively impact our credit ratings, the interest rates on our borrowings, and our future compliance with financial covenants under our credit facility and other debt instruments, which could result in a default and potentially an acceleration of indebtedness, any of which could negatively impact our ability to make additional borrowings under our revolving credit facility, to sell commercial paper notes under our commercial paper program or incur other indebtedness, and pay dividends on our common stock and to pay the principal of and interest on our indebtedness, and our other obligations when due;
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
Most of our clients operate retail businesses, many of which appear to have been disproportionately impacted by the COVID-19 pandemic and the measures taken to mitigate its spread. These adverse impacts have, at times, reduced the amount of rent we have been able to collect from our clients in those industries and may further decrease the likelihood of us collecting such rent in the future. In addition, if any of these or other clients declare bankruptcy or enter into similar corporate restructuring arrangements, they may seek to reject or renegotiate our existing leases, which could adversely affect our ability to collect rent that is owed or to collect future rent on those properties at anticipated rates, or at all, or to re-lease those properties on favorable terms.
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
As a result of the foregoing, we cannot predict the number of our clients that will not pay rent in the future, nor can we predict whether our clients who have paid rent in the past will continue to do so or whether our clients who have deferred rent will pay such rent in the future. As the COVID-19 pandemic continues, our clients may cease to pay their rent obligations to us in full or at all, and our clients may elect not to renew their leases, seek to terminate their leases, seek relief from their leases (including through negotiation, restructuring or bankruptcy), or decline to renew expiring leases or enter into new leases, all of which may adversely impact our rental revenue and occupancy rates, generate additional expenses, result in impairment charges or other write-downs of assets, and adversely impact our results of operations, financial condition and liquidity. In addition, as we believe to be the case with many retail landlords, we have received and may continue to receive short-term rent relief requests, most often in the form of rent deferral requests, or requests for further discussion from our clients. Collections and rent relief requests to-date may not be indicative of collections or requests in any future period.
Likewise, the deterioration of global economic conditions as a result of the pandemic may ultimately lead to a further decrease in occupancy levels and rental rates across our portfolio as our clients reduce or defer their spending, institute restructuring plans or file for bankruptcy. Some of our major clients have experienced temporary closures of some or all of their properties or have substantially altered or reduced their operations in response to the COVID-19 pandemic, and additional clients may do so in the future. In addition, the measures taken to prevent the spread of

COVID-19 (including quarantine, shelter-in-place or similar orders requiring that people remain in their homes) have led and may lead to further closures, or other operational issues or changes at our properties, or delays in acquisition activities, construction projects, and other corporate actions, all of which may materially adversely impact our operations.
In addition, in light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, we have taken certain precautionary measures within our organization intended to help reduce the risk of the virus to our employees, our clients, and the communities in which we operate, including instituting a work-from-home policy for our employees and limiting non-essential travel and in-person attendance at industry events.
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
For the foregoing reasons, we expect that the impact of the COVID-19 pandemic and related containment measures, including the impact on regional, national and global economies, may adversely affect our business, results of operations, financial condition and liquidity, and, given unpredictability of the scope, severity and duration of the pandemic, such impacts may be material.
To the extent the COVID-19 pandemic and related containment measures continue to adversely affect regional, national and global economic conditions and financial markets, as well as the business, results of operations, financial conditions and liquidity of us and our clients, they may also have the effect of heightening many of the risks described elsewhere in this “Risk Factors” section, including the risks resulting from our significant indebtedness; our need to generate sufficient cash flows to service our indebtedness, to pay dividends on our common stock, to pay the principal of and interest on our indebtedness, and provide for our other cash needs; our ongoing need for external financing; our ability to access borrowings under our credit facility and to sell notes under our commercial paper program; our ability to comply with the covenants contained in the agreements that govern our indebtedness; our ability to integrate VEREIT’s business or realize the anticipated synergies and related benefits of the merger; our dependency on key personnel; and the impact of negative market conditions or adverse events on our clients. In addition, in light of the COVID-19 pandemic and the measures taken to limit its spread, our historical information regarding our business, properties, results of operations, financial condition or liquidity may not be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us, our properties or our business.
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
•Changes in laws, rules or regulations that negatively impact clients or our properties;
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
At any time, any of our clients may experience a downturn in its business that may weaken its operating results or overall financial condition. As a result, a client may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. Any client bankruptcy or insolvency, leasing delay or failure to make rental payments when due could result in the termination of our client’s lease and material losses to us.
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
As of December 31, 2021, 164 of our properties were available for lease or sale. As of December 31, 2021, no single client or group of our clients in the same industry accounted for more than 10% of our total portfolio annualized contractual rent. Downturns in any of our industries could adversely affect our clients, which in turn could also have a material adverse effect on our financial position, results of operations and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions on our common stock, and any outstanding preferred stock.
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

There may be environmental conditions associated with our properties of which we are unaware. In that regard, a number of our properties are leased to operators of convenience stores that sell petroleum-based fuels, as well as to operators of oil change and tune-up facilities and operators that use chemicals and other waste products. These facilities, and some other of our properties, use, or may have used in the past, underground lifts or underground tanks for the storage of petroleum-based or waste products, which could create a potential for the release of hazardous substances. Certain of our other properties, particularly those leased for industrial-type purposes, may also involve operations or activities that could give rise to environmental liabilities.
The presence of hazardous substances on a property may adversely affect our client's ability to continue to operate that property or our ability to lease or sell that property and we may incur substantial remediation costs or third party liability claims. Although our leases generally require our clients to operate in compliance with all applicable federal, state, and local environmental laws, ordinances and regulations, and to indemnify us against any environmental liabilities arising from the clients’ activities on the properties, we could nevertheless be subject to liability, including strict liability, by virtue of our ownership interest. There also can be no assurance that our clients could or would satisfy their indemnification obligations under their leases. The discovery of environmental liabilities attached to our properties could have an adverse effect on our results of operations, our financial condition, or our ability to make distributions to stockholders and to pay the principal of and interest on our debt securities and other indebtedness.
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
While we have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to environmental contamination, if environmental contamination should exist on any of our properties, we could be subject to liability, including strict liability, by virtue of our ownership interest. In addition, while we maintain environmental insurance policies, it is possible that our insurance could be insufficient to address any particular environmental situation and/or that, in the future, we could be unable to obtain insurance for environmental matters at a reasonable cost, or at all. Our clients are generally responsible for, and indemnify us against, liabilities for environmental matters that arise during the lease terms as a result of clients’ activities on the properties. For properties that have underground storage tanks, in addition to providing an indemnity in our favor, the clients generally are required to meet applicable state financial assurance obligations, including maintaining certain minimum net worth requirements, obtaining environmental insurance, or relying upon the state trust funds where available in the states where these properties are located to reimburse responsible parties for costs of environmental remediation. However, it is possible that one or more of our clients could fail to have sufficient funds to cover any such indemnification or to meet applicable state financial assurance obligations, and thus we may still be obligated to pay for any such environmental liabilities.
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
Although a number of regulations related to TCJA became final after 2017, there are still a number of proposed regulations open for comment, and further changes may be made in light of changes in the U.S. government. The legislation is still unclear in some respects and could be subject to further potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, any of which could lessen or increase the impact of the legislation. In addition, state and local tax jurisdictions, which often use federal taxable income as a starting point for computing state and local tax liabilities, are continuing to evaluate the legislation to determine their respective levels of conformity to the new law. While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors and auditors to determine the full impact that the tax legislation as a whole will have on us.
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
We intend to incur additional indebtedness in the future, including borrowings under our $3.0 billion unsecured revolving credit facility and our $1.0 billion commercial paper program. The credit agreement governing our revolving credit facility also governs our $250.0 million unsecured term loan facility due March 2024. Our revolving credit facility grants us the option, subject to obtaining lender commitments and other customary conditions, to expand the borrowing limits thereunder to up to $4.0 billion. In addition, we have an unsecured commercial paper note program under which we may offer and sell up to $1.0 billion of commercial paper at any time. We use our $3.0 billion revolving credit facility as a liquidity backstop for the repayment of notes issued under the commercial paper program. Specifically, we maintain unused borrowing capacity under our revolving credit facility equal to the aggregate principal amount of borrowings outstanding under our commercial paper program from time to time. We also may in the future enter into amendments and restatements of our current revolving credit facility and term loan facility, or enter into new revolving credit facilities or term loan facilities, and any such amended, restated or replacement revolving credit facilities or term loan facilities may increase the amounts we are entitled to borrow, subject to customary conditions, compared to our current revolving credit facility and term loan facility, or we may incur other indebtedness. We may also in the future increase the size of our commercial paper program. In addition, as a result of the merger, all outstanding secured indebtedness of VEREIT and its subsidiaries and all outstanding liabilities and other indebtedness of VEREIT and its subsidiaries (including $4.65 billion of additional senior unsecured notes that were originally issued by VEREIT OP, substantially all of which were subsequently exchanged for senior unsecured notes issued by us) became indebtedness and liabilities of ours or our subsidiaries, as the case may be, which has substantially increased the total secured indebtedness of us and our subsidiaries and the total liabilities and other indebtedness of our subsidiaries.
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
•Changes in market rents;
•Inability to lease properties upon termination of existing leases;
•Renewal of leases at lower rental rates;
•Inability to collect rental revenue from our clients due to financial hardship, including bankruptcy;
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
•The impacts of climate change; and
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
Our future success will depend, in part, upon our ability to manage our acquisitions and expansion opportunities. We are regularly engaged in the process of identifying, analyzing, underwriting, and negotiating possible acquisition transactions. We cannot provide any assurances that we will be successful in consummating future acquisitions on favorable terms or that we will realize expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits. Our inability to consummate one or more acquisitions on such terms, our failure to adequately underwrite and identify risks and obligations when acquiring properties, or our failure to realize the intended benefits from one or more acquisitions, could have a significant adverse effect on our business, liquidity, financial position and/or results of operations, including as a result of our incurrence of additional indebtedness and related interest expense and our assumption of unforeseen contingent liabilities in connection with completed acquisitions.
Furthermore, we have made and may continue to make selected acquisitions of properties that fall outside our historical focus on freestanding, single-client, net lease retail locations in the United States. We may be exposed to a variety of new risks by expanding into new property types and/or new jurisdictions outside the United States, including in the United Kingdom and Spain, and properties leased to our clients engaged in non-retail businesses. These risks may include limited experience in managing certain types of new properties, new types of real estate locations and lease structures, and the laws and culture of non-United States jurisdictions.
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

•As we may not have or have only a limited number of properties within a jurisdiction, our experience in that market and with local business may be limited;
•Cultural factors and business practices that differ from our United States standards and practices including as they relate to rent adjustments, ground leases and property ownership requirements and limitations;
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
We may engage in development or other expansion projects, which could require us to raise additional capital and oversee state and local permitting. A decision by any governmental agency not to issue a required permit or substantial delays in the permitting process could prevent us from pursuing the development or expansion project. Additionally, any such new development or expansion project may not operate at designed capacity or may cost more to operate than we expect. The inability to successfully complete development or expansion projects or to complete them on a timely basis could adversely affect our business and results of operations.
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
In addition to the indemnities and required insurance policies identified above, many of our properties are also covered by flood and earthquake insurance policies (subject to substantial deductibles) obtained and paid for by the clients as part of their risk management programs. Additionally, we have obtained blanket liability, flood and earthquake (subject to substantial deductibles) and property damage insurance policies to protect us and our properties against loss should the indemnities and insurance policies provided by the clients fail to restore the properties to their condition prior to a loss. We do not carry insurance for certain losses and certain types of losses may be either uninsurable or not economically insurable. However, should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on our results of operations or financial condition and on our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions to our stockholders. We also face the risk that our insurance carriers may not be able to provide payment under any potential claims that might arise under the terms of our insurance policies, and we may not have the ability to purchase insurance policies we desire.
In addition, although we obtain title insurance policies on our properties to help protect us and our properties against title defects (such as adverse claims of ownership, liens or other encumbrances), there may be certain title defects that our title insurance will not cover. If a material title defect related to any of our properties is not adequately covered by a title insurance policy, we could lose some or all of our capital invested in and our anticipated profits from such property, cause a financial misstatement or damage our reputation.
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
The effects of climate change, and a resulting shift to a lower carbon economy, could present several climate-related risks and opportunities for our business. Physical risks from climate change could result in both chronic and acute perils including, but not limited to, extreme weather, changes in precipitation and temperature, and rising sea levels, all of which may result in physical damage to, or a decrease in demand for, our properties located in the areas affected by these conditions. Should the impact of climate change be severe or occur for lengthy periods of time, connectivity, labor and supply chains could impact business continuity for ourselves and our clients. This could adversely affect our financial condition or results of operations.
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
We are subject to risks related to the discontinuance of LIBOR.
Certain of our existing debt instruments and other financial arrangements, including our $3.0 billion revolving credit facility and our $250.0 million term loan facility, provide for borrowings to be made at variable interest rates that use the London Interbank Offered Rate, or LIBOR (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate applicable to outstanding borrowings thereunder, and we may incur additional indebtedness or enter into new financial arrangements that use LIBOR as a benchmark for establishing the interest rate for borrowing thereunder. Likewise, as part of our cash management practices we may from time to time invest available cash in financial instruments that use LIBOR as a benchmark for calculating interest payments or other obligations thereunder.
LIBOR is in the process of being discontinued. While certain U.S. dollar LIBOR settings will continue to be published on the current basis until June 30, 2023, all other LIBOR settings either are no longer being published or are being published only for a limited time and only on a “synthetic” basis (i.e., not on the basis of submissions made by panel banks). The regulator of the administrator of LIBOR has prohibited any new use of LIBOR by firms subject to its supervision, and certain regulators in the United States have stated that no new contracts using U.S. dollar LIBOR should be entered into after 2021.
While our revolving credit facility and our term loan facility include provisions for establishing alternative reference rates when LIBOR is no longer be available, the consequences of the adoption of any such alternative reference rates cannot be predicted and could have an adverse impact on the amount of interest and commitment fees that we pay under those facilities. Likewise, the unavailability of LIBOR may have an adverse impact on interest rates and other financing costs under other debt instruments and other financial obligations of ours, as well as the market value of and the payments we receive under any LIBOR-linked securities or investments that we may own from time to time. In addition, financial markets generally may be adversely affected by the discontinuation of LIBOR, the uncertainties regarding its discontinuation, the alternative reference rates that are being or may be used in place of LIBOR and other issues related to LIBOR. Any of the foregoing could adversely affect our results of operations and financial condition.
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
Certain of our investments have the benefit of governmental tax incentives aimed at inducing property users to relocate to incentivize development in areas and neighborhoods which have not historically seen robust commercial development. The 2017 Tax Cuts and Jobs Act provided for such communities to be designated as Qualified Opportunity Zones, which are eligible for such tax benefits. These incentives typically have specific sunset provisions and may be subject to governmental discretion in the eligibility or award of the applicable incentives. The expiration of these incentive programs or the inability of potential clients or users to be eligible for or to obtain governmental approval of the incentives, or the inability to remain compliant with such programs, may have an adverse effect on the value of our investment, cash flow and net income, and may result in impairment charges.

Risks Relating to the Merger and the Transactions Contemplated by the Merger Agreement
We may not be able to integrate VEREIT’s business successfully or realize the anticipated synergies and related benefits of the merger and the transactions contemplated by the Merger Agreement.
The merger involved the combination of two companies which operated as independent public companies. We are required to devote significant management attention and resources to integrating the business practices and operations of VEREIT. Potential difficulties we may encounter in the integration process include the following:
•the inability to successfully combine the businesses of Realty Income and VEREIT in a manner that permits the combined company to achieve the anticipated cost savings;
•lost sales and clients as a result of certain clients of either of Realty Income or VEREIT deciding not to do business with the combined company;
•the complexities associated with managing the combined company out of multiple locations and integrating personnel from the two companies;
•the additional complexities of combining two companies with different histories, regulatory restrictions, markets and customer bases;

•the complexities associated with combining Realty Income and VEREIT’s information technology systems including integrating the companies’ two enterprise resource planning (ERP) platforms into one primary ERP tool;
•the inability to realize expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits;
•the failure to retain key employees of either of the two companies; and
•performance shortfalls as a result of the diversion of management’s attention caused by integrating Realty Income’s and VEREIT’s operations.
Our historical and unaudited pro forma condensed combined financial statements may not be representative of our results after the merger and the transactions contemplated by the Merger Agreement.
The merger and the transactions contemplated by the Merger Agreement, including the subsequent spin-off of Orion, were completed in November 2021. Accordingly, our historical financial statements and our operating results for the periods prior to such time do not give effect to those transactions. In addition, the unaudited pro forma condensed combined financial statements related to such transactions that we have previously prepared were created for informational purposes only and do not purport to be indicative of the financial position or results of operations that actually would have occurred had the merger and the transactions contemplated by the Merger Agreement been completed as of the dates indicated, nor does it purport to be indicative of the future operating results or financial position of Realty Income after the merger and the transactions contemplated by the Merger Agreement. The unaudited pro forma condensed combined financial statements reflect adjustments, which were based upon preliminary estimates, to allocate the purchase price to VEREIT’s assets and liabilities and certain estimates and assumptions regarding the merger and the transactions contemplated by the Merger Agreement that Realty Income and VEREIT believe are reasonable under the circumstances. In addition, the unaudited pro forma condensed combined financial statements do not reflect other future events that occur after the merger and the transactions contemplated by the Merger Agreement, including the costs related to the planned integration of the two companies and any future nonrecurring charges resulting from the merger and the transactions contemplated by the Merger Agreement, and do not consider potential impacts of current market conditions on revenues or expense efficiencies. As a result, we cannot assure you that our historical and unaudited pro forma condensed combined financial statements will be representative of our results for future periods.
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
•Changes in our credit ratings;
•Actual or anticipated variations in quarterly operating results of us and our competitors; and
•Failure to achieve the perceived benefits of the merger and the transactions contemplated by the Merger Agreement or if the effect of the merger and the transactions contemplated by the Merger Agreement on our results of operations or financial condition is not consistent with the expectations of financial or industry analysts.
In addition, over the last several years, prices of common stock and debt securities in the United States, trading markets have experienced extreme price fluctuations, and the market values of our common stock and debt securities have also fluctuated significantly during this period. As a result of these and other factors, investors who purchase our capital stock and debt securities may experience a decrease, which could be substantial and rapid, in the market value of our capital stock and debt securities, including decreases unrelated to our operating performance or prospects.

Litigation risks could affect our business.
From time to time, we are involved in legal proceedings, lawsuits, and other claims including those that may arise out acquisitions, development opportunities and other strategic transactions. An unfavorable resolution of litigation may have a material adverse effect on our business, results of operations and financial condition. Regardless of its outcome, litigation may result in substantial costs and expenses and significantly divert the attention of management.
We depend on key personnel.
We depend on the efforts of our executive officers and key employees. In addition, our success after the merger with VEREIT will depend in part upon our ability to retain executive officers and key employees who may depart because of issues relating to the uncertainty and difficulty of integration following the merger or a desire not to remain with Realty Income. The loss of the services of our executive officers and key employees could have a material adverse effect on our results of operations or financial condition and on our ability to pay the principal and interest on our debt securities and other indebtedness and to make distributions to our stockholders. It is possible that we will not be able to recruit additional personnel with equivalent experience in the net lease industry or retain employees to the same extent as in the past.
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
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information. Although we have taken steps to protect the security of the data maintained in our information systems, our security measures may not be able to prevent the systems’ improper functioning, or the theft of intellectual property, personal information, or personal property, such as in the event of cyber-attacks or ransom-ware attacks. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, result in theft of company assets, damage our reputation, subject us to liability claims and could adversely affect our business, financial condition and results of operations. Further, while we carry cyber liability insurance, such insurance may not be adequate to cover all losses related to such events.
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

Additionally, as a result of our merger with VEREIT, we are operating two separate ERP systems to execute our financial reporting until we can complete a full data migration and complete the related testing. We have started the process of integrating these two ERP platforms into one primary system and expect to complete the implementation process during 2022. We have updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes for these parallel ERP systems, as we work towards enhanced automated controls through a central platform. However, utilization of parallel ERP systems has inherent risks, which can complicate our financial reporting controls and potentially lead to breakdowns in data integrity. This ERP integration also has required, and will continue to require, significant capital and human resources to deploy. In addition, potential flaws in implementing the primary ERP or in the failure of any portion/module of the ERP to meet our needs or provide appropriate controls may pose risks to our ability to operate successfully and efficiently and with an effective system of internal controls.
Failures in our internal controls could result in adverse consequences in our financial reporting and operations, including delays, additional costs, impairment in our ability to access capital, adverse impacts to investor confidence, regulatory review, or litigation.
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

	Price Per Share of Common Stock
	High	Low	Distributions Declared (1)
2021
First Quarter	$64.60	$57.00	$0.7040
Second Quarter	71.84	63.64	0.7055
Third Quarter	72.75	64.86	0.7070
Fourth Quarter	74.60	64.98	0.7285
Total			$2.8450
2020
First Quarter	$84.92	$38.00	$0.6980
Second Quarter	65.56	43.41	0.6995
Third Quarter	66.80	56.33	0.7010
Fourth Quarter	65.09	57.09	0.7025
Total			$2.8010
(1) Common stock cash distributions are declared monthly by us based on financial results for the prior months. At December 31, 2021, a distribution of $0.2465 per common share had been declared and was paid in January 2022.
B.  There were approximately 12,400 registered holders of record of our common stock as of December 31, 2021. We estimate that our total number of stockholders is approximately 1,162,000 when we include both registered and beneficial holders of our common stock.
C.  During the three months ended December 31, 2021, the following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2012 and 2021 Incentive Award Plans of Realty Income Corporation:
•9,502 shares of stock, at a weighted average price of $69.62, in October 2021;
•429 shares of stock, at a weighted average price of $70.89, in November 2021; and
•1,228 shares of stock, at a weighted average price of $71.35, in December 2021.
Item 6:                              Reserved
Item 7:                              Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Realty Income, The Monthly Dividend Company®, is an S&P 500 company and member of the S&P 500 Dividend Aristocrats® index for having increased its dividend every year for over 25 consecutive years. We invest in people and places to deliver dependable monthly dividends that increase over time. We are structured as a real estate investment trust ("REIT") requiring us annually to distribute at least 90% of our taxable income (excluding net capital gains) in the form of dividends to our stockholders. The monthly dividends are supported by the cash flow generated from real estate owned under long-term net lease agreements with our commercial clients.
Realty Income was founded in 1969, and listed on the New York Stock Exchange ("NYSE": O) in 1994. Over the past 53 years, Realty Income has been acquiring and managing freestanding commercial properties that generate rental revenue under long-term net lease agreements with our commercial clients.
At December 31, 2021, we owned a diversified portfolio:
•Consisting of 11,136 properties;
•With an occupancy rate of 98.5%, or 10,972 properties leased and 164 properties available for lease or sale;

•With clients doing business in 60 separate industries;
•Located in all 50 U.S. states, Puerto Rico, the United Kingdom (U.K.) and Spain;
•With approximately 210.1 million square feet of leasable space;
•With a weighted average remaining lease term (excluding rights to extend a lease at the option of our client) of approximately 9.0 years; and
•With an average leasable space per property of approximately 18,860 square feet, approximately 12,470 square feet per retail property and approximately 248,120 square feet per industrial property.
Of the 11,136 properties in the portfolio at December 31, 2021, 11,043, or 99.2%, are single-client properties, of which 10,883 were leased, and the remaining are multi-client properties.
Unless otherwise specified, references to rental revenue in the Management's Discussion and Analysis of Financial Condition and Results of Operations are exclusive of reimbursements from clients for recoverable real estate taxes and operating expenses totaling $104.9 million, $79.4 million and $69.1 million for 2021, 2020 and 2019, respectively. In addition, references to reserves recorded as a reduction of rental revenue include amounts reserved for in the current period, as well as unrecognized contractual revenue and unrecognized straight-line rental revenue for leases accounted for on a cash basis. References to reserve reversals recorded as increases to rental revenue include amounts where the accounting for recognition of rental revenue and straight-line rental revenue has been moved from the cash to the accrual basis.
LIQUIDITY AND CAPITAL RESOURCES
Capital Philosophy
Historically, we have met our long-term capital needs by issuing common stock, long-term unsecured notes and bonds, term loans under our revolving credit facility, and preferred stock. Over the long term, we believe that common stock should be the majority of our capital structure; however, we may also raise funds from debt or other equity securities. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were initially financed by our revolving credit facility, commercial paper program, or debt securities. However, we cannot assure you that we will have access to the capital markets at all times and at terms that are acceptable to us.
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
Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At December 31, 2021, our total outstanding borrowings of senior unsecured notes and bonds, term loan, mortgages payable, credit facility borrowings, commercial paper, and our proportionate share of outstanding borrowings by unconsolidated entities were $15.26 billion, or approximately 26.5% of our total market capitalization of $57.66 billion.
We define our total market capitalization at December 31, 2021 as the sum of:
•Shares of our common stock outstanding of 591,261,991, plus total common units outstanding of 1,060,709, multiplied by the last reported sales price of our common stock on the NYSE of $71.59 per share on December 31, 2021, or $42.4 billion;
•Outstanding borrowings of $650.0 million on our revolving credit facility;
•Outstanding borrowings of $901.4 million on our commercial paper program;
•Outstanding mortgages payable of $1.11 billion, excluding net mortgage premiums of $28.7 million and deferred financing costs of $790,000;
•Outstanding borrowings of $250.0 million on our term loan, excluding deferred financing costs of $443,000;

•Outstanding senior unsecured notes and bonds of $12.26 billion, including Sterling-denominated notes of £1.47 billion, and excluding unamortized net premiums of $295.5 million and deferred financing costs of $53.1 million; and
•Our proportionate share of outstanding debt from unconsolidated entities of $86.0 million, excluding deferred financing costs of $1.8 million.
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
At-the-Market ("ATM") Program
Under our "at-the-market" equity distribution plan, or our ATM program, up to 69,088,433 shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE at prevailing market prices or at negotiated prices. During 2021, we issued 46,290,540 shares and raised approximately $3.21 billion of gross proceeds under the ATM program. At December 31, 2021, we had 29,387,491 shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
Issuance of Common Stock in Conjunction with our Merger with VEREIT
On November 1, 2021, we completed our acquisition of VEREIT. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, each outstanding share of VEREIT common stock and each common unit of VEREIT OP (other than those held by VEREIT, us or our affiliates) was converted into 0.705 shares of Realty Income common stock. As a result of the merger, former VEREIT common stockholders, VEREIT OP common unitholders and awardees of vested share awards separated from Realty Income received approximately 162 million shares of Realty Income common stock, based on the shares of VEREIT common stock and common units of VEREIT OP outstanding as of October 29, 2021.
Issuances of Common Stock in Underwritten Public Offerings
In July 2021, we issued 9,200,000 shares of common stock, inclusive of 1,200,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares. After deducting underwriting discounts of $2.9 million, the net proceeds of $594.1 million were used to repay borrowings under our $1.0 billion commercial paper program, to fund investment opportunities and for other general corporate purposes.
In January 2021, we issued 12,075,000 shares of common stock, inclusive of 1,575,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares. After deducting underwriting discounts of $19.3 million, the net proceeds of $669.6 million were used to fund property acquisitions and for general corporate purposes, and working capital.
Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued. Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during 2021. During 2021, we issued 168,000 shares and raised approximately $11.2 million under our DRSPP. At December 31, 2021, we had 11,335,379 shares remaining for future issuance under our DRSPP program.

Revolving Credit Facility and Commercial Paper Program
We have a $3.0 billion unsecured revolving credit facility with an initial term that expires in March 2023 and includes, at our option, two six-month extensions. The multicurrency revolving facility allows us to borrow in up to 14 currencies, including U.S. dollars. Our revolving credit facility has a $1.0 billion expansion option, which is subject to obtaining lender commitments. Under our revolving credit facility, our investment grade credit ratings as of December 31, 2021 provide for financing at the London Interbank Offered Rate ("LIBOR") plus 0.775% with a facility commitment fee of 0.125%, for all-in pricing of 0.90% over LIBOR. Our revolving credit facility and term loan facility were amended in December 2021 to include provisions for establishing alternative reference rates when LIBOR is no longer available.
The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.
At December 31, 2021, we had a borrowing capacity of $2.35 billion available on our revolving credit facility and an outstanding balance of $650.0 million. The weighted average interest rate on borrowings under our revolving credit facility during 2021 was 0.9% per annum. We must comply with various financial and other covenants in our credit facility. At December 31, 2021, we were in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.
We have a U.S. dollar-denominated unsecured commercial paper program. Under the terms of the program, we may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding of $1.0 billion. Borrowings under this program generally mature in one year or less. At December 31, 2021, we had an outstanding balance of $901.4 million. The weighted average interest rate on borrowings under our commercial paper program was 0.2% for 2021. We use our $3.0 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper program.
The commercial paper borrowings generally carry a term of less than six months. The commercial paper borrowings outstanding at December 31, 2021 mature between January 2022 and April 2022. We generally use our credit facility and commercial paper borrowings for the short-term financing of new property acquisitions. Thereafter, we generally seek to refinance those borrowings with the net proceeds of long-term or more permanent financing, including the issuance of equity or debt securities. We cannot assure you, however, that we will be able to obtain any such refinancing, or that market conditions prevailing at the time of the refinancing will enable us to issue equity or debt securities at acceptable terms. We regularly review our credit facility and commercial paper program and may seek to extend, renew or replace our credit facility and commercial paper program, to the extent we deem appropriate.
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
Mortgage Debt
As of December 31, 2021, we had $1.11 billion of mortgages payable, the majority of which were assumed in connection with our property acquisitions, including ten mortgages from our merger with VEREIT in 2021 totaling $839.1 million and a Sterling-denominated mortgage payable of £31.0 million. Additionally, at December 31, 2021, we had net premiums totaling $28.7 million on these mortgages and deferred financing costs of $790,000. We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so. During 2021, we made $66.6 million of principal payments, including the repayment of seven mortgages in full for $63.0 million.
Notes Outstanding
Our senior unsecured note and bond obligations consist of the following as of December 31, 2021, sorted by maturity date (in millions):

	Principal Amount (Currency Denomination)	Carrying Value (USD) As of December 31, 2021
4.600% notes, $500 issued February 2014, of which $485 was exchanged in November 2021, both due in February 2024 (1)	$500	$500
3.875% notes, issued in June 2014 and due in July 2024	$350	350
3.875% notes, issued in April 2018 and due in April 2025	$500	500
4.625% notes, $550 issued October 2018, of which $544 was exchanged in November 2021, both due in November 2025 (1)	$550	550
0.750% notes, issued December 2020 and due in March 2026	$325	325
4.875% notes, $600 issued June 2016, of which $596 was exchanged in November 2021, both due in June 2026 (1)	$600	600
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	$650	650
3.000% notes, issued in October 2016 and due in January 2027	$600	600
1.125% notes, issued in July 2021 and due in July 2027	£400	541
3.950% notes, $600 issued August 2017, of which $594 was exchanged in November 2021, both due in August 2027 (1)	$600	600
3.650% notes, issued in December 2017 and due in January 2028	$550	550
3.400% notes, $600 issued June 2020, of which $598 was exchanged in November 2021, both due in January 2028 (1)	$600	600
2.200% notes, $500 issued November 2020, of which $497 was exchanged in November 2021, both due in June 2028 (1)	$500	500
3.250% notes, issued in June 2019 and due in June 2029	$500	500
3.100% notes, $600 issued December 2019, of which $596 was exchanged in November 2021, both due in December 2029 (1)	$599	599
1.625% notes, issued in October 2020 and due December 2030	£400	541
3.250% notes, $600 issued in May 2020 and $350 issued in July 2020, both due in January 2031	$950	950
2.850% notes, $700 issued November 2020, of which $699 was exchanged in November 2021, both due in December 2032 (1)	$700	700
1.800% notes, issued in December 2020 and due in March 2033	$400	400
1.750% notes, issued in July 2021 and due in July 2033	£350	474
2.730% notes, issued in May 2019 and due in May 2034	£315	427
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	$250	250
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	$550	550
Total principal amount		$12,257
Unamortized net premiums and deferred financing costs		243
		$12,500
(1) In connection with our merger with VEREIT, we completed our debt exchange offer to exchange all outstanding notes issued by VEREIT OP on November 9, 2021 for new notes issued by Realty Income, pursuant to which approximately 99.2% of the outstanding notes issued by VEREIT OP were exchanged for a like aggregate principal amount of the notes issued by Realty Income. Prior to the completion of our merger with VEREIT on November 1, 2021, these notes were not the obligation of Realty Income. With respect to the notes originally issued by VEREIT OP that remained outstanding, we amended the indenture governing such notes to, among other things, eliminate substantially all of the restrictive covenants in such indenture.
In January 2022, we issued £250.0 million of 1.875% senior unsecured notes due January 2027 (the "January 2027 Notes") and £250.0 million of 2.500% senior unsecured notes due January 2042 (the "January 2042 Notes"). The public offering price for the January 2027 Notes was 99.487% of the principal amount, for an effective semi-annual yield to maturity of 1.974%, and the public offering price for the January 2042 Notes was 98.445% of the principal amount, for an effective semi-annual yield to maturity of 2.584%. Combined, the new issues of the January 2027 Notes and the January 2042 Notes have a weighted average term of approximately 12.5 years and a weighted average effective semi-annual yield to maturity of approximately 2.28%.
In December 2021, we completed the early redemption on all $750.0 million in principal amount of our outstanding 4.650% notes due August 2023, plus accrued and unpaid interest.

During the year ended December 31, 2021 we issued the following notes and bonds (in millions):

2021 Issuances	Date of Issuance	Maturity Date	Principal amount used	Price of par value	Effective yield to maturity
1.125% notes	July 2021	July 2027	£400	99.31%	1.24%
1.750% notes	July 2021	July 2033	£350	99.84%	1.76%
4.600% notes (1)	November 2021	February 2024	$485	100.00%	4.60%
4.625% notes (1)	November 2021	November 2025	$544	100.00%	4.63%
4.875% notes (1)	November 2021	June 2026	$596	100.00%	4.88%
3.950% notes (1)	November 2021	August 2027	$594	100.00%	3.95%
3.400% notes (1)	November 2021	January 2028	$598	100.00%	3.40%
2.200% notes (1)	November 2021	June 2028	$497	100.00%	2.20%
3.100% notes (1)	November 2021	December 2029	$596	100.00%	3.10%
2.850% notes (1)	November 2021	December 2032	$699	100.00%	2.85%
(1) In connection with our merger with VEREIT, we completed our debt exchange offer to exchange all outstanding notes issued by VEREIT OP on November 9, 2021 for new notes issued by Realty Income, pursuant to which approximately 99.2% of the outstanding notes issued by VEREIT OP were exchanged. We issued $1,000 principal amount of Realty Notes for each validly tendered VEREIT Notes with $1,000 principal amount. For this reason, we denote our “Price of par value” as 100%. Prior to the completion of our merger with VEREIT on November 1, 2021, these notes were not the obligation of Realty Income. With respect to the notes originally issued by VEREIT OP that remained outstanding, we amended the indenture governing such notes to, among other things, eliminate substantially all of the restrictive covenants in such indenture.
We intend to allocate an equal amount of the net proceeds from the July 2021 Sterling-denominated offering of 1.125% notes due July 2027 of £400.0 million (the "July 2027 Notes"), which approximated $546.3 million, and the July 2021 Sterling-denominated offering of 1.750% notes due July 2033 of £350.0 million (the "July 2033 Notes"), which approximated $480.6 million, as converted at the applicable exchange rate on the closing of the offerings, to finance or refinance, in whole or in part, new or existing eligible green projects in the categories outlined in our Green Financing Framework, which is designed to align with the International Capital Markets Association ("ICMA") Green Bond Principles 2021. Pending the allocation of an amount equal to the net proceeds from the offering of the notes to eligible green projects, we may temporarily use all or a portion of the net proceeds to repay any outstanding indebtedness or for liability management activities, or invest such net proceeds in accordance with our cash investment policy.
All of our outstanding notes and bonds have fixed interest rates and contain various covenants, with which we remained in compliance as of December 31, 2021. Additionally, with the exception of our £400.0 million of 1.625% senior unsecured notes issued in October 2020, our January 2027 Notes, our July 2027 Notes, our July 2033 Notes, and our January 2042 Notes, in each case where interest is paid annually, interest on our remaining senior unsecured note and bond obligations is paid semiannually.
The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. generally accepted accounting principles ("GAAP") measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants, and are not measures of our liquidity or performance. The actual amounts as of December 31, 2021 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	41.1%
Limitation on incurrence of secured debt	< 40% of adjusted assets	3.1%
Debt service coverage (trailing 12 months)(1)	> 1.5 x	5.6
Maintenance of total unencumbered assets	> 150% of unsecured debt	252.9%
 (1)  Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on January 1, 2021, and subject to certain additional adjustments.  Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of January 1, 2021, nor does it purport to reflect our debt service coverage ratio for any future period. The following is our calculation of debt service and fixed charge coverage at December 31, 2021 (in thousands, for trailing twelve months):

Net income available to common stockholders	$359,456
Plus: interest expense, excluding the amortization of deferred financing costs	312,596
Plus: loss on extinguishment of debt	97,178
Plus: provision for taxes	31,657
Plus: depreciation and amortization	897,835
Plus: provisions for impairment	38,967
Plus: pro forma adjustments	949,305
Less: gain on sales of real estate	(55,798)
Income available for debt service, as defined	$2,631,196
Total pro forma debt service charge	$470,582
Debt service and fixed charge coverage ratio	5.6
Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At December 31, 2021, we had cash and cash equivalents totaling $258.6 million, inclusive of £105.1 million Sterling and €7.2 million Euro.
We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months. We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility and commercial paper program.
Credit Agency Ratings
The borrowing interest rates under our revolving credit facility are based upon our ratings assigned by credit rating agencies. As of December 31, 2021, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook and Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook. In addition, we were assigned the following ratings on our commercial paper at December 31, 2021: Moody's Investors Service has assigned a rating of P-2 and Standard & Poor's Ratings Group has assigned a rating of A-2.
Based on our ratings as of December 31, 2021, the facility interest rate was LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR. Our credit facility provides that the interest rate can range between: (i) LIBOR, plus 1.45% if our credit rating is lower than BBB-/Baa3 or our senior unsecured debt is unrated and (ii) LIBOR, plus 0.75% if our credit rating is A/A2 or higher. In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher. Our revolving credit facility and term loan facility were amended in December 2021 to include provisions for establishing alternative reference rates when LIBOR is no longer available.
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

Table of Obligations
The following table summarizes the maturity of each of our obligations as of December 31, 2021 (in millions):

Year of Maturity	Credit Facility and Commercial Paper Program(1)	Notes and Bonds(2)	Term Loan(3)	Mortgages Payable (4)	Interest (5)	Ground Leases Paid by Realty Income(6)	Ground Leases Paid by Our Clients(7)	Other(8)	Totals
2022	$901.4	$—	$—	$271.1	$468.4	$9.2	$30.7	$353.9	$2,034.7
2023	650.0	—	—	62.1	452.2	9.3	31.1	6.5	1,211.2
2024	—	850.0	250.0	733.0	401.0	9.0	31.1	—	2,274.1
2025	—	1,050.0	—	42.0	355.4	9.2	30.9	—	1,487.5
2026	—	1,575.0	—	1.2	304.0	9.3	28.7		1,918.2
Thereafter	—	8,782.3	—	4.7	1,348.1	270.9	243.0	—	10,649.0
Totals	$1,551.4	$12,257.3	$250.0	$1,114.1	$3,329.1	$316.9	$395.5	$360.4	$19,574.7
(1) The initial term of the credit facility expires in March 2023 and includes, at our option, two six-month extensions. At December 31, 2021, there were $650.0 million in borrowings under our revolving credit facility. The commercial paper borrowings outstanding at December 31, 2021 totaled $901.4 million and mature between January 2022 and April 2022.
(2) Excludes both non–cash net premiums recorded on notes payable of $295.5 million and deferred financing costs of $53.1 million. The table of obligations also excludes the January 2022 issuances of £250.0 million of senior unsecured notes due January 2027 and £250.0 million of senior unsecured notes due January 2042.
(3)  Excludes deferred financing costs of $443,000.
(4) Excludes both non–cash net premiums recorded on the mortgages payable of $28.7 million and deferred financing costs of $790,000.
(5) Interest on the term loan, notes, bonds, mortgages payable, credit facility, and commercial paper program has been calculated based on outstanding balances at period end through their respective maturity dates. Excludes interest from the January 2022 issuances of £250.0 million of 1.875% senior unsecured notes due January 2027 and £250.0 million of 2.500% senior unsecured notes due January 2042.
(6)  Realty Income currently pays the ground lessors directly for the rent under the ground leases.
(7) Our clients, who are generally sub-clients under ground leases, are responsible for paying the rent under these ground leases. In the event our client fails to pay the ground lease rent, we are primarily responsible.
(8) “Other” consists of $285.7 million of commitments under construction contracts and $74.7 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements.
Our credit facility, commercial paper program, term loan, and notes payable obligations are unsecured. Accordingly, we have not pledged any assets as collateral for these obligations.
Unconsolidated Investments
As a result of our merger with VEREIT, we assumed an equity method investment in three unconsolidated entities. We are responsible to fund our proportionate share of any operating cash deficits. There are no further material commitments related to these investments at this time. The debt held by the unconsolidated entities is secured by its properties, though is non-recourse to us.
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
Acquisitions During 2021
Below is a listing of our acquisitions in the U.S. and Europe for the year ended December 31, 2021 (excludes properties assumed on November 1, 2021 in conjunction with our merger with VEREIT):

	Number of Properties	Leasable Square Feet	Investment ($ in thousands)	Weighted Average Lease Term (Years)	Initial Weighted Average Cash Lease Yield (1)
Year ended December 31, 2021 (2)
Acquisitions - U.S. (in 43 states)	714	14,727,335	$3,608,573	14.1	5.5%
Acquisitions - Europe (U.K. and Spain)	129	9,196,345	2,558,909	11.6	5.5%
Total Acquisitions	843	23,923,680	$6,167,482	13.1	5.5%
Properties under Development (3)	68	2,681,676	243,278	15.7	6.0%
Total (4)	911	26,605,356	$6,410,760	13.2	5.5%
(1)The initial weighted average cash lease yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property. Since it is possible that a client could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above. Contractual net operating income used in the calculation of initial average cash yield includes approximately $8.5 million received as settlement credits for 41 properties as reimbursement of free rent periods for the year ended December 31, 2021.
In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return. When the lease does not provide for a fixed rate of return on a property under development or expansion, the initial weighted average cash lease yield is computed as follows: estimated cash net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs.
(2) None of our investments during 2021 caused any one client to be 10% or more of our total assets at December 31, 2021.
(3) Includes £7.0 million of investments in U.K. development properties, converted at the applicable exchange rates on the funding dates.
(4) Our clients occupying the new properties are 83.6% retail and 16.4% industrial, based on rental revenue. Approximately 40% of the rental revenue generated from acquisitions during 2021 is from our investment grade rated clients, their subsidiaries or affiliated companies.
Portfolio Discussion
Leasing Results
At December 31, 2021, we had 164 properties available for lease out of 11,136 properties in our portfolio, which represents a 98.5% occupancy rate based on the number of properties in our portfolio.
Below is a summary of our portfolio activity for the periods indicated below:

Three months ended December 31, 2021
Properties available for lease at September 30, 2021	86
Lease expirations (1)(2)	354
Re-leases to same client	(210)
Re-leases to new client	(13)
Vacant dispositions	(53)
Properties available for lease at December 31, 2021	164

Year ended December 31, 2021
Properties available for lease at December 31, 2020	140
Lease expirations (1)(2)	529
Re-leases to same client	(336)
Re-leases to new client	(36)
Vacant dispositions	(133)
Properties available for lease at December 31, 2021	164
(1)Includes 103 net vacancies assumed from the combined effect of our merger with VEREIT and spin-off of office properties to Orion Office REIT Inc. in November 2021.
(2)Includes scheduled and unscheduled expirations (including leases rejected in bankruptcy), as well as future expirations resolved in the periods indicated above.
During the three months ended December 31, 2021, the annual new rent on re-leases was $49.09 million, as compared to the previous annual rent of $48.22 million on the same units, representing a rent recapture rate of 101.8% on the units re-leased. We re-leased six units to new clients without a period of vacancy, and nine units to new clients after a period of vacancy.
During the year ended December 31, 2021, the annual new rent on re-leases was $89.23 million, as compared to the previous annual rent of $86.29 million on the same units, representing a rent recapture rate of 103.4% on the units re-leased. We re-leased 13 units to new clients without a period of vacancy, and 33 units to new clients after a period of vacancy.
As part of our re-leasing costs, we pay leasing commissions to unrelated, third party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide rent concessions to our clients. We do not consider the collective impact of the leasing commissions or rent concessions to our clients to be material to our financial position or results of operations.
At December 31, 2021, our average annualized contractual rent was approximately $14.03 per square foot on the 10,972 leased properties in our portfolio. At December 31, 2021, we classified 33 properties, with a carrying amount of $30.5 million, as real estate and lease intangibles held for sale, net on our balance sheet. The expected sale of these properties does not represent a strategic shift that will have a major effect on our operations and financial results and is consistent with our existing disposition strategy to further enhance our real estate portfolio and maximize portfolio returns.
Investments in Existing Properties
During 2021, we capitalized costs of $21.9 million on existing properties in our portfolio, consisting of $6.3 million for re-leasing costs, $978,000 for recurring capital expenditures, and $14.6 million for non-recurring building improvements. In comparison, during 2020, we capitalized costs of $7.0 million on existing properties in our portfolio, consisting of $1.8 million for re-leasing costs, $198,000 for recurring capital expenditures, and $5.0 million for non-recurring building improvements.
The majority of our building improvements relate to roof repairs, HVAC improvements, and parking lot resurfacing and replacements. The amounts of our capital expenditures can vary significantly, depending on the rental market, credit worthiness of our clients, the lease term and the willingness of our clients to pay higher rental revenue over the terms of the leases.
We define recurring capital expenditures as mandatory and recurring landlord capital expenditure obligations that have a limited useful life. We define non-recurring capital expenditures as property improvements in which we invest additional capital that extend the useful life of the properties.
Increases in Monthly Dividends to Common Stockholders
We have continued our 53-year policy of paying monthly dividends. In addition, we increased the dividend five times during 2021 and once during 2022. As of February 2022, we have paid 97 consecutive quarterly dividend increases and increased the dividend 114 times since our listing on the NYSE in 1994.

	Month	Month	Monthly Dividend	Increase
2021 Dividend increases	Declared	Paid	per share	per share
1st increase	Dec 2020	Jan 2021	$0.2345	$0.0005
2nd increase	Mar 2021	Apr 2021	$0.2350	$0.0005
3rd increase	Jun 2021	Jul 2021	$0.2355	$0.0005
4th increase	Sept 2021	Oct 2021	$0.2360	$0.0005
5th increase	Nov 2021	Dec 2021	$0.2460	$0.0100

2022 Dividend Increases
1st increase	Dec 2021	Jan 2022	$0.2465	$0.0005
The dividends paid per share during 2021 totaled $2.833, as compared to $2.794 during 2020, an increase of $0.039, or 1.4%. In November 2021, we also made a $2.060 tax distribution of Orion shares, that occurred in conjunction with the Orion Divestiture on November 12, 2021, after our merger with VEREIT on November 1, 2021. The fair market value of these shares for tax distribution was determined to be $20.6272 per share, which was calculated using the five day volume weighted average share price after issuance.
The monthly dividend of $0.2465 per share represents a current annualized dividend of $2.958 per share, and an annualized dividend yield of approximately 4.1% based on the last reported sale price of our common stock on the NYSE of $71.59 on December 31, 2021. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.
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
When assessing the collectability of future lease payments, one of the key factors we have considered during 2020 and 2021 has been the COVID-19 pandemic. We generally assess collectability based on an analysis of creditworthiness, economic trends, and other facts and circumstances related to our applicable clients. If the collection of substantially all of the future lease payments is less than probable, we will write-off the receivable balances associated with the lease and cease to recognize lease income, including straight-line rent, unless cash is received when due. Unless otherwise specified, references to reserves recorded as a reduction of rental revenue include amounts reserved for in the current period, as well as unrecognized contractual rental revenue and unrecognized straight-line rental revenue for leases accounted for on a cash basis. During 2021, we have entered into rent deferral agreements with certain clients, allowing them to pay rent to us over an extended time period for COVID-related receivables. Additionally, gradual improvements in certain client's financial positions have allowed us to re-assess, and potentially change, this cash basis accounting for outstanding receivables. References to reserve reversals recorded as increases to rental revenue include amounts where the accounting for recognition of rental revenue and straight-line rental revenue has been moved from the cash to the accrual basis. As of December 31, 2021, other than the information related to the reserves we have recorded to such date, we do not have any further client specific information that would change our assessment that collection of substantially all of the future lease payments under our existing leases is probable. However, there may be impacts in future periods that could change this assessment as the situation continues to evolve and as more information becomes available.
The COVID-19 pandemic and the measures taken to limit its spread are negatively impacting the economy across many industries, including the industries in which some of our clients operate. These impacts may continue and increase in severity as the duration or extent of the pandemic increases, which may, in turn, adversely impact the fair value estimates of our real estate and require the recording of impairments on our properties. As a result, we evaluated certain key assumptions involving fair value estimates of our real estate, recording of impairments on our properties and collectability of our accounts receivable for our clients. Due to more positive trends, we did not have to record any provisions for impairment on our theater properties during 2021. However, we continue to evaluate the potential impacts of the COVID-19 pandemic and the measures taken to limit its spread on our business and industry segments, as the situation continues to evolve and more information becomes available.
The following is a comparison of our results of operations for the years ended December 31, 2021, 2020 and 2019.
Total Revenue
The following summarizes our total revenue (in thousands):

				Increase
	2021	2020	2019	2021 versus 2020	2020 versus 2019
REVENUE
Rental (excluding reimbursable)	$1,960,107	$1,560,171	$1,415,733	$399,936	$144,438
Rental (reimbursable)	104,851	79,362	69,085	25,489	10,277
Other	15,505	7,554	3,345	7,951	4,209
Total revenue	$2,080,463	$1,647,087	$1,488,163	$433,376	$158,924
Rental Revenue (excluding reimbursable)
The table below summarizes the increase in rental revenue (excluding reimbursable) in 2021 compared to 2020 (dollars in thousands):

			Year Ended December 31,		Increase/(Decrease)
	Number of Properties	Square Footage (1)	2021	2020	$ Change	% Change
Properties acquired during 2021 & 2020	4,953	105,839,422	$413,546	$51,951	$361,595	696.0%
Same store rental revenue	6,046	93,607,451	1,457,648	1,418,502	39,146	2.8%
Orion Divestiture	92	10,074,923	45,047	50,401	(5,354)	(10.6)%
Constant currency adjustment (2)	N/A	N/A	2,025	(2,861)	4,886	(170.8)%
Properties sold during 2021 & 2020	283	5,930,654	6,668	21,919	(15,251)	(69.6)%
Straight-line rent and other non-cash adjustments	N/A	N/A	11,646	(3,587)	15,233	(424.7)%
Vacant rents, development and other (3)	137	2,650,240	23,527	23,846	(319)	(1.3)%
Totals			$1,960,107	$1,560,171	$399,936	25.6%
(1) Excludes 5,869,364 square feet from properties ground leased to clients and 2,100,990 square feet from properties with no land or building ownership.
(2) For purposes of comparability, same store rental revenue is presented on a constant currency basis using the exchange rate as of December 31, 2021 of 1.35 GBP/USD. None of the properties in Spain met our same store pool definition for the periods presented. In addition, the same store pool excludes properties assumed on November 1, 2021 as a result of our merger with VEREIT.
(3) Relates to the aggregate of (i) rental revenue from properties (128 properties comprising 2,292,635 square feet) that were available for lease during part of 2021 or 2020, (ii) rental revenue for properties (nine properties comprising 357,605 square feet) under development, and (iii) rental revenue that is not contractual base rent such as lease termination settlements.
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

(1) Relates to the aggregate of (i) rental revenue from properties (174 properties comprising 2,973,551 square feet) that were available for lease during part of 2020 or 2019, (ii) rental revenue for properties (six properties comprising 943,004 square feet) under development, and (iii) lease termination settlements.
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
Our calculation of same store rental revenue includes rent deferred for future payment as a result of lease concessions we granted in response to the COVID-19 pandemic and recognized under the practical expedient provided by the Financial Accounting Standards Board (FASB). Same store rental revenue in 2021 was negatively impacted by net reserves recorded as reductions of rental revenue of $6.6 million, compared to $32.9 million in 2020. Same store rental revenue in 2020 was negatively impacted by net reserves recorded as reductions of rental revenue of $39.9 million compared to $1.4 million in 2019. Our calculation of same store rental revenue also includes uncollected rent for which we have not granted a lease concession. If these applicable amounts of rent deferrals and uncollected rent were excluded from our calculation of same store rental revenue, the increase for 2021 relative to 2020 would have been 7.7%.
Rental revenue was negatively impacted by rent reserves during 2021 and 2020, primarily due to the COVID-19 pandemic, particularly with respect to the ongoing disruption to the theater industry. As the COVID-19 pandemic did not affect our rent collections until April 2020, there was no related impact for the three months ended March 31, 2020. The following table summarizes reserves recorded as a reduction of rental revenue (in millions):

	Year ended December 31,
	2021	2020	2019
Rental revenue reserves	$10.2	$44.1	$1.4
Straight-line rent reserves	4.5	8.4	1.5
Total rental revenue reserves	$14.7	$52.5	$2.9
Of the 11,136 properties in the portfolio at December 31, 2021, 11,043, or 99.2%, are single-client properties and the remaining are multi-client properties. Of the 11,043 single-client properties, 10,883, or 98.6%, were net leased at December 31, 2021.
Of the 11,236 in-place leases in the portfolio, which excludes 208 vacant units, 9,639 or 85.8% were under leases that provide for increases in rental revenue through:
•Base rent increases tied to inflation (typically subject to ceilings);
•Percentage rent based on a percentage of the clients’ gross sales;
•Fixed increases; or
•A combination of two or more of the above rent provisions.
Percentage rent, which is included in rental revenue, was $6.5 million in 2021, $5.1 million in 2020, and $8.0 million in 2019. Percentage rent in 2021 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue in 2022.
 At December 31, 2021, our portfolio of 11,136 properties was 98.5% leased with 164 properties available for lease, as compared to 97.9% leased, with 140 properties available for lease at December 31, 2020. It has been our experience that approximately 1% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease or sale could increase in the future, given the nature of economic cycles and other unforeseen global events, such as the ongoing COVID-19 pandemic and the measures taken to limit its spread.
Rental Revenue (reimbursable)
A number of our leases provide for contractually obligated reimbursements from clients for recoverable real estate taxes and operating expenses. The increase in contractually obligated reimbursements by our clients in the periods presented is primarily due to the growth of our portfolio due to acquisitions.

Other Revenue
Other revenue primarily relates to interest income recognized on financing receivables for certain leases with above-market terms. The increases in 2021 and 2020 are due to additional leases with above-market terms, which is proportional to overall portfolio growth.
Total Expenses
The following summarizes our total expenses (dollars in thousands):

				Increase (Decrease)
	2021	2020	2019	2021 versus 2020	2020 versus 2019
EXPENSES (1)
Depreciation and amortization	$897,835	$677,038	$593,961	$220,797	$83,077
Interest	323,644	309,336	290,991	14,308	18,345
Property (excluding reimbursable)	28,754	25,241	19,500	3,513	5,741
Property (reimbursable)	104,851	79,362	69,085	25,489	10,277
General and administrative (2)	96,980	73,215	66,483	23,765	6,732
Provisions for impairment	38,967	147,232	40,186	(108,265)	107,046
Merger and integration-related costs	167,413	—	—	167,413	—
Total expenses	$1,658,444	$1,311,424	$1,080,206	$347,020	$231,218
Total revenue (3)	$1,975,612	$1,567,725	$1,419,078
General and administrative expenses as a percentage of total revenue (2)(3)	4.9%	4.4%	4.7%
Property expenses (excluding reimbursable) as a percentage of total revenue (3)	1.5%	1.6%	1.4%
(1) In 2021, we began presenting 'Income taxes,' which was previously presented in 'Expenses,' below a newly captioned subtotal for 'Income before income taxes' within our consolidated statements of income and comprehensive income. Prior year amounts have been reclassified to conform to the current year presentation.
(2) General and administrative expenses for 2020 included an executive severance charge related to the departure of our former Chief Financial Officer ("CFO") in March 2020. The total value of cash, stock compensation and professional fees incurred as a result of this severance was $3.5 million and was recorded to general and administrative expense. In order to present a normalized calculation of our general and administrative expenses as a percentage of total revenue for 2020, we have excluded this executive severance charge to arrive at a normalized general and administrative amount of $69.8 million which was used for our calculation.
(3)  Excludes rental revenue (reimbursable). Total revenue for 2020 and 2019 was updated to reflect the reclassification of certain miscellaneous non-recurring revenue from other revenue to other income, net in the consolidated statements of income and comprehensive income.
Depreciation and Amortization
The increase in depreciation and amortization in 2021 and 2020 was primarily due to the acquisition of properties in 2021 and 2020, which was partially offset by property sales in those same periods. As discussed in the sections entitled “Funds from Operations Available to Common Stockholders ("FFO") and Normalized Funds from Operations Available to Common Stockholders ("Normalized FFO")" and “Adjusted Funds from Operations Available to Common Stockholders ("AFFO"),” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO, Normalized FFO, and AFFO.

Interest Expense
The following is a summary of the components of our interest expense (dollars in thousands):

	2021	2020	2019
Interest on our credit facility, commercial paper, term loans, notes, mortgages and interest rate swaps	$320,370	$293,879	$277,802
Credit facility commitment fees	3,801	3,812	3,803
Amortization of debt origination and deferred financing costs	11,695	10,694	9,485
Loss on interest rate swaps	2,905	4,132	2,752
Amortization of net mortgage premiums	(3,498)	(1,258)	(1,415)
Amortization of net note premiums	(10,349)	(1,754)	(995)
Interest capitalized	(1,926)	(480)	(751)
Capital lease obligation	637	311	310
Interest on deferred financing leases	9	—	—
Interest expense	$323,644	$309,336	$290,991

Credit facility, commercial paper, term loans, mortgages and notes
Average outstanding balances (dollars in thousands)	$10,024,343	$8,240,829	$7,100,032
Average interest rates	3.11%	3.48%	3.89%
The increase in interest expense from 2020 to 2021 is primarily due to the issuance of $4.65 billion of notes associated with the exchange offer in conjunction with our merger with VEREIT in November 2021, the issuance of senior unsecured notes during 2020 and 2021 outside of our merger with VEREIT, which included aggregate totals of $1.68 billion in principal of USD denominated notes and £1.15 billion in principal of Sterling denominated notes, partially offset by the early redemptions during 2021 and 2020 of $1.2 billion of notes, increases in amortization of net note and mortgage premiums, and lower average balances on our credit facility and commercial paper borrowings.
The increase in interest expense from 2019 to 2020 is primarily due to the October 2020 issuance of our 1.625% notes due 2030, May and July 2020 issuances of our 2031 Notes, the May 2019 issuance of our 2.730% notes due 2034, the June 2019 issuance of our 3.250% notes due 2029, and higher interest related to mortgages assumed during December 2019, partially offset by the January 2020 repayment of our 5.750% notes due January 2021, the June 2020 repayment of one of our $250.0 million term loans, and lower average interest rates.
For the year ended December 31, 2021, the weighted average interest rate on our:
•Revolving credit facility outstanding borrowings of $650.0 million, was 0.9%
•Commercial paper outstanding borrowings of $901.4 million was 0.2%;
•Term loan outstanding of $250.0 million (excluding deferred financing costs of $443,000) was swapped to fixed at 3.9%;
•Mortgages payable of $1.11 billion (excluding net premiums totaling $28.7 million and deferred financing costs of $790,000 on these mortgages) was 4.7%; and
•Notes and bonds payable of $12.26 billion (excluding unamortized net premiums of $295.5 million and deferred financing costs of $53.1 million) was 3.3%.
Property Expenses (excluding reimbursable)
Property expenses (excluding reimbursable) consist of costs associated with properties available for lease, non-net leased properties and general portfolio expenses. Expenses related to properties available for lease and non-net leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At December 31, 2021, 164 properties were available for lease or sale, as compared to 140 at December 31, 2020 and 94 at December 31, 2019.
The increase in property expenses (excluding reimbursable) in 2021 is primarily due to the increase in portfolio size, resulting in higher utilities, repairs and maintenance, property-related legal expenses, property taxes, and reserves for contractually obligated reimbursements by our clients. The increase in property expenses in 2020 relative to 2019 is primarily due to reserves for contractually obligated reimbursements by our clients, an increase in repairs and maintenance expense, and an increase in portfolio size and the number of vacant properties at year-end.

Property Expenses (reimbursable)
The increase in property expenses (reimbursable) in both 2021 and 2020 was primarily attributable to our increased portfolio size, which contributed to higher operating expenses as a result of our acquisitions in 2021 and 2020, and an increase in property taxes paid on behalf of our clients.
General and Administrative Expenses
General and administrative expenses are expenditures related to the operations of our company, including employee-related costs, professional fees, and other general overhead costs associated with running our business.
The increase in general and administrative expenses for 2021 is primarily due to higher payroll-related costs and higher corporate-level professional fees. The increase in general and administrative expenses for 2020 was primarily due to a severance charge of $3.5 million for our former CFO, who departed the company in March 2020, higher payroll-related costs, and higher corporate–level professional fees, partially offset by lower costs for terminated acquisitions and travel.
Provisions for Impairment
The following table summarizes provisions for impairment during the periods indicated below (dollars in millions):

	Year Ended December 31,
	2021	2020	2019
Total provisions for impairment	$39.0	$147.2	$40.2
Number of properties:
Classified as held for sale	16	1	—
Classified as held for investment	11	34	3
Sold	76	64	48
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
Merger and Integration-related Costs
In conjunction with our merger with VEREIT and Orion Divestiture, we incurred approximately $167.4 million of merger and integration-related transaction costs during 2021. The merger and integration-related costs incurred to date primarily consist of advisory fees, attorney fees, accountant fees, SEC filing fees and additional integration costs that include incremental and non-recurring costs necessary to convert data and systems, retain employees and otherwise enable us to operate the acquired VEREIT assets efficiently. There were no merger and integration-related costs during 2020 or 2019.

Gain on Sales of Real Estate
The following summarizes our property dispositions (dollars in millions). These amounts exclude properties disposed from the spin-off of office properties to Orion Office REIT, Inc. in November 2021.

	Year Ended December 31,
	2021	2020	2019
Number of properties sold	154	126	93
Net sales proceeds	$250.3	$262.5	$108.9
Gain on sales of real estate	$55.8	$76.2	$30.0
Foreign Currency and Derivative Gains, Net
We borrow in the functional currencies of the countries in which we invest. Foreign currency and derivative gains, net are primarily a result of intercompany debt with certain remeasurement transactions and mark-to-market adjustments on derivatives that do not qualify for hedge accounting.
Loss on Extinguishment of Debt
In December 2021, we completed the early redemption on all $750.0 million in principal amount of outstanding 4.650% notes due August 2023, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $46.4 million loss on extinguishment of debt during 2021.
In October 2021, we completed the early redemption on $9.6 million in principal of a mortgage due June 2022, plus accrued and unpaid interest. As a result of the early redemption, we recognized a loss of $315,000 on extinguishment of debt for 2021.
In September 2021, we completed the early redemption on $12.5 million in principal of a mortgage due June 2032, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $4.0 million loss on extinguishment of debt during 2021.

In January 2021, we completed the early redemption on all $950.0 million in principal amount of outstanding 3.250% notes due October 2022, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $46.5 million loss on extinguishment of debt during 2021.
In January 2020, we completed the early redemption on all $250.0 million in principal amount of outstanding 5.750% notes due January 2021, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $9.8 million loss on extinguishment of debt during 2020.
Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities for 2021 relates to three equity method investments that were acquired in our merger with VEREIT. There were no comparative investments during 2020 or 2019.
Other Income, Net
Beginning in 2021, certain miscellaneous non-recurring revenue has been reclassified from total revenue to other income, net in the consolidated statements of income and comprehensive income. Interest income from our money market accounts was higher for 2020 as compared to 2019, which is primarily due to higher average investment balances.
Income Taxes
Income taxes are for city and state income and franchise taxes, and for international income taxes accrued or paid by us and our subsidiaries. The increase in income taxes for 2021 and 2020 was primarily attributable to our increased volume of U.K. investments, which contributed to higher U.K. income taxes for both years.

Net Income Available to Common Stockholders
The following summarizes our net income available to common stockholders (dollars in millions, except per share data):

	Year Ended December 31,			% (Decrease)
	2021	2020	2019	2021 versus 2020	2020 versus 2019
Net income available to common stockholders	$359.5	$395.5	$436.5	(9.1)%	(9.4)%
Net income per share (1)	$0.87	$1.14	$1.38	(23.7)%	(17.4)%
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
Net income available to common stockholders in 2021 was primarily impacted by the following transactions: (i) a $97.2 million loss on extinguishment of debt, which primarily includes $46.5 million related to the January 2021 early redemption of the 3.250% notes due October 2022 recorded in the three months ended March 31, 2021 and $46.4 million related to the December 2021 early redemption of the 4.650% notes due August 2023 recorded in the three months ended December 31, 2021, (ii) $167.4 million of merger and integration-related costs related to our merger with VEREIT and spin-off of office properties to Orion Office REIT Inc., (iii) $39.0 million of provisions for impairment, and (iv) $14.7 million in net reserves recorded as a reduction of rental revenue. Net income available to common stockholders in 2020 was primarily impacted by the following transactions: (i) $147.2 million of provisions for impairment, (ii) $52.5 million in net reserves recorded as a reduction of rental revenue, (iii) a $9.8 million loss on extinguishment of debt due to the January 2020 early redemption of the 5.750% notes due January 2021, and (iv) a $3.5 million executive severance charge for our former CFO. For 2019, the only comparable charges were $40.2 million in provisions for impairment and $2.9 million in reserves recorded as a reduction of rental revenue.
Adjusted Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate (Adjusted EBITDAre)
The National Association of Real Estate Investment Trusts ("Nareit") came to the conclusion that a Nareit-defined EBITDA metric for real estate companies (i.e., EBITDA for real estate, or EBITDAre) would provide investors with a consistent measure to help make investment decisions among REITs. Our definition of “Adjusted EBITDAre” is generally consistent with the Nareit definition, other than our adjustments to remove foreign currency and derivative gains and losses and executive severance charges (which is consistent with our previous calculations of "Adjusted EBITDA"). We define Adjusted EBITDAre, a non–GAAP financial measure, for the most recent quarter as earnings (net income) before (i) interest expense, including non-cash loss (gain) on swaps, (ii) income and franchise taxes, (iii) loss on extinguishment of debt, (iv) real estate depreciation and amortization, (v) provisions for impairment, (vi) merger and integration-related costs, (vii) gain on sales of real estate, (viii) foreign currency and derivative gains and losses, net (as described in the Adjusted Funds from Operations section), and (ix) our proportionate share of interest expense and real estate depreciation and amortization from unconsolidated entities. Our Adjusted EBITDAre may not be comparable to Adjusted EBITDAre reported by other companies or as defined by Nareit, and other companies may interpret or define Adjusted EBITDAre differently than we do. Management believes Adjusted EBITDAre to be a meaningful measure of a REIT’s performance because it is widely followed by industry analysts, lenders and investors. Management also believes the use of an annualized quarterly Adjusted EBITDAre metric, which we refer to as Annualized Adjusted EBITDAre, is meaningful because it represents the Company’s current earnings run rate for the period presented. Annualized Adjusted EBITDAre and Annualized Pro Forma Adjusted EBITDAre, as defined below, are also used to determine the vesting of performance share awards granted to executive officers. Annualized Adjusted EBITDAre should be considered along with, but not as an alternative to net income as a measure of our operating performance. We define Annualized Pro Forma Adjusted EBITDAre as Annualized Adjusted EBITDAre, subject to certain adjustments to incorporate operating income from properties we acquired or stabilized during the applicable quarter and to remove operating income from properties we disposed of during the applicable quarter, giving pro forma effect to all transactions as if they occurred at the beginning of the applicable period. We believe Annualized Pro Forma Adjusted EBITDAre is a useful non-GAAP supplemental measure, as it excludes properties that were no longer owned at the balance sheet date and includes the annualized rent from properties acquired during the quarter. Our ratios of net debt-to-Annualized Adjusted EBITDAre and net debt-to-Annualized Pro Forma Adjusted EBITDAre, which are used by management as a measure of leverage, are calculated as net debt (which we define as total debt per our consolidated balance sheet, excluding deferred financing costs and net premiums and discounts, but including our proportionate share on debt from unconsolidated entities, less cash and cash equivalents), divided by annualized quarterly Adjusted EBITDAre and annualized Pro Forma Adjusted EBITDAre, respectively.
The following table summarizes our Annualized Adjusted EBITDAre and Annualized Pro Forma Adjusted EBITDAre calculations for the periods indicated below (dollars in thousands):

	For the Three Months Ended December 31,
Dollars in thousands	2021	2020	2019
Net income (1)	$4,467	$118,150	$129,553
Interest	100,739	78,764	75,073
Loss on extinguishment of debt	46,722	—	—
Income taxes	10,128	4,500	1,736
Depreciation and amortization	333,229	175,041	156,594
Provisions for impairment	7,990	23,790	8,950
Merger and integration-related costs	137,332	—	—
Gain on sales of real estate	(20,402)	(22,667)	(14,168)
Foreign currency and derivative gains, net	(1,880)	(3,311)	(1,792)
Proportionate share of adjustments for unconsolidated entities	1,581	—	—
Quarterly Adjusted EBITDAre	$619,906	$374,267	$355,946
Annualized Adjusted EBITDAre (2)	$2,479,624	$1,497,068	$1,423,784
Annualized Pro Forma Adjustments	358,560	25,910	77,793
Annualized Pro Forma Adjusted EBITDAre	$2,838,184	$1,522,978	$1,501,577

Total debt per the consolidated balance sheet, excluding deferred financing costs and net premiums and discounts	$15,172,849	$8,852,036	$7,930,350
Proportionate share for unconsolidated entities debt, excluding deferred financing costs	86,006	—	—
Less: Cash and cash equivalents	(258,579)	(824,476)	(54,011)
Net Debt (3)	$15,000,276	$8,027,560	$7,876,339
Net Debt/Pro forma Adjusted EBITDAre (4)(5)	5.3	5.3	5.2

(1) Net income for the three months ended December 31, 2021 was negatively impacted by $827,000 of rent reserves recorded as reductions of rental revenue, of which $5.6 million was related to straight-line rent receivables, net of reserve reversals of $(4.8) million. Net income for the three months ended December 31, 2020 was negatively impacted by $18.1 million of rent reserves recorded as reductions of rental revenue, of which $3.3 million relates to straight-line rent.
(2) We calculate Annualized Adjusted EBITDAre by multiplying the Quarterly Adjusted EBITDAre by four.
(3) Net Debt is total debt per our consolidated balance sheet, excluding deferred financing costs and net premiums and discounts, but including our proportionate share on debt from unconsolidated entities, less cash and cash equivalents.
(4) Net Debt/Annualized Adjusted EBITDAre was 6.0x for the three months ended December 31, 2021, 5.4x for the three months ended December 31, 2020, and 5.5x for the three months ended December 31, 2019.
(5) During 2021, Net Debt was adjusted to exclude deferred financing costs and net premiums and discounts. Under the prior calculation of Net Debt, which included deferred financing costs and net premiums and discounts, Net Debt/Adjusted EBITDAre was 5.3x for the three months ended December 31, 2020, and Net Debt/Pro forma Adjusted EBITDAre was 5.2x for the three months ended December 31, 2020. The adjustment of Net Debt did not impact the calculations for the three months ended December 31, 2019, which were 5.5x for Net Debt/Adjusted EBITDAre and 5.2x for Net Debt/Pro forma Adjusted EBITDAre.
The Annualized Pro Forma Adjustments consist of adjustments to incorporate operating income from properties we acquired or stabilized during the applicable quarter and to remove operating income from properties we disposed of during the applicable quarter, giving pro forma effect to all transactions as if they occurred at the beginning of the applicable period. For the three months ended December 31, 2021, the Annualized Pro Forma adjustments are inclusive of the effects of the merger. The Annualized Pro Forma Adjustments are consistent with the debt service coverage ratio calculated under financial covenants for our senior unsecured notes and bonds. The following table summarizes our Annualized Pro forma Adjusted EBITDAre calculation for the periods indicated below:

Dollars in thousands	2021	2020	2019
Annualized pro forma adjustments from properties acquired or stabilized	$400,575	$27,431	$77,431
Annualized pro forma adjustments from properties disposed	(42,015)	(1,521)	362
Annualized Pro forma Adjustments	$358,560	$25,910	$77,793

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO) AND NORMALIZED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (Normalized FFO)
The following summarizes our FFO and Normalized FFO (dollars in millions, except per share data):
We define FFO, a non-GAAP measure, consistent with the National Association of Real Estate Investment Trusts' definition, as net income available to common stockholders, plus depreciation and amortization of real estate assets, plus provisions for impairments of depreciable real estate assets, and reduced by gains on property sales. We define Normalized FFO, a non-GAAP financial measure, as FFO excluding merger and integration-related costs related to our merger with VEREIT.

				% Increase/(Decrease)
	2021	2020	2019	2021 versus 2020	2020 versus 2019
FFO available to common stockholders	$1,240.6	$1,142.1	$1,039.6	8.6%	9.9%
FFO per share (1)	$2.99	$3.31	$3.29	(9.7)%	0.6%
Normalized FFO available to common stockholders	$1,408.0	$1,142.1	$1,039.6	23.3%	9.9%
Normalized FFO per share (1)	$3.39	$3.31	$3.29	2.4%	0.6%
(1) All per share amounts are presented on a diluted per common share basis.
FFO and Normalized FFO for 2021, 2020, and 2019 were primarily impacted by the same transactions listed under "Net Income Available To Common Stockholders" on page 59. The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and Normalized FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (in thousands, except per share amounts):

	2021	2020	2019
Net income available to common stockholders	$359,456	$395,486	$436,482
Depreciation and amortization	897,835	677,038	593,961
Depreciation of furniture, fixtures and equipment	(1,026)	(588)	(565)
Provisions for impairment	38,967	147,232	40,186
Gain on sales of real estate	(55,798)	(76,232)	(29,996)
Proportionate share of adjustments for unconsolidated entities	1,931	—	—
FFO adjustments allocable to noncontrolling interests	(785)	(817)	(477)
FFO available to common stockholders	$1,240,580	$1,142,119	$1,039,591
FFO allocable to dilutive noncontrolling interests	—	1,418	1,403
Diluted FFO	$1,240,580	$1,143,537	$1,040,994

FFO available to common stockholders	$1,240,580	$1,142,119	$1,039,591
Merger and integration-related costs	167,413	—	—
Normalized FFO available to common stockholders	$1,407,993	$1,142,119	$1,039,591
Normalized FFO allocable to dilutive noncontrolling interests	1,642	1,418	1,403
Diluted Normalized FFO	$1,409,635	$1,143,537	$1,040,994

FFO per common share, basic and diluted	$2.99	$3.31	$3.29
Normalized FFO per common share:
Basic	$3.40	$3.31	$3.29
Diluted	$3.39	$3.31	$3.29
Distributions paid to common stockholders	$1,169,026	$964,167	$852,134
FFO available to common stockholders in excess of distributions paid to common stockholders	$71,554	$177,952	$187,457
Normalized FFO available to common stockholders in excess of distributions paid to common stockholders	$238,967	$177,952	$187,457
Weighted average number of common shares used for FFO:
Basic	414,535,283	345,280,126	315,837,012
Diluted	414,769,846	345,878,377	316,601,350
Weighted average number of common shares used for Normalized FFO:
Basic	414,535,283	345,280,126	315,837,012
Diluted	415,270,063	345,878,377	316,601,350
We consider FFO and Normalized FFO to be appropriate supplemental measures of a REIT’s operating performance as they are based on a net income analysis of property portfolio performance that adds back items such as depreciation and impairments for FFO, and adds back merger and integration-related costs, for Normalized FFO. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative.

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)
The following summarizes our AFFO (dollars in millions, except per share data):
We define AFFO, a non-GAAP measure, as FFO adjusted for unique revenue and expense items, which we believe are not as pertinent to the measurement of our ongoing operating performance.

				% Increase
	2021	2020	2019	2021 versus 2020	2020 versus 2019
AFFO available to common stockholders	$1,488.8	$1,172.6	$1,050.0	27.0%	11.7%
AFFO per share (1)	$3.59	$3.39	$3.32	5.9%	2.1%
(1) All per share amounts are presented on a diluted per common share basis.
AFFO during 2021 and 2020 was primarily impacted by reserves recorded as a reduction of rental revenue related to the COVID-19 pandemic. During the second half of 2021, reserves recorded as a reduction of rental revenue were partially offset by reserve reversals recorded as an increase to rental revenue where the accounting for recognition of rental revenue and straight-line rental revenue has been moved from the cash to the accrual basis.
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
The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to Normalized FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (in thousands, except per share amounts):

	2021	2020	2019
Net income available to common stockholders (1)	$359,456	$395,486	$436,482
Cumulative adjustments to calculate Normalized FFO (2)	1,048,537	746,633	603,109
Normalized FFO available to common stockholders	1,407,993	1,142,119	1,039,591
Executive severance charge (3)	—	3,463	—
Loss on extinguishment of debt	97,178	9,819	—
Amortization of share-based compensation	16,234	14,727	13,662
Amortization of net debt premiums and deferred financing costs (4)	(6,182)	3,710	3,339
Loss on interest rate swaps	2,905	4,353	2,752
Straight-line payments from cross-currency swaps (5)	2,228	2,573	4,316
Leasing costs and commissions	(6,201)	(1,859)	(2,102)
Recurring capital expenditures	(1,202)	(198)	(801)
Straight-line rent and expenses	(61,350)	(26,502)	(28,674)
Amortization of above and below-market leases	37,970	22,940	19,336
Proportionate share of adjustments for unconsolidated entities	(1,948)	—	—
Other adjustments (6)	1,128	(2,519)	(1,404)
Total AFFO available to common stockholders	$1,488,753	$1,172,626	$1,050,015
AFFO allocable to dilutive noncontrolling interests	1,619	1,438	1,442
Diluted AFFO	$1,490,372	$1,174,064	$1,051,457

AFFO per common share:
Basic	$3.59	$3.40	$3.32
Diluted	$3.59	$3.39	$3.32

Distributions paid to common stockholders	$1,169,026	$964,167	$852,134

AFFO available to common stockholders in excess of distributions paid to common stockholders	$319,727	$208,459	$197,881
Weighted average number of common shares used for computation per share:
Basic	414,535,283	345,280,126	315,837,012
Diluted	415,270,063	345,878,377	316,601,350
(1)As of December 31, 2021, there was $58.7 million of uncollected rent deferred as a result of lease concessions we granted in response to the COVID-19 pandemic and recognized under the practical expedient provided by the FASB and $41.3 million of uncollected rent for which we have not granted a lease concession.
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
(4) Includes the amortization of premiums and discounts on notes payable and assumption of our mortgages payable, which are being amortized over the life of the applicable debt, and costs incurred and capitalized upon issuance and exchange of our notes payable, assumption of our mortgages payable and issuance of our term loans, which are also being amortized over the lives of the applicable debt. No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.
(5) Straight-line payments from cross-currency swaps represent quarterly payments in U.S. dollars received by us from counterparties in exchange for associated foreign currency payments. These USD payments are fixed and determinable for the duration of the associated hedging transaction.
(6) Includes adjustments allocable to noncontrolling interests, obligations related to financing lease liabilities, mark-to-market adjustments on investments and derivatives that do not qualify for hedge accounting, and foreign currency gains and losses as a result of intercompany debt and remeasurement transactions.
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
IMPACT OF INFLATION
Leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, or retail price index in the case of certain leases in the U.K. (typically subject to ceilings), or increases in the clients’ sales volumes. We expect that inflation will cause these lease provisions to result in rent increases over time. During times when inflation is greater than increases in rent, as provided for in the leases, rent increases may not keep up with the rate of inflation.
Moreover, our use of net lease agreements tends to reduce our exposure to rising property expenses due to inflation because the client is responsible for property expenses. Inflation and increased costs may have an adverse impact on our clients if increases in their operating expenses exceed increases in revenue.
 IMPACT OF RECENT ACCOUNTING STANDARDS
For information on the impact of new accounting standards on our business, see note 2 of the Notes to the Consolidated Financial Statements.
Item 7A:      Quantitative and Qualitative Disclosures about Market Risk
We are exposed to economic risks from interest rates and foreign currency exchange rates. A portion of these risks is hedged, but the risks may affect our financial statements.
Interest Rates
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

The following table presents, by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of December 31, 2021. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):
 Expected Maturity Data

Year of maturity	Fixed rate debt	Weighted average rate on fixed rate debt	Variable rate debt	Weighted average rate on variable rate debt
2022	$271.1	4.93%	$901.4	0.38%
2023	62.1	4.45	650.0	1.74
2024	1,833.0	4.48	—	—
2025	1,092.0	4.22	—	—
2026	1,576.2	3.72	—	—
Thereafter	8,787.0	2.97	—	—
Totals (1)	$13,621.4	3.41%	$1,551.4	0.95%
Fair Value (2)	$14,519.3		$1,551.4
(1)  Excludes net premiums recorded on mortgages payable, net premiums recorded on notes payable and deferred financing costs on mortgages payable, notes payable, and our term loan. At December 31, 2021, the unamortized balance of net premiums on mortgages payable is $28.7 million, the unamortized balance of net premiums on notes payable is $295.5 million, and the balance of deferred financing costs on mortgages payable is $790,000, on notes payable is $53.1 million, and on our term loan is $443,000.
(2)  We base the estimated fair value of the publicly-traded fixed rate senior notes and bonds at December 31, 2021 on the indicative market prices and recent trading activity of our senior notes and bonds payable. We base the estimated fair value of our fixed rate mortgages and private senior notes payable at December 31, 2021 on the relevant forward interest rate curve, plus an applicable credit-adjusted spread. We believe that the carrying values of the line of credit borrowings, commercial paper borrowings and term loan balance reasonably approximate their estimated fair values at December 31, 2021.
The table above incorporates only those exposures that exist as of December 31, 2021. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.
At December 31, 2021, our outstanding notes, bonds and mortgages payable had fixed interest rates. Interest on our revolving credit facility, commercial paper borrowings and term loan balance is variable. However, the variable interest rate feature on our term loan has been mitigated by an interest rate swap agreement. Based on our revolving credit facility balance of $650.0 million at December 31, 2021, a 1% change in interest rates would change our interest rate costs by $6.5 million per year.
Foreign Currency Exchange Rates
We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest thereby providing a natural hedge. We continuously evaluate and manage our foreign currency risk through the use of derivative financial instruments, including cross-currency swaps, currency exchange swaps, foreign currency collars, and foreign currency forward contracts with financial counterparties where practicable. Such derivative instruments are viewed as risk management tools and are not used for speculative or trading purposes.

Item 8:         Financial Statements and Supplementary Data

A.	Reports of Independent Registered Public Accounting Firm

B.	Consolidated Balance Sheets, December 31, 2021 and 2020

C.	Consolidated Statements of Income and Comprehensive Income, Years ended December 31, 2021, 2020, and 2019

D.	Consolidated Statements of Equity, Years ended December 31, 2021, 2020, and 2019

E.	Consolidated Statements of Cash Flows, Years ended December 31, 2021, 2020, and 2019

F.	Notes to Consolidated Financial Statements

G.	Schedule III Real Estate and Accumulated Depreciation

Schedules not filed: All schedules, other than that indicated in the Table of Contents, have been omitted as the required information is either not material, inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Realty Income Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Realty Income Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of the Fair Value of Land in Real Estate Acquisitions
As discussed in Note 5 to the consolidated financial statements, during 2021, the Company acquired $6.4 billion of real estate properties. As discussed in Note 2, the purchase price of a real estate acquisition is typically allocated among the individual components of both tangible and intangible assets and liabilities acquired based on their estimated relative fair values.
We identified the evaluation of the fair value of land in real estate acquisitions as a critical audit matter. Specifically, the measurement of the fair values of land is dependent upon significant assumptions of market land values for which relevant external market data is not always readily available. There was a high degree of subjective and complex auditor judgment required in evaluating the fair value measurements given the sensitivity of the fair value measurements to changes in these assumptions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to allocate the purchase price of real estate acquisitions. This included controls over the measurement of the fair value of land. For a selection of real estate acquisitions, we involved valuation professionals with specialized skills and knowledge who assisted in evaluating a selection of the Company’s acquired land values by comparing them to independently developed ranges using market data from industry transaction databases and published industry reports.
Business Combination
As discussed in Notes 2 and 3 to the consolidated financial statements, on November 1, 2021, the Company acquired VEREIT, Inc. for $12.1 billion. The transaction was accounted for as a business combination, and the acquired assets and assumed liabilities were recorded at their respective fair values. The Company estimates the fair value of each property acquired, which is then allocated to land, buildings and improvements, and identified intangible assets and liabilities based on their estimated fair values.
We identified the evaluation of the fair values of certain acquired properties and the allocation of purchase price to land as a critical audit matter. Specifically, the measurement of the fair values of certain acquired properties and allocation of purchase price to land is dependent upon significant assumptions for which relevant external market data is not always readily available. Such assumptions include market land values, market rental rates, and capitalization rates. There was a high degree of subjective and complex auditor judgment required to evaluate the fair value measurements given the sensitivity of the fair value measurements to changes in these assumptions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to allocate the purchase price of the VEREIT transaction. This included controls over the selection and review of the significant assumptions used to estimate the fair value of certain properties acquired and the allocation of purchase price to land. For a selection of properties, we involved valuation professionals with specialized skills and knowledge who assisted in evaluating the significant assumptions used to estimate the fair value measurements of certain acquired properties and allocation of purchase price to land. The evaluation included comparison of the Company’s assumptions noted above to independently developed ranges using market data from industry transaction databases, and published industry reports.

(signed) KPMG LLP

We have served as the Company’s auditor since 1993.

San Diego, California
February 23, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Realty Income Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Realty Income Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 23, 2022 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired VEREIT, Inc. during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, VEREIT, Inc.’s internal control over financial reporting associated with total assets of $17.7 billion and total revenues of $176.3 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of VEREIT, Inc.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

(signed) KPMG LLP

San Diego, California
February 23, 2022

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2021 and 2020

(in thousands, except per share and share count data)

	2021	2020
ASSETS
Real estate held for investment, at cost:
Land	$10,753,750	$6,318,926
Buildings and improvements	25,155,178	14,696,712
Total real estate held for investment, at cost	35,908,928	21,015,638
Less accumulated depreciation and amortization	(3,949,798)	(3,549,486)
Real estate held for investment, net	31,959,130	17,466,152
Real estate and lease intangibles held for sale, net	30,470	19,004
Cash and cash equivalents	258,579	824,476
Accounts receivable, net	426,768	285,701
Lease intangible assets, net	5,275,304	1,710,655
Goodwill	3,676,705	14,180
Investment in unconsolidated entities	140,967	—
Other assets, net	1,369,579	420,117
Total assets	$43,137,502	$20,740,285

LIABILITIES AND EQUITY
Distributions payable	$146,919	$85,691
Accounts payable and accrued expenses	351,128	241,336
Lease intangible liabilities, net	1,308,221	321,198
Other liabilities	759,197	256,863
Line of credit payable and commercial paper	1,551,376	—
Term loans, net	249,557	249,358
Mortgages payable, net	1,141,995	300,360
Notes payable, net	12,499,709	8,267,749
Total liabilities	18,008,102	9,722,555
Commitments and contingencies
Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 740,200,000 shares authorized, 591,261,991 and 361,303,445 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	29,578,212	14,700,050
Distributions in excess of net income	(4,530,571)	(3,659,933)
Accumulated other comprehensive income (loss)	4,933	(54,634)
Total stockholders’ equity	25,052,574	10,985,483
Noncontrolling interests	76,826	32,247
Total equity	25,129,400	11,017,730
Total liabilities and equity	$43,137,502	$20,740,285

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years Ended December 31, 2021, 2020 and 2019

(in thousands, except per share data)

	2021	2020	2019
REVENUE
Rental (including reimbursable)	$2,064,958	$1,639,533	$1,484,818
Other	15,505	7,554	3,345
Total revenue	2,080,463	1,647,087	1,488,163

EXPENSES
Depreciation and amortization	897,835	677,038	593,961
Interest	323,644	309,336	290,991
Property (including reimbursable)	133,605	104,603	88,585
General and administrative	96,980	73,215	66,483
Provisions for impairment	38,967	147,232	40,186
Merger and integration-related costs	167,413	—	—
Total expenses	1,658,444	1,311,424	1,080,206
Gain on sales of real estate	55,798	76,232	29,996
Foreign currency and derivative gains, net	710	4,585	2,255
Loss on extinguishment of debt	(97,178)	(9,819)	—
Equity in income of unconsolidated entities	1,106	—	—
Other income, net	9,949	4,538	3,428
Income before income taxes	392,404	411,199	443,636
Income taxes	(31,657)	(14,693)	(6,158)
Net income	360,747	396,506	437,478
Net income attributable to noncontrolling interests	(1,291)	(1,020)	(996)
Net income available to common stockholders	$359,456	$395,486	$436,482

Amounts available to common stockholders per common share:
Net income
Basic	$0.87	$1.15	$1.38
Diluted	$0.87	$1.14	$1.38

Weighted average common shares outstanding:
Basic	414,535,283	345,280,126	315,837,012
Diluted	414,769,846	345,415,258	316,159,277

Other comprehensive income:
Net income available to common stockholders	$359,456	$395,486	$436,482
Foreign currency translation adjustment	9,119	(2,606)	186
Unrealized gain (loss) on derivatives, net	50,448	(34,926)	(9,190)
Comprehensive income available to common stockholders	$419,023	$357,954	$427,478

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2021, 2020 and 2019
(in thousands, except share count data)

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total equity
Balance, December 31, 2018	303,742,090	$10,754,495	$(2,657,655)	$(8,098)	$8,088,742	$32,236	$8,120,978
Net income	—	—	436,482	—	436,482	996	437,478
Other comprehensive loss	—	—	—	(9,004)	(9,004)	—	(9,004)
Distributions paid and payable	—	—	(861,118)	—	(861,118)	(1,296)	(862,414)
Share issuances, net of costs	29,818,978	2,117,983	—	—	2,117,983	—	2,117,983
Contributions by noncontrolling interests	—	—	—	—	—	11,370	11,370
Redemption of common units	—	(6,866)	—	—	(6,866)	(14,257)	(21,123)
Reallocation of equity	—	(653)	—	—	(653)	653	—
Share-based compensation, net	58,038	8,890	—	—	8,890	—	8,890
Balance, December 31, 2019	333,619,106	$12,873,849	$(3,082,291)	$(17,102)	$9,774,456	$29,702	$9,804,158
Net income	—	—	395,486	—	395,486	1,020	396,506
Other comprehensive loss	—	—	—	(37,532)	(37,532)	—	(37,532)
Distributions paid and payable	—	—	(973,128)	—	(973,128)	(1,596)	(974,724)
Share issuances, net of costs	27,564,163	1,817,978	—	—	1,817,978	—	1,817,978
Contributions by noncontrolling interests	—	—	—	—	—	3,168	3,168
Reallocation of equity	—	47	—	—	47	(47)	—
Share-based compensation, net	120,176	8,176	—	—	8,176	—	8,176
Balance, December 31, 2020	361,303,445	$14,700,050	$(3,659,933)	$(54,634)	$10,985,483	$32,247	$11,017,730
Net income	—	—	359,456	—	359,456	1,291	360,747
Other comprehensive income	—	—	—	59,567	59,567	—	59,567
Shares issued in merger	162,043,548	11,556,715	—	—	11,556,715	3,160	11,559,875
Orion Divestiture	—	(1,140,769)	—	—	(1,140,769)	(1,352)	(1,142,121)
Distributions paid and payable	—	—	(1,230,094)	—	(1,230,094)	(1,868)	(1,231,962)
Share issuances, net of costs	67,777,279	4,453,953	—	—	4,453,953	—	4,453,953
Contributions by noncontrolling interests	—	—	—	—	—	43,390	43,390
Reallocation of equity	—	42	—	—	42	(42)	—
Share-based compensation, net	137,719	8,221	—	—	8,221	—	8,221
Balance, December 31, 2021	591,261,991	$29,578,212	$(4,530,571)	$4,933	$25,052,574	$76,826	$25,129,400

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2021, 2020 and 2019
(in thousands)

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$360,747	$396,506	$437,478
Adjustments to net income:
Depreciation and amortization	897,835	677,038	593,961
Loss on extinguishment of debt	97,178	9,819	—
Amortization of share-based compensation	41,773	16,503	13,662
Non-cash revenue and expense adjustments	(23,380)	(3,562)	(9,338)
Amortization of net premiums on mortgages payable	(3,498)	(1,258)	(1,415)
Amortization of net premiums on notes payable	(10,349)	(1,754)	(995)
Amortization of deferred financing costs	12,333	11,003	9,795
Loss on interest rate swaps	2,905	4,353	2,752
Foreign currency and derivative gains, net	(710)	(4,585)	(2,255)
Gain on sales of real estate	(55,798)	(76,232)	(29,996)
Equity income of unconsolidated entities	(1,106)	—	—
Distributions from unconsolidated entities	365	—	—
Provisions for impairment on real estate	38,967	147,232	40,186
Change in assets and liabilities
Accounts receivable and other assets	(38,292)	(79,240)	(8,954)
Accounts payable, accrued expenses and other liabilities	3,219	19,720	24,056
Net cash provided by operating activities	1,322,189	1,115,543	1,068,937
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(6,313,076)	(2,283,130)	(3,572,581)
Improvements to real estate, including leasing costs	(19,080)	(8,708)	(23,536)
Proceeds from sales of real estate	250,536	259,459	108,911
Non-refundable escrow deposits	(28,390)	—	(14,603)
Return of investment from unconsolidated entities	38,345	—	—
Net cash paid in merger	(366,030)	—	—
Net cash used in investing activities	(6,437,695)	(2,032,379)	(3,501,809)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(1,169,026)	(964,167)	(852,134)
Borrowings on line of credit and commercial paper program	9,082,206	3,528,042	2,816,632
Payments on line of credit and commercial paper program	(7,508,332)	(4,246,755)	(2,365,368)
Principal payment on term loan	—	(250,000)	(70,000)
Proceeds from notes and bonds payable issued	1,033,387	2,200,488	897,664
Principal payment on notes payable	(1,700,000)	(250,000)	—
Payments upon extinguishment of debt	(96,583)	(9,445)	—
Principal payments on mortgages payable	(66,575)	(108,789)	(20,723)
Proceeds from common stock offerings, net	1,263,235	728,883	845,061
Proceeds from dividend reinvestment and stock purchase plan	11,232	9,109	8,437
Proceeds from At-the-Market (ATM) program	3,179,490	1,094,938	1,264,518
Net cash received from Orion Divestiture	593,484	—	—
Redemption of common units	—	—	(21,123)
Distributions to noncontrolling interests	(1,707)	(1,596)	(1,342)
Net receipts on derivative settlements	3,266	4,106	4,881
Debt issuance costs	(13,405)	(19,456)	(9,129)
Other items, including shares withheld upon vesting	(33,552)	(23,279)	(4,772)
Net cash provided by financing activities	4,577,120	1,692,079	2,492,602
Effect of exchange rate changes on cash and cash equivalents	20,076	4,431	(9,796)
Net (decrease) increase in cash, cash equivalents and restricted cash	(518,310)	779,674	49,934
Cash, cash equivalents and restricted cash, beginning of year	850,679	71,005	21,071
Cash, cash equivalents and restricted cash, end of year	$332,369	$850,679	$71,005
 For supplemental disclosures, see note 15.
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019
1.                           Organization and Operation
Realty Income Corporation (“Realty Income,” the “Company,” “we,” “our” or “us”) was founded in 1969 and is organized as a Maryland corporation. We invest in commercial real estate and have elected to be taxed as a real estate investment trust ("REIT"). We are listed on the New York Stock Exchange under the symbol “O”.
Over the past 53 years, we have been acquiring and managing freestanding commercial properties that generate rental revenue under long-term net lease agreements with our commercial clients. At December 31, 2021, we owned 11,136 properties, located in all 50 United States (U.S.) states, Puerto Rico, the United Kingdom (U.K.) and Spain, containing approximately 210.1 million leasable square feet.
Information with respect to number of properties, leasable square feet, average initial lease term and initial weighted average cash lease yield is unaudited. Unless otherwise indicated, all dollar amounts are expressed in U.S. dollars.
In November 2021, we completed our merger with VEREIT, Inc. (VEREIT). For more details, please see note 3, Merger with VEREIT, Inc. and Orion Office REIT Inc. Divestiture.
2.                 Summary of Significant Accounting Policies and Procedures and New Accounting Standards
Basis of Presentation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany accounts and transactions are eliminated in consolidation. The U.S. Dollar (“USD”) is our functional currency.
Principles of Consolidation. These consolidated financial statements include the accounts of Realty Income and all other entities in which we have a controlling financial interest. We evaluate whether we have a controlling financial interest in an entity in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation.
Voting interest entities are entities considered to have sufficient equity at risk and which the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. We consolidate voting interest entities in which we have a controlling financial interest, typically through holding of a majority of the entity’s voting equity interests.
Variable interest entities (“VIEs”) are entities that lack sufficient equity at risk or where the equity holders either do not have the obligation to absorb losses, do not have the right to receive residual returns, do not have the right to make decisions about the entity’s activities, or some combination of the above. A controlling financial interest in a VIE is present when an entity has a variable interest, or a combination of variable interests, that provides the entity with (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. An entity that meets both conditions above is deemed the primary beneficiary and consolidates the VIE. We reassess our initial evaluation of whether an entity is a VIE when certain reconsideration events occur. We reassess our determination of whether we are the primary beneficiary of a VIE on an ongoing basis based on current facts and circumstances.
The portion of a consolidated entity not owned by us is recorded as a noncontrolling interest. Noncontrolling interests are reflected on our consolidated balance sheets as a component of equity. Noncontrolling interest that was created or assumed as part of a business combination or asset acquisition was recognized at fair value as of the date of the transaction (see note 11, Noncontrolling Interests).
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
Reclassifications. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to current year presentation. We began presenting 'Goodwill,' which was previously presented in 'Other assets, net,' in a separate caption within our consolidated balance sheets. In addition, we began presenting 'Income taxes,' which was previously presented in 'Expenses,' below a newly captioned subtotal for 'Income before income taxes' within our consolidated statements of income and comprehensive income. Furthermore, we began presenting

'Other income, net' which consists of certain miscellaneous non-recurring revenue previously presented in 'Other' within 'Revenue,' in a separate caption within our consolidated statements of income and comprehensive income. These reclassifications have no effect on net income, total assets, accumulated earnings or cash flow statements as previously reported.
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
The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	2021	2020	2019
Weighted average shares used for the basic net income per share computation	414,535,283	345,280,126	315,837,012
Incremental shares from share-based compensation	234,563	135,132	322,265
Weighted average shares used for diluted net income per share computation	414,769,846	345,415,258	316,159,277
Unvested shares from share-based compensation that were anti-dilutive	45,404	70,581	8,113
Weighted average partnership common units convertible to common shares that were anti-dilutive	500,217	463,119	442,073
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
Other revenue includes certain property-related revenue not included in rental revenue and interest income recognized on financing receivables for certain leases with above-market terms.
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
We continue to assess the probability of collecting substantially all of the lease payments to which we are entitled under the original lease contract as required under Topic 842, Leases. We assess the collectability of our future lease payments based on an analysis of creditworthiness, economic trends (including trends arising from the COVID-19 pandemic) and other facts and circumstances related to the applicable clients. If we conclude the collection of substantially all lease payments under a lease is less than probable, rental revenue recognized for that lease is limited to cash received going forward, existing operating lease receivables, including those related to straight-line rental revenue, must be written off as an adjustment to rental revenue, and no further operating lease receivables are recorded for that lease until such future determination is made that substantially all lease payments under that lease are now considered probable. If we subsequently conclude that the collection of substantially all lease payments under a lease is probable, a reversal of lease receivables previously written off is recognized.
The majority of concessions granted to our clients during 2020 and 2021 as a result of the COVID-19 pandemic have been rent deferrals with the original lease term unchanged. We currently anticipate future concessions will be similar. In accordance with the guidance provided by the Financial Accounting Standards Board (FASB) staff, we have elected to account for these leases as if the right of deferral existed in the lease contract and therefore continue to recognize lease revenue in accordance with the lease contract in effect. In limited circumstances, the undiscounted cash flows resulting from deferrals granted increased significantly from original lease terms, which required us to account for these as lease modifications, and resulted in an insignificant impact to consolidated rental revenue during 2020 and 2021. Similarly, rent abatements granted, which are also accounted for as lease modifications, impacted our rental revenue by an insignificant amount during 2020 and 2021.
Unless otherwise specified, references to reserves recorded as a reduction of rental revenue include amounts reserved for in the current period, as well as unrecognized contractual rental revenue and unrecognized straight-line rental revenue for leases accounted for on a cash basis. The following table summarizes reserves to rental revenue (in millions):

	Year ended December 31,
	2021	2020	2019
Rental revenue reserves	$10.2	$44.1	$1.4
Straight-line rent reserves	4.5	8.4	1.5
Total rental revenue reserves	$14.7	$52.5	$2.9
As of December 31, 2021, other than the information related to the reserves recorded to date, we do not have any further client specific information that would change our assessment that collection of substantially all of the future lease payments under our existing leases is probable. However, since the conversations regarding rent collections for our clients affected by the COVID-19 pandemic are ongoing and we do not currently know the types of future concessions, if any, that will ultimately be granted, there may be impacts in future periods that could change this assessment as the situation continues to evolve and as more information becomes available. We also evaluated certain properties impacted by the COVID-19 pandemic for impairment (see note 14, Financial Instruments and Fair Value Measurements).
Gain on Sales of Real Estate. When real estate is sold, the carrying amount of the applicable assets is derecognized with a corresponding gain from the sale recognized in our consolidated statements of income and comprehensive income. We record a gain from the sale of real estate provided that various criteria, relating to the terms of the sale and any subsequent involvement by us with the real estate, have been met.
Allocation of the Purchase Price of Real Estate Acquisitions. A majority of our acquisitions qualify as asset acquisitions and the transaction costs associated with those acquisitions are capitalized. However, our merger with VEREIT comprises both an input and substantive process that together significantly contributes to the ability to create outputs and therefore would be considered a business. As a result, the merger with VEREIT qualified as a business combination and, accordingly, the transaction costs have been expensed and categorized as merger and integration-related costs on our consolidated statements of income and comprehensive income. In accordance with ASC Topic 805, Business Combinations, adjustments to the allocated purchase price are able to be made within one year of the closing date of our merger with VEREIT as acquisition date uncertainties are resolved (for more details on our merger with VEREIT, please see note 3, Merger with VEREIT, Inc. and Orion Office REIT Inc. Divestiture).
When acquiring a property for investment purposes, we typically allocate the cost of real estate acquired, inclusive of transaction costs, to: (1) land, (2) building and improvements, and (3) identified intangible assets and liabilities, based in each case on their relative estimated fair values. Intangible assets and liabilities consist of above-market or below-market lease value of in-place leases and the value of in-place leases, as applicable. Additionally, above-market rents on certain leases under which we are a lessor are accounted for as financing receivables amortizing over the lease term, while below-market rents on certain leases under which we are a lessor are accounted for as prepaid rent. In an acquisition of multiple properties, we must also allocate the purchase price among the properties. The allocation of the purchase price is based on our assessment of estimated fair values of the land, building and improvements, and identified intangible assets and liabilities, and is often based upon various characteristics of the market where the property is located. In addition, any assumed notes payable or mortgages are recorded at their estimated fair values. The estimated fair values of our mortgages payable have been calculated by discounting the future cash flows using applicable interest rates that have been adjusted for factors, such as industry type, client investment grade, maturity date, and comparable borrowings for similar assets. The use of different assumptions in the allocation of the purchase price of the acquired properties and liabilities assumed could affect the timing of recognition of the related revenue and expenses.
Our estimated fair value determinations are based on management’s judgment, utilizing various factors, including: market land and building values, market rental rates, discount rates and capitalization rates. Our methodology for measuring and allocating the fair value of real estate acquisitions includes both observable market data (categorized as level 2 on the three-level valuation hierarchy of ASC Topic 820, Fair Value Measurement), and unobservable inputs that reflect our own internal assumptions (categorized as level 3 under ASC Topic 820). Given the significance of the unobservable inputs we believe the allocations of fair value of real estate acquisitions should be categorized as level 3 under ASC Topic 820. From time to time, we have used, and may continue to use, the assistance of independent third parties specializing in real estate valuations to prepare our purchase price allocations.
The allocation of tangible assets (which includes land and buildings/improvements) of an acquired property with an in-place lease is based upon relative fair value. Land is typically valued utilizing the sales comparison (or market) approach. Buildings and improvements are typically valued under the replacement cost approach. In allocating the fair value to identified intangibles for above-market or below-market leases, an amount is recorded based on the present value of the difference between (i) the contractual amount to be paid pursuant to the in-place lease and (ii) our estimate of fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease. The value of in-place leases is determined by our estimated costs related to acquiring a client and the carrying costs that would be incurred over the vacancy period to locate a client if the property were vacant, considering market conditions and costs to execute similar leases at the time of acquisition.
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
Real Estate and Lease Intangibles Held for Sale. We generally reclassify assets to held for sale when the disposition has been approved, there are no known contingencies relating to the sale and the consummation of the disposition is considered probable within one year. Upon classifying a real estate investment as held for sale, we will no longer recognize depreciation expense related to the depreciable assets of the property. Assets held for sale are recorded at the lower of carrying value or estimated fair value, less the estimated cost to dispose of the assets.
If circumstances arise that we previously considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, we will reclassify the property as held for investment. We measure and record a property that is reclassified as held for investment at the lower of (i) its carrying value before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held for investment or (ii) the estimated fair value at the date of the subsequent decision not to sell.
Thirty-three properties were classified as held for sale at December 31, 2021.
Investment in Unconsolidated Entities. We account for our investment in unconsolidated entity arrangements using the equity method of accounting as we have the ability to exercise significant influence, but not control, over operating and financing policies of these investments. We have determined that none of the unconsolidated entities would be considered variable interest entities ("VIE") under the applicable accounting guidance. Our equity method investments were acquired in our merger with VEREIT. As a result, the investments were recorded at fair value and subsequently will be adjusted for our share of equity in the entities' earnings and distributions received. The step-up in fair value was allocated to the individual investment assets and liabilities and is being amortized over the estimated useful life of the respective underlying tangible real estate assets, the lease term of the intangible real estate assets, and the remaining term of the assumed debt. Investment in unconsolidated entities is included in the accompanying consolidated balance sheets. We record our proportionate share of net income from the unconsolidated entities in other income, net in the consolidated statements of income and comprehensive income.
Goodwill. Upon the closing of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill. In connection with our merger with VEREIT, we recorded goodwill as a result of consideration exceeding the net assets acquired. Goodwill has not yet been allocated to our individual operating segments; the allocation is pending the finalization of our purchase accounting.
Deferred Financing Costs. Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining or originating financing. Deferred financing costs, other than those associated with the line of credit, are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability. Deferred financing costs related to the line of credit are included in other assets, net in the accompanying consolidated balance sheets. These costs are amortized to interest expense over the terms of the respective financing agreements that approximates with the effective interest method.
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
Provisions for Impairment - Real Estate Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property, a fair value analysis is performed and, to the extent the estimated fair value is less than the current book value, a provision for impairment is recorded to reduce the book value to estimated fair value. Key assumptions that we utilize in this analysis include projected rental rates, estimated holding periods, capital expenditures and property sales capitalization rates.
Provisions for Impairment - Goodwill. Goodwill is not amortized, but is subject to impairment reviews annually, or more frequently if necessary. Goodwill is qualitatively assessed to determine whether a quantitative impairment assessment is necessary. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized, and the asset is written down to its estimated fair value. We perform our annual goodwill impairment assessment as of June 30. During the years ended December 31, 2021, 2020 and 2019 there were no impairments of goodwill.
Provisions for Impairment - Investment in Unconsolidated Entities. When circumstances indicate that a decrease in value of an equity method investment has occurred that is other than temporary, an impairment loss should be recognized. To determine whether an impairment is other-than-temporary, we consider whether it has the ability and intent to hold the investment until the carrying value is fully recovered. We evaluate the recoverability of our investment in unconsolidated entities in accordance with accounting standards for equity investments by first reviewing each investment for indicators of impairment. If indicators are present, we estimate the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, we make an assessment of whether the impairment is temporary or other-than-temporary. In making this assessment, we consider the length of time and the extent to which fair value has been less than cost, the financial condition and near-term prospects of the entity, and our intent and ability to retain its interest long enough for a recovery in market value. If we conclude that the impairment is other than temporary, the investment is reduced to its estimated fair value. The evaluation of an investment in an unconsolidated entity for potential impairment requires significant judgment. Since our merger with VEREIT in November 2021, when we assumed our first unconsolidated entities, through December 31, 2021, there have been no impairments of equity method investments.
Equity Offering Costs.  Underwriting commissions and offering costs have been reflected as a reduction of additional paid-in-capital on our consolidated balance sheets.
Derivative and Hedging Activities. Derivatives are financial arrangements among two or more parties with returns linked to or “derived” from an underlying equity, debt, commodity, other asset, liability, interest rate, foreign exchange rate or another index, or the occurrence or nonoccurrence of a specified event. The settlement of a derivative is determined by its underlying notional amount specified in the contract. Derivative contracts may be entered into outright or embedded within a non-derivative host contract, and may be listed, traded on exchanges or privately negotiated directly between two parties.
We actively manage our risk exposures which arise from our liquidity and funding activities using derivative instruments which hedge for interest rate risk, foreign exchange risk, or both. We record all derivatives on the balance sheet at fair value. The recognition of changes in the fair value of derivatives is recorded in net income unless the derivative is designated in a cash flow or net investment hedge accounting relationship in which case the change in fair value is recorded in other comprehensive income until such time as the designated hedged item impacts net income.
Income Taxes. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income. Assuming our dividends equal or exceed our taxable net income, we generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of our taxable REIT subsidiaries (“TRS”). A TRS is a subsidiary of a REIT that is subject to federal, state and local income taxes, as applicable. Our use of a TRS enables us to engage in certain business activities while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. The income taxes recorded on our consolidated statements of income and comprehensive income represent amounts accrued or paid by Realty Income and its subsidiaries for city and state income and franchise taxes and income taxes for the U.K. and Spain.
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
Recently Issued Accounting Standards. In July 2021, the FASB issued ASU 2021-05 establishing Topic 842, Lessors - Certain Leases with Variable Lease Payments. ASU 2021-05 improves ASC 842 classification guidance as it relates to a lessor's accounting for certain leases with variable lease payments. This guidance requires a lessor to classify a lease with variable payments that do not depend on an index or rate as an operating lease if either a sales-type lease or direct financing lease classification would trigger a day-one loss. This guidance is effective for reporting periods beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2021-05 on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04 establishing Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and is effective between March 12, 2020 and December 31, 2022. The guidance may be elected over time as reference rate reform activities occur. We are currently evaluating the impact that the expected market transition from the London Interbank Offered Rate, commonly referred to as LIBOR, to alternative references rates will have on our financial statements as well as the applicability of the aforementioned expedients and exceptions provided in ASU 2020-04.
3.Merger with VEREIT, Inc. and Orion Office REIT Inc. Divestiture
Merger with VEREIT
On April 29, 2021, we entered into an Agreement and Plan of Merger, as amended, or the Merger Agreement, with VEREIT, its operating partnership, VEREIT Operating Partnership, L.P., or VEREIT OP, and two newly formed subsidiaries. Pursuant to the terms of the Merger Agreement, (i) one of the newly formed subsidiaries of us agreed to merge with and into VEREIT OP, with VEREIT OP as the surviving entity, which we refer to as the Partnership Merger, and (ii) immediately thereafter, VEREIT agreed to merge with and into the other newly formed subsidiary of us, with our subsidiary as the surviving corporation, which we refer to collectively as the merger.

The primary reason for the Merger is to expand our size, scale and diversification, in order to further enhance our competitive advantages and accelerate our investment activities.
On November 1, 2021, we completed our acquisition of VEREIT, and the merger was consummated. Pursuant to the terms of the Merger Agreement and subject to the terms thereof, upon the consummation of the merger, (i) each outstanding share of VEREIT common stock, and each outstanding common partnership unit of VEREIT OP owned by any of its partners other than VEREIT, Realty Income or their respective affiliates, was automatically converted into 0.705 of newly issued shares of our common stock, or in certain instances, Realty Income L.P. units, and (ii) each VEREIT OP outstanding common unit owned by VEREIT, Realty Income or their respective affiliates remained outstanding as partnership interests in the surviving entity. Each outstanding VEREIT stock option and restricted stock unit that were unvested as of November 1, 2021 were converted into equivalent options and restricted stock units, in each case with respect to the share of the Company's common stock, using the equity award exchange ratio in accordance with the Merger Agreement. For more details, see note 16, Common Stock Incentive Plan.
Our merger with VEREIT has been accounted for using the acquisition method of accounting in accordance with ASC, 805, Business Combinations, with Realty Income as the accounting acquirer, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair value. The fair value of the consideration transferred on the date of the acquisition is as follows (in thousands, except share and per share data):

Shares of VEREIT common stock and VEREIT OP common units exchanged (1)	229,304,035
Exchange Ratio	0.705
161,659,345
Less: Fractional shares settled in cash	(1,545)
Shares of Realty Income common stock and Realty Income L.P. units issued	161,657,800
Adjusted opening price of Realty common stock on November 1, 2021 (2)	$71.236
Fair value of Realty common stock issued to former holders of VEREIT common stock and VEREIT OP common units	$11,515,855
Fair value of VEREIT's equity-based compensation awards attributable to pre-combination services (3)	44,020
Total non-cash consideration	11,559,875
Cash paid for fractional shares	110
VEREIT indebtedness paid off in connection with the merger (4)	500,414
Consideration transferred	$12,060,399
(1) Includes 229,152,001 shares of VEREIT common stock and 152,034 VEREIT OP common units outstanding as of November 1, 2021. Under the Merger Agreement, these shares and units were converted to Realty Income common stock, or in certain instances, Realty Income L.P. units, at an Exchange Ratio of 0.705 per share of VEREIT common stock or VEREIT OP common unit, as applicable.
(2) The fair value of Realty Income common stock issued to former holders of VEREIT common stock and VEREIT OP common units is based on the per share opening price of Realty Income common stock of $71.00 on November 1, 2021 (which traded on an ex-dividend basis), adjusted for the monthly dividend of $0.236 per share that former holders of VEREIT common stock and VEREIT OP common units were eligible to receive when such dividend was paid on November 15, 2021.
(3) Represents the fair value of fully vested deferred stock unit awards of VEREIT common stock (“VEREIT DSU Awards”) which were converted into Realty Income common stock upon our merger with VEREIT, as well as the estimated fair value of the Realty Income replacement employee and executive stock options and restricted stock units that were granted at the closing date of our merger with VEREIT and which were attributable to pre-combination services.

(4) Represents the outstanding balance of the VEREIT revolving credit facility paid off by Realty Income in connection with the merger. The amount shown in the table above was based upon the balance outstanding immediately prior to November 1, 2021.
A.    Preliminary Purchase Price Allocation
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

ASSETS
Land	$3,037,751
Buildings	8,685,049
Total real estate held for investment	11,722,800
Cash and cash equivalents	128,411
Accounts receivable	53,355
Lease intangible assets (1)	3,227,381
Goodwill	3,662,848
Investment in unconsolidated entities	194,876
Other assets	318,776
Total assets acquired	$19,308,447

LIABILITIES
Accounts payable and accrued expenses	$139,836
Lease intangible liabilities (2)	953,730
Other liabilities	337,052
Mortgages payable	869,113
Notes payable	4,946,965
Total liabilities assumed	$7,246,696
Net assets acquired, at fair value	$12,061,751

Noncontrolling interests	$1,352
Total purchase price	$12,060,399
(1) The weighted average amortization period for acquired lease intangible assets is 9.3 years.
(2) The weighted average amortization period for acquired lease intangible liabilities is 26.1 years.
The assessment of fair value is preliminary and is based on information that was available to management at the time the consolidated financial statements were prepared. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. The finalization of our purchase accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed up to a year after the date of our merger with VEREIT, which could be material.
Due to the timing and complexity of the merger, we recorded the assets acquired and liabilities assumed at their preliminary estimated fair values. As of December 31, 2021, we had not finalized the determination of fair values allocated to certain assets and liabilities, including land, buildings, lease intangible assets, lease intangible liabilities, and the allocation of goodwill. The preliminary purchase price allocation is subject to change as we complete our analysis of the fair value at the date of the transactions, which could have an impact on the consolidated financial statements.
A preliminary estimate of approximately $3.66 billion has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. The recognized goodwill is attributable to expected synergies and benefits arising from the merger transaction, including anticipated financing and overhead cost savings, potential economies of scale benefits in both customer and vendor relationships and the employee workforce onboarded from VEREIT following the closing of the transaction. Goodwill has not yet been allocated to our individual operating segments; the allocation is pending the finalization of our purchase accounting. None of the goodwill recognized is expected to be deductible for tax purposes.
B.    Merger and Integration-related Costs
In conjunction with our merger with VEREIT, we incurred approximately $161.4 million of transaction costs during the year ended December 31, 2021, which were included in the $167.4 million of merger and integration-related costs within our consolidated statements of income and comprehensive income. The merger and integration-related costs primarily consist of advisory fees, including success-based fees, attorney fees, accountant fees, SEC filing fees and additional integration costs that include incremental and non-recurring costs necessary to convert data and systems, retain employees and otherwise enable us to operate acquired businesses or assets efficiently.
C.    Unaudited Pro Forma Financial Information
Our consolidated results of operations for the year ended December 31, 2021 include $176.3 million of revenues and $36.7 million of net loss associated with the results of operations of VEREIT OP from the merger closing date to December 31, 2021.
The following unaudited pro forma information presents a summary of our combined results of operations for the years ended December 31, 2021 and 2020 as if our merger with VEREIT had occurred on January 1, 2020 (in millions, except per share data). The following pro forma financial information is not necessarily indicative of the results of operations had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses. The following information excludes the impact of the spin-off of office assets to Orion Office REIT Inc.

	Year Ended December 31,
	2021	2020
Total revenues	$3,082.9	$2,828.0
Net income	$762.9	$317.2
Basic and diluted earnings per share	$1.39	$0.62

The unaudited pro forma financial information above includes the following nonrecurring significant adjustment made to account for certain costs incurred as if our merger with VEREIT had been completed on January 1, 2020: merger and integration-related costs of $167.4 million were excluded within the pro forma financial information for 2021, but included for 2020.
D.    Litigation Relating to the Merger
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
The Stein, Leach, Tacka, Matten and Halberstam Complaints named VEREIT and the members of the VEREIT board of directors as defendants. The Congregation Zichron Moishe, Mishra, Walker and Upton Complaints named VEREIT, VEREIT OP, and the members of the VEREIT board of directors as defendants. The Bowles and Ciccotelli Complaints named VEREIT, the members of the VEREIT board of directors, VEREIT OP, Realty Income, Merger

Sub 1 and Merger Sub 2 as defendants. The Jenkins Complaint named VEREIT, the members of the VEREIT board of directors, Realty Income, Merger Sub 1 and Merger Sub 2 as defendants. The Boyko Complaint named Realty Income and the members of the Realty Income board of directors as defendants. The Demand Letter was addressed to Realty Income and the members of the Realty Income board of directors.
The Complaints each alleged generally that the entities and individual defendants named in such Complaint violated Section 14(a) and Rule 14a-9 promulgated thereunder and that the individual defendants violated Section 20(a) of the Exchange Act by preparing and disseminating a registration statement that misstates or omits certain allegedly material information. The Demand Letter included similar allegations. Furthermore, the Jenkins Complaint also alleged that: (1) members of the VEREIT board of directors breached their fiduciary duties by entering into the transactions contemplated by the Merger Agreement through a flawed and unfair process and by failing to disclose all material information to VEREIT’s stockholders; and (2) VEREIT, Realty Income, Merger Sub 1 and Merger Sub 2 each aided and abetted such breach of fiduciary duty by the VEREIT board of directors.
Each Complaint sought, among other things, injunctive relief enjoining the consummation of the Merger, and, if the Merger was consummated, rescission or rescissory damages and an award of the plaintiff’s costs, including attorneys’ and experts’ fees. The defendants believed that all of the claims asserted in the Complaints were without merit. On July 30, 2021, VEREIT filed a Form 8-K containing supplemental disclosures regarding the merger and related transactions in response to allegations set forth in the Complaints and the Demand Letter. In light of these additional disclosures, between August 2, 2021 and October 27, 2021, plaintiffs’ counsel in all of the cases voluntarily dismissed their respective complaints.
Orion Divestiture
Following of the closing of our merger with VEREIT, we contributed 92 office real estate assets, a consolidated real estate venture holding one office asset, and an unconsolidated real estate venture holding five office assets to a wholly owned subsidiary named Orion Office REIT Inc., or Orion. On November 12, 2021, we distributed the outstanding shares of Orion common stock to our shareholders (including legacy VEREIT stockholders who received shares of our common stock in our merger with VEREIT) on a pro rata basis at a rate of one share of Orion common stock for every ten shares of Realty Income common stock held on November 12, 2021, the applicable record date, which we refer to as the Orion Divestiture. The fair market value of these shares for tax distribution was determined to be $20.6272 per share, which was calculated using the five day volume weighted average share price after issuance. For more detail, see note 12, Distributions Paid and Payable. Following the Orion Divestiture, Orion began operating as a separate, independent public company.
In conjunction with the Orion Divestiture, we incurred approximately $6.0 million of transaction costs during the year ended December 31, 2021, which were included in the $167.4 million of merger and integration-related costs within our consolidated statements of income and comprehensive income.
As part of the Orion Divestiture, Orion paid us a dividend of $425.0 million and reimbursed $170.2 million to us for the early redemption of mortgage loans underlying the contributed assets prior to the effectuation of the Orion Divestiture. The distribution of Orion resulted in the derecognition of net assets of $1.74 billion, which net of the aforementioned cash payments of $595.2 million, resulted in a reduction to additional paid in capital of $1.14 billion.
In connection with the divestiture, we entered into certain agreements with Orion to effect our legal and structural separation, including a transition services agreement (TSA) and reverse TSA to provide certain administrative and other services for a limited time, and tax matters. As of December 31, 2021, those agreements are still in effect.

4.                           Supplemental Detail for Certain Components of Consolidated Balance Sheets (in thousands):

A.	Accounts Receivable, net, consist of the following at:	December 31, 2021	December 31, 2020
	Straight-line rent receivables, net	$231,943	$174,074
	Client receivables, net	194,825	111,627
		$426,768	$285,701

B.	Lease intangible assets, net, consist of the following at:	December 31, 2021	December 31, 2020
	In-place leases	$4,791,846	$1,840,704
	Accumulated amortization of in-place leases	(804,050)	(744,375)
	Above-market leases	1,591,382	866,567
	Accumulated amortization of above-market leases	(303,874)	(252,241)
		$5,275,304	$1,710,655

C.	Other assets, net, consist of the following at:	December 31, 2021	December 31, 2020
	Right of use asset - operating leases, net	$631,515	$112,049
	Financing receivables	323,921	131,291
	Right of use asset - financing leases	218,332	118,585
	Restricted escrow deposits	68,541	21,220
	Derivative assets and receivables – at fair value	29,593	10
	Non-refundable escrow deposits	28,560	1,000
	Prepaid expenses	18,062	11,795
	Corporate assets, net	10,915	8,598
	Investment in sales type leases	7,492	—
	Impounds related to mortgages payable	5,249	4,983
	Note receivable	4,455	—
	Credit facility origination costs, net	4,352	7,705
	Other items	18,592	2,881
		$1,369,579	$420,117

D.	Accounts payable and accrued expenses consist of the following at:	December 31, 2021	December 31, 2020
	Notes payable - interest payable	$108,227	$83,219
	Derivative liabilities and payables – at fair value	70,617	73,356
	Property taxes payable	36,173	23,413
	Accrued property expenses	27,344	5,401
	Accrued costs on properties under development	19,665	12,685
	Accrued income taxes	19,152	8,077
	Value-added tax payable	11,297	5,182
	Merger and integration-related costs	10,699	—
	Mortgages, term loans, and credit line - interest payable	3,874	1,044
	Other items	44,080	28,959
		$351,128	$241,336

E.	Lease intangible liabilities, net, consist of the following at:	December 31, 2021	December 31, 2020
	Below-market leases	$1,460,701	$460,895
	Accumulated amortization of below-market leases	(152,480)	(139,697)
		$1,308,221	$321,198

F.	Other liabilities consist of the following at:	December 31, 2021	December 31, 2020
	Lease liability - operating leases, net	$461,748	$114,559
	Rent received in advance and other deferred revenue	242,122	130,231
	Lease liability - financing leases	43,987	6,256
	Security deposits	11,340	5,817
		$759,197	$256,863

5.                           Investments in Real Estate
We acquire land, buildings and improvements necessary for the successful operations of commercial clients.
A.           Acquisitions during 2021 and 2020
Below is a summary of our acquisitions for the year ended December 31, 2021 (information is unaudited and excludes properties assumed on November 1, 2021 in conjunction with our merger with VEREIT):

	Number of Properties	Leasable Square Feet	Investment ($ in thousands)	Weighted Average Lease Term (Years)	Initial Weighted Average Cash Lease Yield (1)
Year ended December 31, 2021 (2)
Acquisitions - U.S. (in 43 states)	714	14,727,335	$3,608,573	14.1	5.5%
Acquisitions - Europe (U.K. and Spain)	129	9,196,345	2,558,909	11.6	5.5%
Total Acquisitions	843	23,923,680	$6,167,482	13.1	5.5%
Properties under Development (3)	68	2,681,676	243,278	15.7	6.0%
Total (4)	911	26,605,356	$6,410,760	13.2	5.5%
(1)The initial weighted average cash lease yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property. Since it is possible that a client could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above. Contractual net operating income used in the calculation of initial average cash yield includes approximately $8.5 million received as settlement credits for 41 properties as reimbursement of free rent periods for the year ended December 31, 2021.
In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return. When the lease does not provide for a fixed rate of return on a property under development or expansion, the initial weighted average cash lease yield is computed as follows: estimated cash net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs.
(2) None of our investments during 2021 caused any one client to be 10% or more of our total assets at December 31, 2021.
(3) Includes £7.0 million of investments in U.K. development properties, converted at the applicable exchange rate on the funding date.
(4) Our clients occupying the new properties are 83.6% retail and 16.4% industrial, based on rental revenue. Approximately 40% of the rental revenue generated from acquisitions during 2021 is from our investment grade rated clients, their subsidiaries or affiliated companies.
Acquired properties accounted for as asset acquisitions during the year ended December 31, 2021, which had no associated contingent consideration, were allocated as follows (in millions):

	Acquisitions - U.S.	Acquisitions - U.K.	Acquisitions - Spain
Year ended December 31, 2021	(USD)	(£ Sterling)	(€ Euro)
Land (1)	$1,059.3	£422.3	€108.4
Buildings and improvements	1,795.8	904.3	168.8
Lease intangible assets (2)	579.8	249.0	37.8
Other assets (3)	503.7	40.4	21.9
Lease intangible liabilities (4)	(92.2)	(6.8)	—
Other liabilities (5)	(130.6)	(0.3)	(16.5)
	$3,715.8	£1,608.9	€320.4
(1) U.K. land includes £5.5 million of right of use assets under long-term ground leases.
(2) The weighted average amortization period for acquired lease intangible assets is 12.8 years.
(3) U.S. other assets consists of $161.5 million of financing receivables with above-market terms, $76.7 million of right-of-use assets accounted for as finance leases, $5.8 million in investments in sales-type leases, and $259.7 million of right of use assets under ground leases accounted for as operating leases. U.K. other assets consists of £7.2 million of financing receivables with above-market terms, £33.2 million of right-of-use assets accounted for as finance leases, and £13,000 of right of use assets under ground leases accounted for as operating leases. Spain other assets consists entirely of financing receivables with above-market terms.
(4) The weighted average amortization period for acquired lease intangible liabilities is 15.9 years.
(5) U.S. other liabilities consists of $27.1 million of deferred rent on certain below-market leases, $67.4 million of lease liabilities under ground leases accounted for as operating leases, and $36.1 million for lease liabilities under financing leases. U.K. other liabilities consists of £288,000 of a GBP mortgage premium and £13,000 of lease liabilities under ground leases. Spain other liabilities consists entirely of deferred rent on certain below-market leases.
Acquired properties accounted for as asset acquisitions during 2021 generated total revenues of $136.6 million and net income of $25.8 million during the year ended December 31, 2021.

Below is a summary of our acquisitions for the year ended December 31, 2020 (unaudited):

	Number of Properties	Leasable Square Feet	Investment ($ in thousands)	Weighted Average Lease Term (Years)	Initial Weighted Average Cash Lease Yield
Year Ended December 31, 2020 (1)
Acquisitions - U.S. (in 30 states)	202	5,476,009	$1,302,220	14.9	5.8%
Acquisitions - U.K. (2)	24	2,120,256	920,934	10.8	6.1%
Total Acquisitions	226	7,596,265	$2,223,154	13.2	5.9%
Properties under Development - U.S.	18	1,601,095	84,127	15.3	5.6%
Total (3)	244	9,197,360	$2,307,281	13.2	5.9%
(1)None of our investments during 2020 caused any one client to be 10% or more of our total assets at December 31, 2020.
(2)Represents investments of £707.8 million Sterling during the year ended December 31, 2020 converted at the applicable exchange rate on the date of acquisition.
(3)Our clients occupying the new properties are 86.6% retail and 13.4% industrial, based on rental revenue. Approximately 61% of the rental revenue generated from acquisitions during 2020 is from our investment grade rated clients, their subsidiaries or affiliated companies.
Acquired properties accounted for as asset acquisitions during the year ended December 31, 2020, which had no associated contingent consideration, were allocated as follows (in millions):

	Acquisitions - U.S.	Acquisitions - U.K.
Year Ended December 31, 2020	(USD)	(£ Sterling)
Land (1)	$338.4	£253.4
Buildings and improvements	760.0	259.1
Lease intangible assets (2)	206.6	145.3
Other assets (3)	52.6	50.6
Lease intangible liabilities (4)	(9.3)	(0.6)
Other liabilities (5)	(0.9)	—
	$1,347.4	£707.8
(1) U.K. land includes £88.8 million of right of use assets under long-term ground leases.
(2) The weighted average amortization period for acquired lease intangible assets is 15.8 years.
(3) U.S. other assets consists of $51.9 million of financing receivables with above-market terms and $689,000 of right of use assets under ground leases. U.K. other assets consists entirely of right of use assets under ground leases.
(4) The weighted average amortization period for acquired lease intangible liabilities is 16.7 years.
(5) U.S. other liabilities consists entirely of lease liabilities under ground leases.
Acquired properties accounted for as asset acquisitions during 2020 generated total revenues of $54.6 million and net income of $19.4 million during the year ended December 31, 2020.
B.           Investments in Existing Properties
During 2021, we capitalized costs of $21.9 million on existing properties in our portfolio, consisting of $6.3 million for re-leasing costs, $978,000 for recurring capital expenditures and $14.6 million for non-recurring building improvements. In comparison, during 2020, we capitalized costs of $7.0 million on existing properties in our portfolio, consisting of $1.8 million for re-leasing costs, $198,000 for recurring capital expenditures and $5.0 million for non-recurring building improvements.
C.          Properties with Existing Leases
Of the $6.41 billion we invested during 2021, which excludes the 3,895 properties assumed in conjunction with our merger with VEREIT on November 1, 2021, approximately $5.02 billion was used to acquire 557 properties with existing leases. In comparison, of the $2.31 billion we invested during 2020, approximately $1.86 billion was used to acquire 127 properties with existing leases. The value of the in-place and above-market leases is recorded to lease intangible assets, net on our consolidated balance sheets, and the value of the below-market leases is recorded to lease intangible liabilities, net on our consolidated balance sheets.
The values of the in-place leases are amortized as depreciation and amortization expense. The amounts amortized to expense for all of our in-place leases, for 2021, 2020, and 2019 were $247.5 million, $134.6 million, and $112.0 million, respectively.

The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue on our consolidated statements of income and comprehensive income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for 2021, 2020, and 2019 were $54.6 million, $30.9 million, and $22.1 million, respectively. If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.
The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at December 31, 2021 (in thousands):

	Net increase (decrease) to rental revenue	Increase to amortization expense
2022	$(59,676)	$611,012
2023	(57,819)	524,957
2024	(51,873)	465,087
2025	(46,018)	396,948
2026	(37,220)	353,006
Thereafter	273,319	1,636,786
Totals	$20,713	$3,987,796
D.          Gain on Sales of Real Estate
The following summarizes our property dispositions (dollars in millions). These amounts exclude properties disposed from the spin-off of office properties to Orion Office REIT Inc. in November 2021.

	Year Ended December 31,
	2021	2020	2019
Number of properties	154	126	93
Net sales proceeds	$250.3	$262.5	$108.9
Gain on sales of real estate	$55.8	$76.2	$30.0
These property sales do not represent a strategic shift that will have a major effect on our operations and financial results, and therefore do not require presentation as discontinued operations.
E.           Investment in Unconsolidated Entities
The following is a summary of our investments in unconsolidated entities as of December 31, 2021 (in thousands):

	Ownership % (1)	Number of Properties	Carrying Amount of Investment as of (2)	Equity in Income (2)
Investment	December 31, 2021		December 31, 2021	December 31, 2021
Industrial Partnerships	20%	7	$140,967	$1,106
(1) Our ownership interest reflects legal ownership interest. Legal ownership may, at times, not equal our economic interest in the listed properties because of various provisions in certain entity agreements regarding capital contributions, distributions of cash flow based on capital account balances, allocations of profits and losses and payments of preferred returns. As a result, our actual economic interest (as distinct from its legal ownership interest) in certain of the properties could fluctuate from time to time and may not wholly align with legal ownership interests.
(2) Our unconsolidated entities are a result of our merger with VEREIT. The total carrying amount of the investments was greater than the underlying equity in net assets by $100.3 million as of December 31, 2021. The difference relates to a step-up in fair value of the investment net assets acquired in connection with the merger with VEREIT on November 1, 2021. The step up in fair value was allocated to the individual investment assets and liabilities and is being amortized over the estimated useful life of the respective underlying tangible real estate assets, the lease term of the intangible real estate assets, and the remaining term of the mortgages payable. Prior to November 1, 2021, we did not own any unconsolidated entities.

As a result of the merger with VEREIT, we assumed a preferred equity interest in the development of one distribution center for which we were entitled to receive a cumulative preferred return of 9% per year on the initial contribution of $22.8 million along with a share in the profit earned in the event of the sale of the property to a third party. Under the acquisition method of accounting, this preferred equity interest was adjusted to its fair value of $38.1 million at the time of the merger. During December 2021, the distribution center was sold to a third party and we received proceeds of $38.3 million and recorded a $0.2 million gain on disposition.

The aggregate debt outstanding for unconsolidated entities was $431.8 million as of December 31, 2021, which is non-recourse to us. As our only equity method investment resulted from our merger with VEREIT on November 1, 2021, there was no debt relating to unconsolidated entities as of December 31, 2020.
Each of us and our unconsolidated entity partners are subject to the provisions of the applicable entity agreements, which include provisions for when additional contributions may be required to fund certain cash shortfalls.
6.                           Revolving Credit Facility and Commercial Paper Program
A.    Credit Facility
We have a $3.0 billion unsecured revolving credit facility with an initial term that expires in March 2023 and includes, at our option, two six-month extensions. The revolving credit facility allows us to borrow in up to 14 currencies, including U.S. dollars, and has a $1.0 billion expansion option, which is subject to obtaining lender commitments. Under our credit facility, our investment grade credit ratings as of December 31, 2021 provide for financing at LIBOR plus 0.775% with a facility commitment fee of 0.125%, for all-in pricing of 0.90% over LIBOR. The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our revolving credit facility. Our revolving credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

LIBOR is in the process of being discontinued. While certain U.S. dollar LIBOR settings will continue to be published on the current basis until June 30, 2023, all other LIBOR settings either are no longer being published or are being published only for a limited time and only on a “synthetic” basis (i.e., not on the basis of submissions made by panel banks). The regulator of the administrator of LIBOR has prohibited any new use of LIBOR by firms subject to its supervision, and certain regulators in the United States have stated that no new contracts using U.S. dollar LIBOR should be entered into after 2021. Our revolving credit facility and term loan facility were amended in December 2021 to include provisions for establishing alternative reference rates when LIBOR is no longer available.
At December 31, 2021, credit facility origination costs of $4.4 million are included in other assets, net, as compared to $7.7 million at December 31, 2020, on our consolidated balance sheet. These costs are being amortized over the remaining term of our revolving credit facility.
At December 31, 2021, we had a borrowing capacity of $2.35 billion available on our revolving credit facility (subject to customary conditions to borrowing) and an outstanding balance of $650.0 million, as compared to no outstanding balance at December 31, 2020.
The weighted average interest rate on outstanding borrowings under our revolving credit facility was 0.9% during 2021 and 1.5% during 2020. At December 31, 2021, the weighted average interest rate on borrowings outstanding under our revolving credit facility was 0.9%. Our revolving credit facility is subject to various leverage and interest coverage ratio limitations, and at December 31, 2021, we were in compliance with the covenants on our revolving credit facility.
B.    Commercial Paper Program
We have a U.S. dollar-denominated unsecured commercial paper program. Under the terms of the program, we may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding of $1.0 billion. The commercial paper ranks on a parity in right of payment with all of our other unsecured senior indebtedness outstanding from time to time, including borrowings under our revolving credit facility, our term loan and our outstanding senior unsecured notes. Proceeds from commercial paper borrowings are used for general corporate purposes. At December 31, 2021, the balance of borrowings outstanding under our commercial paper program was $901.4 million as compared to no outstanding borrowings at December 31, 2020. The weighted average interest rate on borrowings under our commercial paper program was 0.2% for 2021 and 0.3% from inception of the plan in August 2020 through December 31, 2020. We use our $3.0 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper program. The commercial paper borrowings generally carry a term of less than six months. The commercial paper borrowings outstanding at December 31, 2021 mature between January 2022 and April 2022.

7.       Term Loans
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
At December 31, 2021, deferred financing costs of $443,000 are included net of the term loan principal balance, as compared to $642,000 at December 31, 2020, on our consolidated balance sheet. These costs are being amortized over the remaining term of the term loan.
8.       Mortgages Payable
During 2021, we made $66.6 million in principal payments, including the repayment of seven mortgages in full for $63.0 million. During 2020, we made $108.8 million in principal payments, including the repayment of nine mortgages in full for $103.4 million. During 2021, we assumed 11 mortgages totaling $881.1 million in principal, including ten mortgages from our merger with VEREIT totaling $839.1 million and a Sterling-denominated mortgage on one property totaling £31.0 million. No mortgages were assumed during 2020. Assumed mortgages are secured by the properties on which the debt was placed and are considered non-recourse debt with limited customary exceptions which vary from loan to loan.
In September 2021, we completed the early redemption on $12.5 million in principal of a mortgage due June 2032, plus accrued and unpaid interest. As a result of the early redemption, we recognized a loss of $4.0 million on extinguishment of debt for 2021.
In October 2021, we completed the early redemption on $9.6 million in principal of a mortgage due June 2022, plus accrued and unpaid interest. As a result of the early redemption, we recognized a loss of $315,000 on extinguishment of debt for 2021.
Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At December 31, 2021, we were in compliance with these covenants.
The balance of our deferred financing costs, which are classified as part of mortgages payable, net, on our consolidated balance sheets, at December 31, 2021 and 2020 was $790,000 and $973,000, respectively. These costs are being amortized over the remaining term of each mortgage.
The following summarizes our mortgages payable as of December 31, 2021 and 2020, respectively (dollars in thousands):

As Of	Number of Properties(1)	Weighted Average Stated Interest Rate(2)	Weighted Average Effective Interest Rate(3)	Weighted Average Remaining Years Until Maturity	Remaining Principal Balance	Unamortized Premium and Deferred Finance Costs Balance, net	Mortgage Payable Balance
12/31/2021	267	4.8%	3.5%	1.8	$1,114,129	$27,866	$1,141,995
12/31/2020	68	4.9%	4.6%	2.9	$299,631	$729	$300,360
(1) At December 31, 2021, there were 22 mortgages on 267 properties. At December 31, 2020, there were 18 mortgages on 68 properties. With the exception of one Sterling-denominated mortgage which is paid quarterly, the mortgages require monthly payments with principal payments due at maturity. At December 31, 2021 and December 31, 2020, all mortgages were at fixed interest rates.
(2) Stated interest rates ranged from 3.0% to 6.9% and 3.8% to 6.9% at each of December 31, 2021 and 2020, respectively.
(3) Effective interest rates ranged from 2.6% to 6.0% and 4.0% to 5.5% at each of December 31, 2021 and 2020, respectively.
The following table summarizes the maturity of mortgages payable, excluding net premiums of $28.7 million and deferred financing costs of $790,000, as of December 31, 2021 (in millions):

Year of Maturity	Principal
2022	$271.1
2023	62.1
2024	733.0
2025	42.0
2026	1.2
Thereafter	4.7
Totals	$1,114.1

9.       Notes Payable
A. General
Our senior unsecured notes and bonds consist of the following, sorted by maturity date (in millions):

	Principal Amount (Currency Denomination)	Carrying Value (USD) as of
		December 31, 2021	December 31, 2020
3.250% notes, $450 issued in October 2012 and $500 issued in December 2017, both due in October 2022 (1)	$950	$—	$950
4.650% notes, issued in July 2013 and due in August 2023 (2)	$750	—	750
4.600% notes, $500 issued February 2014, of which $485 was exchanged in November 2021, both due in February 2024 (3)	$500	500	—
3.875% notes, issued in June 2014 and due in July 2024	$350	350	350
3.875% notes, issued in April 2018 and due in April 2025	$500	500	500
4.625% notes, $550 issued October 2018, of which $544 was exchanged in November 2021, both due in November 2025 (3)	$550	550	—
0.750% notes, issued December 2020 and due in March 2026	$325	325	325
4.875% notes, $600 issued June 2016, of which $596 was exchanged in November 2021, both due in June 2026 (3)	$600	600	—
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	$650	650	650
3.000% notes, issued in October 2016 and due in January 2027	$600	600	600
1.125% notes, issued in July 2021 and due in July 2027	£400	541	—
3.950% notes, $600 issued August 2017, of which $594 was exchanged in November 2021, both due in August 2027 (3)	$600	600	—
3.650% notes, issued in December 2017 and due in January 2028	$550	550	550
3.400% notes, $600 issued June 2020, of which $598 was exchanged in November 2021, both due in January 2028 (3)	$600	600	—
2.200% notes, $500 issued November 2020, of which $497 was exchanged in November 2021, both due in June 2028 (3)	$500	500	—
3.250% notes, issued in June 2019 and due in June 2029	$500	500	500
3.100% notes, $600 issued December 2019, of which $596 was exchanged in November 2021, both due in December 2029 (3) (4)	$599	599	—
1.625% notes, issued in October 2020 and due December 2030	£400	541	547
3.250% notes, $600 issued in May 2020 and $350 issued in July 2020, both due in January 2031	$950	950	950
2.850% notes, $700 issued November 2020, of which $699 was exchanged in November 2021, both due in December 2032 (3)	$700	700	—
1.800% notes, issued in December 2020 and due in March 2033	$400	400	400
1.750% notes, issued in July 2021 and due in July 2033	£350	474	—
2.730% notes, issued in May 2019 and due in May 2034	£315	427	431
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	$250	250	250
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	$550	550	550
Total principal amount		$12,257	$8,303
Unamortized net premiums and deferred financing costs		243	(35)
		$12,500	$8,268
(1)In January 2021, we completed the early redemption of all $950.0 million in principal amount.
(2) In December 2021, we completed the early redemption of all $750.0 million in principal amount.
(3) In connection with our merger with VEREIT, we completed our debt exchange offer to exchange certain outstanding notes issued by VEREIT on November 9, 2021 for new notes issued by Realty Income. Please refer to Exchange Offers Associated with our Merger with VEREIT below for more details. Prior to the completion of our merger with VEREIT on November 1, 2021, these notes were not the obligation of Realty Income.
(4) These notes were originally issued by VEREIT in December of 2019 for the principal amount of $600 million. The amount of Realty Income debt issued through the Exchange Offers was $599 million, resulting from cancellations due to late tenders that forfeited the early participation premium of $30 per $1,000 principal amount and cash paid in lieu of fractional shares.

In January 2022, we issued £250.0 million of 1.875% senior unsecured notes due January 2027 and £250.0 million of 2.500% senior unsecured notes due January 2042. See note 19, Subsequent Events.
The following table summarizes the maturity of our notes and bonds payable as of December 31, 2021, excluding unamortized net premiums of $295.5 million and deferred financing costs of $53.1 million (in millions):

Year of Maturity	Principal
2024	$850
2025	1,050
2026	1,575
Thereafter	8,782
Totals	$12,257
As of December 31, 2021, the weighted average interest rate on our notes and bonds payable was 3.3% and the weighted average remaining years until maturity was 7.7 years.
Interest incurred on all of the notes and bonds was $286.4 million for 2021, $252.0 million for 2020 and $233.5 million for 2019. The interest rate on each of these notes and bonds is fixed.
Our outstanding notes and bonds are unsecured; accordingly, we have not pledged any assets as collateral for these or any other obligations. Additionally, with the exception of our £400.0 million of 1.625% senior unsecured notes issued in October 2020, our £400.0 million of 1.125% senior unsecured notes issued in July 2021, £350.0 million of 1.750% senior unsecured notes also issued in July 2021, our £250.0 million of 1.875% senior unsecured notes issued in January 2022, and £250.0 million of 2.500% senior unsecured notes also issued in January 2022, in each case where interest is paid annually, interest on our remaining senior unsecured note and bond obligations is paid semiannually.
All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. At December 31, 2021, we were in compliance with these covenants.
B. Note Repayments
We have redeemed the following principal amounts (in millions) of certain outstanding notes, prior to their maturity. As a result of these early redemptions, we have recognized the following losses on extinguishment of debt (in millions) recognized in our consolidated statements of income and comprehensive income:

		Loss on Extinguishment of Debt
2021 Repayments	Principal Amount (1)	Amount of Loss	Period Recognized
4.650% notes due August 2023 redeemed in December 2021	$750.0	$46.4	December 31, 2021
3.250% notes due October 2022 redeemed in January 2021	$950.0	$46.5	March 31, 2021
2020 Repayments
5.750% notes due January 2021 redeemed in January 2020	$250.0	$9.8	March 31, 2020
(1) The redeemed principal amounts presented exclude the amounts we paid in accrued and unpaid interest..

C. Note Issuances
During the three year period ended December 31, 2021 we issued the following notes and bonds (in millions):

2021 Issuances	Date of Issuance	Maturity Date	Principal amount used	Price of par value	Effective yield to maturity
1.125% notes	July 2021	July 2027	£400	99.31%	1.24%
1.750% notes	July 2021	July 2033	£350	99.84%	1.76%
4.600% notes (1)	November 2021	February 2024	$485	100.00%	4.60%
4.625% notes (1)	November 2021	November 2025	$544	100.00%	4.63%
4.875% notes (1)	November 2021	June 2026	$596	100.00%	4.88%
3.950% notes (1)	November 2021	August 2027	$594	100.00%	3.95%
3.400% notes (1)	November 2021	January 2028	$598	100.00%	3.40%
2.200% notes (1)	November 2021	June 2028	$497	100.00%	2.20%
3.100% notes (1)	November 2021	December 2029	$596	100.00%	3.10%
2.850% notes (1)	November 2021	December 2032	$699	100.00%	2.85%

2020 Issuances	Date of Issuance	Maturity Date	Principal amount used	Price of par value	Effective yield to maturity
3.250% notes (2)	May 2020	January 2031	$600	98.99%	3.36%
3.250% notes (2)	July 2020	January 2031	$350	108.24%	2.34%
1.625% notes	October 2020	December 2030	£400	99.19%	1.71%
0.750% notes	December 2020	March 2026	$325	99.19%	0.91%
1.800% notes	December 2020	March 2033	$400	98.47%	1.94%

2019 Issuances	Date of Issuance	Maturity Date	Principal amount used	Price of par value	Effective yield to maturity
2.730% notes	May 2019	May 2034	£315	100.00%	2.73%
3.250% notes	June 2019	June 2029	$500	99.36%	3.33%
(1) In connection with our merger with VEREIT, we completed our debt exchange offer to exchange all outstanding notes issued by VEREIT OP on November 9, 2021 for new notes issued by Realty Income, pursuant to which approximately 99.2% of the outstanding notes issued by VEREIT OP were exchanged. We issued $1,000 principal amount of Realty Notes for each validly tendered VEREIT Notes with $1,000 principal amount. For this reason, we denote our “Price of par value” as 100%. Prior to the completion of our merger with VEREIT on November 1, 2021, these notes were not the obligation of Realty Income. With respect to the notes originally issued by VEREIT OP that remained outstanding, we amended the indenture governing such notes to, among other things, eliminate substantially all of the restrictive covenants in such indenture. Additional details regarding the exchange offers are provided in the Exchange Offers Associated with our Merger with VEREIT section below.
(2) In July 2020, we issued $350.0 million of 3.250% senior unsecured notes due January 2031 (the "2031 Notes"), which constituted a further issuance of, and formed a single series with, the $600.0 million of 2031 Notes issued in May 2020.
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
The net proceeds of $391.3 million from the December 2020 offering of 1.800% notes due 2033 and the net proceeds of $320.3 million from the December 2020 offering of 0.750% notes due 2026 were used, along with available cash and additional borrowings, as necessary, to redeem in January 2021 all $950 million in aggregate principal amount of our outstanding 3.25% notes due 2022 at the applicable redemption price, plus accrued interest and, to the extent not used for those purposes, to fund investment opportunities and for other general corporate purposes.
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
The net proceeds of $493.5 million from the June 2019 note offering were used to repay borrowings outstanding under our credit facility, to fund investment opportunities, and for other general corporate purposes.
D. Exchange Offers Associated with our Merger with VEREIT
As part of our merger with VEREIT, Realty Income exchanged the following notes issued by VEREIT OP with notes of identical terms issued by Realty Income (in millions):

Series of VEREIT Notes	Tenders and Consents Received as of the Expiration Date (1)	Percentage of Total Outstanding Principal Amount of Such Series of VEREIT Notes
4.600% Notes due 2024	$485	97.06%
4.625% Notes due 2025	$544	98.95%
4.875% Notes due 2026	$596	99.29%
3.950% Notes due 2027	$594	99.02%
3.400% Notes due January 2028	$598	99.66%
2.200% Notes due June 2028	$497	99.42%
3.100% Notes due 2029	$597	99.48%
2.850% Notes due 2032	$700	99.93%
(1) The amount of VEREIT notes exchanged are higher than the amount that Realty Income issued as a result of cancellations due to late tenders that forfeited the early participation premium of $30 per $1,000 principal amount and cash paid in lieu of fractional shares.
To induce holders of the VEREIT OP notes to participate in the exchange, Realty Income offered noteholders electing to exchange their notes a cash payment equal to 10 basis points of the note principal amount held. Across the various note classes, Realty Income had a success rate of approximately 99.2% on the exchange, resulting in a cash payment of $4.6 million to participating noteholders. The exchange was accounted for as a modification of the existing VEREIT OP notes assumed in our merger with VEREIT. The interest rate, interest payment dates, redemption terms and maturity of each series of Realty Income notes issued by Realty Income in the exchange offers were the same as those of the corresponding series of VEREIT notes exchanged. With respect to the notes originally issued by VEREIT OP that remained outstanding, we amended the indenture governing such notes to, among other things, eliminate substantially all of the restrictive covenants in such indenture.
10.       Issuances of Common Stock
A.   Issuance of Common Stock in Connection with VEREIT Acquisition
On November 1, 2021, we completed our acquisition of VEREIT. As a result of the merger, former VEREIT common stockholders, VEREIT OP common unitholders and awardees of vested share awards separated from Realty Income and received approximately 162 million shares of Realty Income common stock, based on the shares of VEREIT common stock and common units of VEREIT OP outstanding as of October 29, 2021. For further details, please refer to note 3, Merger with VEREIT, Inc. and Orion Office REIT Inc. Divestiture.
B.   Issuances of Common Stock in Overnight Underwritten Public Offerings
In July 2021, we issued 9,200,000 shares of common stock, including 1,200,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares. After deducting underwriting discounts of $2.9 million, the net proceeds of $594.1 million were primarily used to repay borrowings under our $1.0 billion commercial paper program, to fund potential investment opportunities and for other general corporate purposes.
In January 2021, we issued 12,075,000 shares of common stock, including 1,575,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares. After deducting underwriting discounts of $19.3 million, the net proceeds of $669.6 million were used to fund property acquisitions and for general corporate purposes, and working capital.
In March 2020, we issued 9,690,500 shares of common stock, including 690,500 shares purchased by the underwriters upon the exercise of their option to purchase additional shares. The net proceeds of $728.9 million were used to repay borrowings under our credit facility, to fund investment opportunities, and for other general corporate purposes.
In May 2019, we issued 12,650,000 shares of common stock. The net proceeds of $845.4 million were used to repay borrowings under our credit facility, to fund investment opportunities, and for other general corporate purposes.
C.           At-the-Market (ATM) Program
Under our "at-the-market" equity distribution plan, or our ATM program, up to 69,088,433 shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the New York Stock Exchange ("NYSE": O) at prevailing market prices or at negotiated prices. At December 31, 2021, we had 29,387,491 shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
The following table outlines common stock issuances pursuant to our ATM program (dollars in millions):

	Year Ended December 31,
	2021	2020	2019
Shares of common stock issued under the ATM program	46,290,540	17,724,374	17,051,456
Gross proceeds	$3,207.9	$1,094.9	$1,274.5
D.           Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan ("DRSPP") provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued. At December 31, 2021, we had 11,335,379 shares remaining for future issuance under our DRSPP program.
The following table outlines common stock issuances pursuant to our DRSPP program (dollars in millions):

	Year Ended December 31,
	2021	2020	2019
Shares of common stock issued under the DRSPP program	168,000	149,289	117,522
Gross proceeds	$11.2	$9.1	$8.4
Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during 2021, 2020 or 2019.
11.     Noncontrolling Interests
There are four entities with noncontrolling interests that we consolidate, including an operating partnership, Realty Income, L.P., two development joint ventures, one acquired in May 2021, one acquired in December 2020, and a joint venture acquired in 2019. From time to time, we complete the acquisitions of assets in by issuing additional common partnership units in Realty Income, L.P. as consideration for the acquisitions. In November 2021, we issued 300,604 common partnership units in Realty Income, L.P. in connection with the acquisition of seven properties and recorded $20.4 million of non-controlling interests. In December 2021, we issued 240,586 common partnership units in Realty Income, L.P. in connection with the acquisition of one property and recorded $16.6 million of non-controlling interests. In addition, during November 2021 we issued 56,400 of common partnership units in Realty Income, L.P. in exchange for VEREIT OP units in connection with our merger with VEREIT and recorded noncontrolling interests of $1.8 million. At December 31, 2021, outstanding common partnership units in Realty

Income, L.P. represent 4.2% ownership interest in Realty Income L.P. We hold the remaining 95.8% interest and consolidate the entity.
None of our common partnership units have voting rights. Common partnership units are entitled to monthly distributions equal to the amount paid to common stockholders of Realty Income, and are redeemable in cash or Realty Income common stock, at our option, and at a conversion ratio of 1.02934 due to the Orion Divestiture, subject to certain exceptions. Prior to the Orion Divestiture, the conversion ratio was one to one.  These issuances with redemption provisions that permit the issuer to settle in either cash or common stock, at the option of the issuer, were evaluated to determine whether temporary or permanent equity classification on the balance sheet was appropriate. We determined that the units meet the requirements to qualify for presentation as permanent equity.
In May 2021 and December 2020, we completed the respective acquisition of a development property by acquiring a controlling interest in a joint venture. We are the managing member of these two joint ventures, and possess the ability to control the business and manage the affairs of these entities. At December 31, 2021, we and our subsidiaries held an 72.4% interest in the joint venture established in May 2021 and an 94.5% interest in the joint venture established in December 2020.
In December 2019, we completed the acquisition of nine properties by acquiring a controlling interest in a joint venture. We are the managing member of this joint venture, and possess the ability to control the business and manage the affairs of this entity. At December 31, 2021, we and our subsidiaries held an 89.9% interest, and consolidated this entity in our consolidated financial statements.
The following table represents the change in the carrying value of all noncontrolling interests through December 31, 2021 (in thousands):

	Realty Income, L.P. units (1)	Other Noncontrolling Interests	Total
Carrying value at December 31, 2019	$24,596	$5,106	$29,702
Reallocation of equity	(47)	—	(47)
Additions to noncontrolling interest	—	3,168	3,168
Distributions	(1,297)	(299)	(1,596)
Allocation of net income	848	172	1,020
Carrying value at December 31, 2020	$24,100	$8,147	$32,247
Contributions	36,975	6,415	43,390
Issued in merger	3,160	—	3,160
Orion divestiture	(1,352)	—	(1,352)
Reallocation of equity	(42)	—	(42)
Distributions	(1,574)	(294)	(1,868)
Allocation of net income	1,149	142	1,291
Carrying value at December 31, 2021	$62,416	$14,410	$76,826
(1)  242,007 units were issued on March 30, 2018, 131,790 units were issued on April 30, 2018, 89,322 units were issued on March 28, 2019, 56,400 units were issued on November 1, 2021, 300,604 units were issued on November 30, 2021, and 240,586 units were issued on December 30, 2021. 1,060,709 units remained outstanding as of December 31, 2021.
At December 31, 2021 and 2020, respectively, Realty Income, L.P. and certain of our joint venture investments were considered variable interest entities, or VIEs, in which we were deemed the primary beneficiary based on our controlling financial interests. Below is a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets at December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Net real estate	$688,229	$635,963
Total assets	$795,670	$723,668
Total liabilities	$57,057	$47,962

12.     Distributions Paid and Payable
We pay monthly distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for 2021, 2020 and 2019:

Month	2021	2020	2019
January	$0.2345	$0.2275	$0.2210
February	0.2345	0.2325	0.2255
March	0.2345	0.2325	0.2255
April	0.2350	0.2330	0.2260
May	0.2350	0.2330	0.2260
June	0.2350	0.2330	0.2260
July	0.2355	0.2335	0.2265
August	0.2355	0.2335	0.2265
September	0.2355	0.2335	0.2265
October	0.2360	0.2340	0.2270
November	0.2360	0.2340	0.2270
December	0.2460	0.2340	0.2270
Total	$2.8330	$2.7940	$2.7105
The following presents the federal income tax characterization of distributions paid or deemed to be paid per common share for the years:

	2021	2020	2019
Ordinary income	$1.5146899	$2.2798764	$2.1206964
Nontaxable distributions	3.2925615	0.4902835	0.5898036
Total capital gain distribution (1)	0.0854609	0.0238401	—
Totals (2)	$4.8927123	$2.7940000	$2.7105000
(1)  Unrecaptured Section 1250 Gain of $0.0649153, or 1.327% of the total common dividends paid in 2021, and Section 897 Gain of $0.0854609, or 1.747% of the total common dividends paid in 2021, both represent additional characterization of, and are part of, total capital gain distribution.
(2)  The amount distributed in 2021 includes the $2.060 tax distribution of Orion shares, that occurred in conjunction with the Orion Divestiture on November 12, 2021, after our merger with VEREIT on November 1, 2021. The fair market value of these shares for tax distribution was determined to be $20.6272 per share, which was calculated using the five day volume weighted average share price after issuance.
At December 31, 2021, a distribution of $0.2465 per common share was payable and was paid in January 2022. At December 31, 2020, a distribution of $0.2345 per common share was payable and was paid in January 2021.
13.     Lessor Operating Leases
At December 31, 2021, we owned 11,136 properties in all 50 U.S. states, Puerto Rico, the U.K. and Spain. Of the 11,136 properties, 11,043, or 99.2%, are single-client properties, and the remaining are multi-client properties. At December 31, 2021, 164 properties were available for lease or sale.
Substantially all of our leases are net leases where our client pays or reimburses us for property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.
Rental revenue based on a percentage of our client's gross sales, or percentage rents, was $6.5 million for 2021, $5.1 million in 2020, and $8.0 million for 2019.

At December 31, 2021, minimum future annual rental revenue to be received on the operating leases for the next five years and thereafter are as follows (in thousands):

	Future Minimum Operating Lease Payments	Future Minimum Direct Financing Lease Payments (1)
2022	$2,900,002	$1,925
2023	2,824,724	1,565
2024	2,683,176	510
2025	2,533,231	169
2026	2,362,933	171
Thereafter	14,918,244	484
Totals	$28,222,310	$4,824
(1)  Related to 18 properties which are subject to direct financing leases and, therefore, revenue is recognized as rental income on the discounted cash flows of the lease payments. Amounts reflect undiscounted cash flows to be received by the Company under the lease agreements on these respective properties.
No individual client's rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the years ended December 31, 2021, 2020 or 2019.
14.     Financial Instruments and Fair Value Measurements
Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).
ASC 820, Fair Value Measurements and Disclosures, sets forth a fair value hierarchy that categorizes inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and lowest priority to unobservable inputs. Categorization within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
•Level 1 – Unadjusted quoted prices in active markets
Financial instruments are classified as Level 1 if their value is observable in an active market. Such instruments are valued by reference to unadjusted quoted prices for identical assets or liabilities in active markets where the quoted price is readily available, and the price represents actual and regularly occurring market transactions. An active market is one in which transactions occur with sufficient volume and frequency to provide pricing information on an ongoing basis.

•Level 2 – Valuation Technique Using Observable Inputs
Financial instruments classified as Level 2 are valued using quoted prices for identical instruments in markets that are not considered to be active, or quoted prices for similar assets or liabilities in active markets, or valuation techniques in which all significant inputs are observable, or can be corroborated by observable market data for substantially the entire contractual term of the financial asset or liability.

•Level 3 – Valuation Technique Using Significant Unobservable Inputs
Financial instruments are classified as Level 3 if their valuation incorporates significant inputs that are not based on observable market data (unobservable inputs). Such inputs are generally determined based on observable inputs of a similar nature, historical observations on the level of the inputs, or other analytical techniques.
We evaluate our hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from period to period. Changes in the type of inputs may result in a reclassification for certain assets. We have not historically had changes in classifications and do not expect that changes in classifications between levels will be frequent.
Financial Instruments Not Measured at Fair Value on the Consolidated Balance Sheets
The fair value of short-term financial instruments such as cash and cash equivalents, accounts receivable, escrow deposits, loans receivable, accounts payable, distributions payable, line of credit payable and commercial paper borrowings, and other liabilities approximate their carrying value in the accompanying consolidated balance sheets, due to their short-term nature. The fair value of our financial instruments not carried at fair value are disclosed as follows (in millions):

At December 31, 2021	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$1,114.1	$1,154.7
Notes and bonds payable (2)	$12,257.3	$13,114.5

At December 31, 2020	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$299.6	$309.4
Notes and bonds payable (2)	$8,302.4	$9,324.0
(1) Excludes non-cash net premiums recorded on the mortgages payable. The unamortized balance of these net premiums is $28.7 million at December 31, 2021, and $1.7 million at December 31, 2020. Also excludes deferred financing costs of $790,000 at December 31, 2021, and $973,000 at December 31, 2020.
(2) Excludes non-cash premiums and discounts recorded on notes payable. The unamortized balance of the net premiums was $295.5 million at December 31, 2021, and $14.6 million at December 31, 2020. Also excludes deferred financing costs of $53.1 million at December 31, 2021 and $49.2 million at December 31, 2020.
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
The estimated fair values of our publicly-traded senior notes and bonds payable are based upon indicative market prices and recent trading activity of our senior notes and bonds payable, including the senior notes and bonds payable assumed in the debt exchange offer on November 9, 2021 in connection with our merger with VEREIT. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to our notes and bonds payable is categorized as level two on the three-level valuation hierarchy.
Financial Instruments Measured at Fair Value on a Recurring Basis
For derivative assets and liabilities, we utilize interest rate swaps and forward-starting swaps to manage interest rate risk, and cross-currency swaps, currency exchange swaps, foreign currency forwards and foreign currency collars to manage foreign currency risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, spot and forward rates, as well as option volatility.
Derivative fair values also include credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Although we have determined that the majority of the inputs used to value our derivatives fall within level two on the three-level valuation hierarchy, the credit valuation adjustments associated with our derivatives utilize level three inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at December 31, 2021 and 2020, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified as level two.
Items Measured at Fair Value on a Non-Recurring Basis
Certain financial and nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments only under certain circumstances, such as when an impairment write-down occurs.
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
The following table summarizes our provisions for impairment during the periods indicated below (dollars in millions):

	Year Ended December 31,
	2021	2020	2019
Total provisions for impairment	$39.0	$147.2	$40.2
Number of properties:
Classified as held for sale	16	1	—
Classified as held for investment	11	34	3
Sold	76	64	48
Derivative Designated as Hedging Instruments
In order to hedge the foreign currency risk associated with interest payments on intercompany loans denominated in British Pound Sterling, or GBP, during the second quarter of 2021, we initiated a hedging strategy to enter into foreign currency forward contracts to sell GBP and buy U.S. Dollars, or USD. These foreign currency forwards are designated as cash flow hedges. Forward points on the forward contracts are included in the assessment of hedge effectiveness. Amounts reported in other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to other gains and (losses) in the same period during which the hedged forecasted transactions affect earnings.
As of December 31, 2021, we had one interest rate swap in place on our $250.0 million unsecured term loan. Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. We designated this interest rate swap as a cash flow hedge in accordance with Topic 815, Derivatives and Hedging. This interest rate swap is recorded on the consolidated balances sheets at fair value. Changes to fair value are recorded to accumulated other comprehensive income, or AOCI, and are amortized through interest expense over the term of the associated debt.
In February 2020, we entered into five forward starting treasury rate locks with notional amounts totaling $500.0 million. The treasury rate locks were entered into to hedge our exposure to the changes in the 10-year US treasury rates in anticipation of potential future debt offerings during the first half of 2020. The treasury rate locks were designated as cash flow hedges, with any changes in fair value recorded in AOCI. Upon the initial issuance of the 2031 Notes in May 2020, we amortized the AOCI balance over the term of the 2031 Notes. In June 2020, all five treasury rate locks were terminated and we entered into six forward starting interest rate swaps with notional amounts totaling $500.0 million in a cashless settlement of the terminated treasury rate locks. The forward starting swaps were entered into to hedge our exposure to the changes in the 3-month USD-LIBOR swap rate in anticipation of potential future debt offerings through a current estimated range ending in 2023. The forward starting swaps are designated as cash flow hedges, with any changes in fair value recorded in AOCI. Upon issuance of the 2031 Notes during July 2020, the AOCI balance associated with four of the forward starting swaps with a notional amount of $350.0 million we amortized over the term of the notes. However, we elected not to terminate the four forward starting interest rate swaps, and redesignated the swaps in a new hedging relationship for a future debt issuance to hedge our exposure to the changes in the 10-year US treasury rates in anticipation of potential future debt offerings between May 2020 and December 2023. Upon the December 2020 issuance of $325.0 million of 0.750% notes due March 2026 and $400.0 million of 1.800% notes due March 2033, the AOCI balance associated with six of the forward starting swaps with a notional amount of $500.0 million began amortizing over the term. The AOCI balance being amortized represents the change in fair value on four swaps with a notional amount of $350.0 million from the July issuance of the 2031 notes through the December note issuances and the change in fair value from the two remaining forward starting swaps with a notional amount of $150.0 million from their June 2020 inception through the December note issuances. The notional amounts of the six swaps were first applied to the $400.0 million of 1.800% notes due March 2033, with the remaining $100.0 million of notional applied to the $325.0 million of 0.750% notes due March 2026. However, we elected not to terminate any of the six forward starting interest rate swaps, and redesignated the swaps in a new hedging relationship to hedge our exposure to the changes in the 10-year US treasury rates in anticipation of potential future debt offerings between December 2020 and December 2023.

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
The following table summarizes the amount of unrealized gain (loss) on derivatives in other comprehensive income (loss) during the periods indicated below (in thousands):

	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2021	2020	2019
Currency swaps	$8,232	$(2,169)	$(971)
Interest rate swaps	34,659	(32,757)	(8,219)
Foreign currency forwards	7,557	—	—
Total unrealized gain (loss) on derivatives	$50,448	$(34,926)	$(9,190)
The following table summarizes the amount of gain (loss) on derivatives reclassified from accumulated other comprehensive income (loss) during the periods indicated below (in thousands):

		Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	2021	2020	2019
Currency swaps	Foreign currency and derivative gain (loss), net	$3,541	$(3,617)	$(5,472)
Interest rate swaps	Interest expense	(10,343)	(11,434)	(3,436)
Net decrease to net income		$(6,802)	$(15,051)	$(8,908)
We expect to reclassify $9.4 million from AOCI as an increase to interest expense relating to interest rate swaps and $3.3 million from AOCI to foreign currency gain relating to cross-currency swaps within the next twelve months.
Derivatives Not Designated as Hedging Instruments
Based on our potential exposure to changes in foreign currency exchange rate, primarily in British Pound Sterling and, to a lesser extent, the Euro, we initiated a program in the third quarter of 2021 to enter into foreign currency collars. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. Our foreign currency collars generally have maturities of five months or less and are not designated as hedge instruments for accounting purposes. The gains or loss on these derivative contracts are recognized in other income, net based on the changes in fair value. As of December 31, 2021, we had no outstanding foreign currency collars.
In addition, from time to time we enter into currency exchange swap agreements to reduce the effects of currency exchange rate fluctuations between the British Pound Sterling and Euro. These derivative contracts generally mature within two months and are not designated as hedge instruments for accounting purposes. As the currency exchange swap is not accounted for as a hedging instrument, the change in fair value is recorded in earnings through the caption entitled 'Foreign currency and derivative gains, net' in the consolidated statements of income and comprehensive income.
The net gain from derivatives not designated in hedging relationships for 2021 totaled $9.7 million and resulted from short term currency exchange swaps and foreign currency collars. The net loss from derivatives not designated in hedging relationships for 2020 totaled $14.5 million and resulted from short term currency exchange swaps.

The following table summarizes the terms and fair values of our derivative financial instruments at December 31, 2021 and December 31, 2020 (dollars in millions):

Derivative Type	Number of Instruments (1)	Accounting Classification	Notional Amount as of December 31,		Weighted Average Strike Rate (2)	Maturity Date (3)	Fair Value - asset (liability) as of December 31,
Derivatives Designated as Hedging Instruments			2021	2020			2021	2020
Interest rate swap	1	Derivative	$250.0	$250.0	3.04%	03/2024	$(11.9)	$(22.6)
Cross-currency swaps (4)	4	Derivative	166.3	166.4	(5)	05/2034	(13.8)	(21.4)
Foreign currency forwards	32	Derivative	176.1	0.0	(6)	01/2022 - 08/2024	7.6	—
Forward-starting swaps (7)	4	Derivative	300.0	300.0	1.86%	11/2032 - 06/2033	(3.2)	(16.5)
Forward-starting swaps (7)	2	Hybrid debt	200.0	200.0	1.93%	11/2032 - 06/2033	(5.1)	(12.8)
			$1,092.4	$916.4			$(26.4)	$(73.3)
Derivatives not Designated as Hedging Instruments
Currency exchange swaps (8)	4	Derivative	1,639.5	625.0	(9)	01/2022 - 02/2022	(14.7)	(8.2)

Total of all Derivatives			$2,731.9	$1,541.4			$(41.1)	$(81.5)
(1)This column represents the number of instruments outstanding as of December 31, 2021.
(2)Weighted average strike rate is calculated using the current notional value as of December 31, 2021.
(3)This column represents maturity dates for instruments outstanding as of December 31, 2021.
(4)Represents four British Pound Sterling, or GBP cross-currency swaps with notional amount of $166.3 million.
(5)GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD weighted average fixed rate at 9.78%.
(6)Weighted average forward GBP-USD exchange rate of 1.41.
(7)There were five treasury rate locks entered into during February 2020 that were terminated in June 2020 and converted into six forward starting interest rate swaps through a cashless settlement. For full discussion of the hedging arrangements for these six forward starting swaps, please refer to Derivative Designated as Hedging Instruments above.
(8)Represents two British Pound Sterling, or GBP currency exchange swaps with notional amount of $1.36 billion and two Euro, or EUR currency exchange swaps with notional amount of $275.9 million.
(9)Weighted average Forward GBP-USD exchange rate of 1.34 and Weighted Average Forward EUR-USD exchange rate of 1.16.
We have agreements with each of our derivative counterparties containing provisions under which we could be declared in default on our derivative obligations if repayment of our indebtedness is accelerated by the lender due to our default.

Certain of our derivative transactions include credit support annex collateral agreements with derivative counterparties requiring collateral posting based on changes in value of the derivative. As of December 31, 2021 and December 31, 2020, no collateral has been posted related to such arrangements.

15.     Supplemental Disclosures of Cash Flow Information
The following table summarizes our supplemental cash flow information during the periods indicated below (in thousands):

	2021	2020	2019
Supplemental disclosures:
Cash paid for interest	$355,483	$285,617	$275,303
Cash paid for income taxes	$19,676	$13,128	$4,221
Cash paid for merger and integration-related costs	$157,115	$—	$—
Non-cash activities:
Increase (decrease) in net derivative liability position at fair value	$(40,489)	$55,205	$—
Mortgages assumed at fair value (1)	$911,525	$—	$130,765
Notes payable assumed at fair value	$4,946,965	$—	$—
Non-cash assets and liabilities assumed in merger	$11,559,875	$—	$—
Non-cash assets and liabilities distributed in Orion Divestiture	$1,142,121	$—	$—
Adoption of Accounting Standards Codifications Topic 842, Leases	$—	$—	$131,982
Issuance of common partnership units of Realty Income, L.P. (2)	$38,783	$—	$6,286
Acquisition of a controlling interest	$—	$—	$5,084
(1)  For 2021, includes £31.0 million Sterling, converted at the applicable exchange rate on the date of transaction, for one mortgage and $869.1 million, estimated at fair value, for ten mortgages from our merger with VEREIT.
(2)  For 2021, includes $1.8 million for the issuance of 56,400 units on November 1, 2021 that were a result of our merger with VEREIT, $20.4 million for the issuance of 300,604 units on November 30, 2021 that were a partial consideration for an acquisition of properties, and $16.6 million for the issuance of 240,586 units on December 30, 2021 that were issued to a new partner in connection with an industrial property contribution. For 2019, includes $6.3 million for the issuance of 89,322 units on March 28, 2019 that were a partial consideration for an acquisition of properties.
The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the total of the cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows (in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents shown in the consolidated balance sheets	$258,579	$824,476
Restricted escrow deposits (1)	68,541	21,220
Impounds related to mortgages payable (1)	5,249	4,983
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$332,369	$850,679
(1)  Included within other assets, net on the consolidated balance sheets (see note 4). These amounts consist of cash that we are legally entitled to, but that is not immediately available to us. As a result, these amounts were considered restricted as of the dates presented.

16.     Common Stock Incentive Plan
In March 2021, our Board of Directors adopted, and in May 2021, stockholders approved, the Realty Income 2021 Incentive Award Plan, or 2021 Plan, to enable us to motivate, attract and retain the services of directors, employees and consultants, considered essential to our long-term success. The 2021 Plan offers our directors, employees and consultants an opportunity to own our stock and/or rights that will reflect our growth, development and financial success. Except as noted below, the aggregate number of shares of our common stock subject to options, stock purchase rights, or SPR, stock appreciation rights, or SAR, and other awards, will be no more 8,924,231 shares. The maximum number of shares that may be subject to options, SPR, SAR and other awards granted under the plan to any individual in any calendar year may not exceed 3,200,000, and the maximum aggregate amount of cash that may be paid in cash during any calendar year with respect to one or more shares payable in cash shall be $10.0 million. The 2021 Plan replaced the Realty Income Corporation 2012 Incentive Award Plan, or the 2012 Plan, which was set to expire in March 2022. No further awards will be granted under the 2012 Plan. The disclosures below incorporate activity for both the 2012 Plan and the 2021 Plan.
In connection with the Merger, shares which remained available for issuance under the VEREIT, Inc. 2021 Equity Incentive Plan immediately prior to the closing of the merger (as adjusted by the Exchange Ratio) may be used for awards under the 2021 Plan and will not reduce the shares authorized for grant under the 2021 Plan, to the extent that awards using such shares (i) are permitted without stockholder approval under applicable stock exchange rules, (ii) are made only to VEREIT service providers or individuals who become Realty Income service providers following the date of the consummation of the merger, and (iii) are only granted under the 2021 Plan during the period commencing on the date of the consummation of the merger and ending on June 2, 2031. As a result, 6,186,101 additional shares are available for issuance under the 2021 Plan.
The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income and comprehensive income was $16.2 million during 2021, $16.5 million during 2020 (including $1.8 million of accelerated share-based compensation costs for our former Chief Financial Officer ("CFO")) and $13.7 million during 2019.
In connection with the Merger, each outstanding VEREIT, Inc. stock option and restricted stock unit that were unvested as of November 1, 2021 were converted into equivalent options and restricted stock units, in each case with respect to shares of the Company's common stock, using the equity award exchange ratio in accordance with the merger agreement. The converted awards issued by Realty Income have identical terms to the original VEREIT, Inc. award grant. On November 1, 2021, we issued 442,418 shares of Realty Income common stock in settlement of equity awards that vested upon the separation of certain former-VEREIT employees and directors in connection with the merger. This issuance is excluded from the Restricted Stock Units and Stock Options sections below, as the awards were not granted under the 2021 Plan. The aggregate fair value of the converted awards was $71.6 million, of which i.) $44.0 million related to pre-combination services and is included in the consideration transferred in the merger (please refer to Note 3, Merger with VEREIT and Orion Divestiture), ii.) $25.6 million of expense was recognized during November in merger and integration-related costs related to the acceleration of vesting upon the separation of certain employees in connection with the merger, and iii.) $2.0 million will be amortized through general and administrative expenses over the remaining vesting term for former VEREIT, Inc. employees who were retained by Realty Income. The following disclosures are inclusive of converted awards for former VEREIT employees continuing as employees of Realty Income, which are reflected as grants, as the replacement awards represent newly issued awards settled in Realty Income common shares.
In connection with the Orion Divestiture, each stock option, restricted stock unit and performance award outstanding at November 12, 2021 was entitled to an equitable adjustment equal to the ratio of the five-day volume weighted average per-share price of Realty Income common stock prior to the Orion Divestiture divided by the five-day volume weighted average per-share of Realty Income common stock following the Orion Divestiture, resulting in an adjustment factor of approximately 1.002342. The equitable adjustment was considered a modification in accordance with the provisions of ASC 718, Compensation-Stock Compensation. As a result, we compared the fair value of each award immediately prior to the equitable adjustment to the fair value immediately after the equitable adjustment to measure incremental compensation cost, if any. The equitable adjustment did not result in any incremental fair value. Therefore, no stock-based compensation expense was recorded as of result of the modification. The following disclosures are inclusive of these adjustments, which has been labeled 'Equitable adjustment - Orion Divestiture' throughout.

A.   Restricted Stock
The following table summarizes our common stock grant activity under our 2021 and 2012 Plans.

	2021		2020		2019
	Number of shares	Weighted average price(1)	Number of shares	Weighted average price(1)	Number of shares	Weighted average price(1)
Outstanding nonvested shares, beginning of year	219,482	$63.69	259,698	$58.39	307,821	$53.44
Shares granted	133,052	$64.27	103,473	$67.84	87,327	$69.83
Shares vested	(124,505)	$61.57	(141,486)	$56.94	(126,363)	$54.45
Shares forfeited	(15,399)	$65.09	(2,203)	$66.48	(9,087)	$55.71
Outstanding nonvested shares, end of each period	212,630	$65.20	219,482	$63.69	259,698	$58.39
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
During May 2021, we granted 36,000 shares of restricted stock to the independent members of our Board of Directors, in connection with our annual awards, of which 24,000 shares vested immediately, and 12,000 shares vest in equal parts over a three-year service period. In addition, in November 2021, we granted 8,000 shares of restricted stock to the new members of our Board of Directors, which vest in equal parts over a three-year service period.
Our restricted stock awards granted to employees typically vest annually in equal parts over a four-year service period. During 2021, 89,052 shares were granted to our employees, and vest over a four-year service period.
As of December 31, 2021, the remaining unamortized share-based compensation expense related to restricted stock totaled $9.2 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and conditions of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.
B.    Performance Shares
During 2021, 2020 and 2019, we granted annual performance share awards, as well as dividend equivalent rights, to our executive officers. The number of performance shares that vest for each of the three years is based on the achievement of the following performance goals:

	Weighting for year granted
Annual Performance Awards Metrics	2021	2020	2019
Total shareholder return (“TSR”) ranking relative to MSCI US REIT Index	70%	70%	45%
TSR ranking relative to J.P. Morgan Net Lease Peer Group	N/A	N/A	26%
Dividend per share Growth Rate	15%	15%	16%
Debt-to-Adjusted EBITDAre Ratio	N/A	N/A	13%
Net Debt-to-Adjusted EBITDAre Ratio	15%	15%	N/A
The annual performance shares are earned based on our performance related to our metrics above, and vest 50% on the first and second January 1 after the end of the three-year performance period, subject to continued service. The performance period for the 2019 performance awards began on January 1, 2019 and ended on December 31, 2021. The performance period for the 2020 performance awards began on January 1, 2020 and will end on

December 31, 2022. The performance period for the 2021 performance awards began on January 1, 2021 and will end on December 31, 2023.
On November 15, 2021, the Compensation Committee approved a one-time grant of performance share awards and a one-time cash bonus to certain of our named executives in connection with the completion of our merger with VEREIT and the transactions contemplated thereby, including the Orion Divestiture (the "VEREIT Transaction"). The awards were made to reward the executives for the successful consummation of the VEREIT Transaction and were intended to retain and motivate the executives to achieve optimal synergies and incentivize further growth from the merger. The performance shares are earned based on our performance related to AFFO accretion (50% weighting) and general and administrative expense synergies (50% weighting), and vest 50% upon the completion of the performance period. The remaining 50% will vest on the one-year anniversary of the completion of the applicable performance period. All vesting is subject to continued service. The performance period is one year for the AFFO accretion targets from January 1, 2022 to December 31, 2022 and two years for the general and administrative expense synergies from January 1, 2022 to December 31, 2023.
The fair value of the annual performance shares was estimated on the date of grant using a Monte Carlo Simulation model. The fair value of the one-time performance shares was based on the fair value of our common stock at the grant date and is dependent on the probability of satisfying the performance conditions stipulated in the award grant. The following table summarizes our performance share grant activity, inclusive of annual performance shares and the one-time performance shares related to the merger with VEREIT:

	2021		2020		2019
	Number of performance shares	Weighted average price(1)	Number of performance shares	Weighted average price(1)	Number of performance shares	Weighted average price(1)
Outstanding nonvested shares, beginning of year	291,759	$69.73	304,663	$62.25	223,392	$58.78
Equitable adjustment - Orion Divestiture (2)	752		—		—
Shares granted(3)	257,149	$64.18	136,729	$79.98	128,581	$65.34
Shares vested	(109,113)	$62.52	(139,012)	$63.66	(47,310)	$54.27
Shares forfeited	(52,408)	$65.83	(10,621)	$66.64	—
Outstanding nonvested shares, end of each period	388,139	$68.09	291,759	$69.73	304,663	$62.25
(1) Grant date fair value.
(2) Effective with the Orion Divestiture on November 12, 2021, outstanding equity awards were adjusted by a conversion ratio of 1.002342 per one Realty Income share then held.
(3) 194,053 shares granted relate to annual performance grants and 63,096 shares granted relate to one-time grant of performance shares.
As of December 31, 2021, the remaining share-based compensation expense related to the performance shares totaled $14.6 million and is being recognized on a tranche-by-tranche basis over the service period.
C.    Restricted Stock Units
During 2021, 2020 and 2019, and in connection with our merger with VEREIT, we also granted restricted stock units that primarily vest over service periods of three or four-years and have the same economic rights as shares of restricted stock:

	2021		2020		2019
	Number of restricted stock units	Weighted average price(1)	Number of restricted stock units	Weighted average price(1)	Number of restricted stock units	Weighted average price(1)
Outstanding nonvested shares, beginning of year	18,670	$70.38	15,511	$59.82	14,968	$54.62
Equitable adjustment - Orion Divestiture (2)	109		—		—
Shares granted	71,956	$68.96	9,966	$78.79	5,482	$69.58
Shares vested	(23,368)	$66.96	(6,807)	$58.63	(4,939)	$54.90
Shares forfeited	—		—		—
Outstanding nonvested shares, end of each period	67,367	$69.69	18,670	$70.38	15,511	$59.82
(1) Grant date fair value.

(2) Effective with the Orion Divestiture on November 12, 2021, outstanding equity awards were adjusted by a conversion ratio of 1.002342 per one Realty Income share then held.
The amount of share-based compensation for the restricted stock units is based on the fair value of our common stock at the grant date. The expense amortization period for restricted stock units is the lesser of the four-year service period or the period over which the awardee reaches the qualifying retirement age. For employees who have already met the qualifying retirement age, restricted stock units are fully expensed at the grant date. As of December 31, 2021, the remaining share-based compensation expense related to the restricted stock units totaled $1.7 million and is being recognized on a straight-line basis over the service period.
D.    Stock Options
During 2021, we also granted stock options, in connection with our merger with VEREIT. The following inputs and assumptions were used to calculate the weighted-average fair values of the options granted at the date of grant as follows:
The fair value of the stock options as of their grant date is determined using the Black-Scholes option pricing model, which requires the input of assumptions including expected terms, expected volatility, dividend yield and risk free rate.
The following table summarizes our stock option activity:

	Number of stock options	Weighted average exercise price(1)	Weighted average remaining contractual term (Years)	Aggregate intrinsic value
Outstanding nonvested options, beginning of year	—
Options granted	709,426	$53.80
Equitable adjustment - Orion Divestiture (2)	1,547
Options exercised	(395,903)	$54.54
Options forfeited	—
Outstanding nonvested options, end of each period	315,070	$52.89	2.4	$5,891,639
(1) Grant date fair value.
(2) Effective with the Orion Divestiture on November 12, 2021, outstanding equity awards were adjusted by a conversion ratio of 1.002342 per one Realty Income share then held.
Compensation expense for stock options is recognized on a straight-line basis over the service period described above. In 2021, we recorded $68,000 of expense related to stock options. As of December 31, 2021, there was $57,000 of unrecognized compensation expense related to stock options with a weighted-average remaining term of 0.2 years.
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
The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective clients (in thousands):

Assets, as of December 31:	2021	2020
Segment net real estate:
Automotive service	$852,151	$328,340
Beverages	362,570	347,366
Child care	347,680	216,718
Convenience stores - U.S.	2,844,800	2,101,005
Dollar stores	2,303,906	1,420,210
Drug stores	2,182,432	1,555,106
Financial services	576,065	374,508
General merchandise - U.S.	1,289,735	730,806
Grocery stores - U.S. (1)	1,517,237	907,634
Grocery stores - U.K. (1)	1,963,057	1,131,760
Health and fitness	1,325,932	1,050,791
Health care - U.S.	670,864	289,244
Home furnishings - U.S.	583,564	109,631
Home improvement - U.S.	946,870	608,222
Home improvement - U.K.	780,308	187,289
Restaurants - casual dining	2,016,017	515,226
Restaurants - quick service - U.S.	2,689,806	1,062,918
Theaters - U.S.	750,877	767,117
Transportation services	1,039,220	729,640
Wholesale club	865,658	407,584
Other non-reportable segments	6,080,123	2,644,041
Total net real estate	$31,988,872	$17,485,156
Intangible assets:
Automotive service	125,543	55,018
Beverages	17,452	9,401
Child care	33,449	19,848
Convenience stores - U.S.	275,548	121,151
Dollar stores	366,319	77,176
Drug stores	355,779	167,975
Financial services	92,986	14,611
General merchandise - U.S.	254,343	108,646
Grocery stores - U.S. (1)	378,181	181,764
Grocery stores - U.K. (1)	426,714	282,211
Health and fitness	125,586	67,537
Health care - U.S.	103,143	21,032
Home furnishings - U.S.	210,654	9,336
Home improvement - U.S.	207,637	97,228
Home improvement - U.K.	158,667	57,369
Restaurants - casual dining	416,653	20,553
Restaurants - quick service - U.S.	270,092	47,517
Theaters - U.S.	33,527	28,292
Transportation services	125,971	53,902
Wholesale club	155,032	36,165
Other non-reportable segments	1,142,849	233,923
Goodwill (2)	3,676,705	14,180
Other corporate assets	2,195,800	1,530,294
Total assets	$43,137,502	$20,740,285
(1) During 2021, we invested in 43 properties in Spain. As of December 31, 2021, grocery stores - Spain was not a reportable segment.
(2) Goodwill has not yet been allocated to our individual operating segments; the allocation is pending the finalization of our purchase accounting.

Revenue for the years ended December 31,	2021	2020	2019
Segment rental revenue:
Automotive service	$47,830	$35,090	$32,365
Beverages	37,284	32,771	31,807
Child care	36,425	35,643	31,749
Convenience stores - U.S.	217,175	189,658	166,755
Dollar stores	149,136	126,719	102,695
Drug stores	153,174	140,993	127,853
Financial services	36,831	30,531	30,189
General merchandise - U.S.	72,442	49,352	35,366
Grocery stores - U.S. (1)	88,360	78,106	69,691
Grocery stores - U.K. (1)	100,500	51,459	17,819
Health and fitness	115,878	104,744	105,896
Health care - U.S.	33,579	25,563	21,011
Home furnishings - U.S.	21,457	12,447	10,490
Home improvement - U.S.	62,076	46,392	42,351
Home improvement - U.K.	34,470	4,224	—
Restaurants - casual dining	71,338	46,265	45,238
Restaurants - quick service - U.S.	115,758	88,163	92,018
Theaters - U.S.	90,792	78,653	87,698
Transportation services	71,955	64,131	66,500
Wholesale club	46,061	38,713	38,117
Other non-reportable segments and contractually obligated reimbursements by our clients	462,437	359,916	329,210
Rental (including reimbursable)	2,064,958	1,639,533	1,484,818
Other	15,505	7,554	3,345
Total revenue	$2,080,463	$1,647,087	$1,488,163
(1) During 2021, we invested in 43 properties in Spain. As of December 31, 2021, grocery stores - Spain was not a reportable segment.
18.     Commitments and Contingencies
In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.
At December 31, 2021, we had commitments of $74.7 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of December 31, 2021, we had committed $285.7 million under construction contracts, the majority of which is expected to be paid in the next twelve months.
We have certain properties that are subject to ground leases, which are accounted for as operating leases.

At December 31, 2021, minimum future rental payments for the next five years and thereafter are as follows (in millions):

	Operating Leases	Finance Leases	Total
2022	$38.3	$1.6	$39.9
2023	38.8	1.6	40.4
2024	38.7	1.4	40.1
2025	38.8	1.3	40.1
2026	36.7	1.3	38.0
Thereafter	468.5	45.4	513.9
Total	$659.8	$52.6	$712.4
Present value adjustment for remaining lease payments (1)	(198.1)	(8.6)
Total lease liability	$461.7	$44.0
(1) The discount rates are specific for individual leases primarily based on the lease term. The range of discount rates used to calculate the present value of the operating lease payments is 0.41% to 5.50% and for finance lease payments is 0.54% to 5.50%. The weighted average discount rate was derived from estimated incremental borrowing rates based on our credit quality, as we did not have any borrowings at the balance sheet date with comparable terms to our lease agreements. At December 31, 2021, the weighted average discount rate for operating leases is 3.15% and the weighted average remaining lease term is 21.5 years. At December 31, 2021, the weighted average discount rate for finance leases is 3.55% and the weighted average remaining lease term is 22.8 years.
19.     Subsequent Events
A.   Dividend Payments
In January and February 2022, we declared a dividend of $0.2465, which will be paid in February 2022 and March 2022, respectively.
B.   Note Issuances
In January 2022, we issued £250.0 million of 1.875% senior unsecured notes due January 2027 (the "January 2027 Notes") and £250.0 million of 2.500% senior unsecured notes due January 2042 (the "January 2042 Notes"). The public offering price for the January 2027 Notes was 99.487% of the principal amount for an effective semi-annual yield to maturity of 1.974% and the public offering price for the January 2042 Notes was 98.445% of the principal amount for an effective semi-annual yield to maturity of 2.584%. Combined, the new issues of the January 2027 Notes and the January 2042 Notes have a weighted average term of approximately 12.5 years and a weighted average effective semi-annual yield to maturity of approximately 2.28%.
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
As of and for the year ended December 31, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief

Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer, Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
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
The Company acquired VEREIT during 2021, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2021, VEREIT's internal control over financial reporting associated with total assets of $17.7 billion and total revenues of $176.3 million included in the (consolidated) financial statements of the Company as of and for the year ended December 31, 2021.
Submitted on February 23, 2022 by,
Sumit Roy, President, Chief Executive Officer
Christie B. Kelly, Executive Vice President, Chief Financial Officer, and Treasurer
Changes in Internal Controls
As a result of our merger with VEREIT in November 2021, we are operating two separate enterprise resource planning (ERP) systems to generate our financial statements. In 2022, we plan to integrate these two ERP platforms into one primary system. We have updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes for these parallel ERP systems, as we work towards enhanced automated controls through a central platform. Except as described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
None

PART III
Item 10:                           Directors, Executive Officers and Corporate Governance
The information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference. The Annual Meeting of Stockholders is presently scheduled to be held on May 17, 2022.
Item 11:                           Executive Compensation
The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.
Item 12:                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.
 Item 13:                           Certain Relationships, Related Transactions and Director Independence
The information required by this item is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.
Item 14:                           Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, San Diego, CA, Auditor Firm ID: 185.
The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.
PART IV
Item 15:                           Exhibits and Financial Statement Schedules

A.                         The following documents are filed as part of this report.

1.             Financial Statements (see Item 8)

a.                          Reports of Independent Registered Public Accounting Firm

b.                         Consolidated Balance Sheets,
December 31, 2021 and 2020

c.                          Consolidated Statements of Income and Comprehensive Income,
Years ended December 31, 2021, 2020 and 2019

d.                         Consolidated Statements of Equity,

Years ended December 31, 2021, 2020 and 2019

e.                          Consolidated Statements of Cash Flows,
Years ended December 31, 2021, 2020 and 2019

f.                            Notes to Consolidated Financial Statements

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

2.3
Separation and Distribution Agreement, dated as of November 12, 2021, by and among Realty Income Corporation, Orion Office REIT Inc., and Orion Office REIT LP. (filed as exhibit 2.1 to the Company's Form 8-K, filed on November 18, 2021 and incorporated herein by reference).

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

4.5	Form of 3.875% Note due 2024 (filed as exhibit 4.2 to Company’s Form 8-K, filed on June 25, 2014 and incorporated herein by reference).
4.6
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “3.875% Notes due 2024” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on June 25, 2014 and incorporated herein by reference).

4.7	Form of 4.125% Note due 2026 (filed as exhibit 4.2 to Company’s Form 8-K, filed on September 23, 2014 and incorporated herein by reference).
4.8
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “4.125% Notes due 2026” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on September 23, 2014 and incorporated herein by reference).

4.9	Form of 3.000% Note due 2027 (filed as exhibit 4.2 to Company’s Form 8-K, filed on October 12, 2016 and incorporated herein by reference).
4.10
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “3.000% Notes due 2027” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on October 12, 2016 and incorporated herein by reference).

4.11	Form of 4.650% Note due 2047 (filed as exhibit 4.2 to Company’s Form 8-K, filed on March 15, 2017 and incorporated herein by reference).
4.12	Form of 4.125% Note due 2026 (filed as exhibit 4.3 to Company’s Form 8-K, filed on March 15, 2017 and incorporated herein by reference).
4.13
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

4.14	Form of 3.650% Note due 2028 (filed as exhibit 4.2 to Company’s Form 8-K, filed on December 6, 2017 and incorporated herein by reference).
4.15	Form of 4.650% Note due 2047 (filed as exhibit 4.4 to Company’s Form 8-K, filed on December 6, 2017 and incorporated herein by reference).
4.16	Form of 3.875% Note due 2025 (filed as exhibit 4.2 to Company’s Form 8-K, filed on April 4, 2018 and incorporated herein by reference).
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

4.18	Form of 3.250% Note due 2029 (filed as exhibit 4.2 to the Company's Form 8-K, filed on June 19, 2019 and incorporated herein by reference).
4.19
Officers’ Certificate pursuant to Sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “3.250% Notes due 2029." (filed as exhibit 4.3 to the Company's Form 8-K, filed on June 19, 2019 and incorporated herein by reference).

4.20*	Description of Securities.
4.21	Form of 3.250% Note due 2031 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on May 8, 2020 and incorporated herein by reference).
4.22	Form of 3.250% Note due 2031 (filed as exhibit 4.2 to the Company's Form 8-K, filed on July 16, 2020 and incorporated herein by reference).
4.23
Officers' Certificate, dated May 8, 2020, pursuant to Sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled "3.250% Notes due 2031." (filed as exhibit 4.3 to the Company's Form 8-K, filed on May 8, 2020, and incorporated herein by reference).

4.24
Officers' Certificate, dated July 16, 2020, pursuant to Sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, re-opening a series of securities entitled "3.250% Notes due 2031." (filed as exhibit 4.3 to the Company's Form 8-K, filed on July 16, 2020, and incorporated herein by reference).

4.25	Form of 1.625% Note due 2030 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on October 1, 2020 and incorporated herein by reference).

4.26
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

4.27	Form of 0.750% Note due 2026 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on December 14, 2020 and incorporated herein by reference).
4.28	Form of 1.800% Note due 2033 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on December 14, 2020 and incorporated herein by reference).
4.29
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

4.31	Form of 1.125% Notes due 2027 (filed as exhibit 4.2 to the Company's Form 8-K, filed on July 13, 2021 and incorporated herein by reference).
4.32	Form of 1.750% Notes due 2033 (filed as exhibit 4.3 to the Company's Form 8-K, filed on July 13, 2021 and incorporated herein by reference).
4.33
Indenture, dated as of February 6, 2014, among ARC Properties Operating Partnership, L.P., Clark Acquisition, LLC, the guarantors named therein and U.S. Bank National Association, as trustee (filed as exhibit 4.1 to VEREIT, Inc.'s Form 8-K, filed on February 7, 2014 and incorporated herein by reference).

4.34	Officers’ Certificate, dated as of February 6, 2014 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on February 7, 2014 and incorporated herein by reference).
4.35
First Supplemental Indenture, dated as of February 9, 2015, by and among ARC Properties Operating Partnership, L.P., American Realty Capital Properties, Inc. and U.S. Bank National Association (filed as exhibit 4.1 to VEREIT, Inc.'s Form 8-K, filed on February 13, 2015 and incorporated herein by reference).

4.36	Officers’ Certificate, dated as of June 2, 2016 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on June 3, 2016 and incorporated herein by reference).
4.37	Officers’ Certificate, dated as of August 11, 2017 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on August 11, 2017 and incorporated herein by reference).
4.38	Officers’ Certificate, dated as of October 16, 2018 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on October 16, 2018 and incorporated herein by reference).
4.39	Officers’ Certificate, dated as of December 4, 2019 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on December 4, 2019 and incorporated herein by reference).
4.40	Officers’ Certificate, dated as of June 29, 2020 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on June 29, 2020 and incorporated herein by reference).
4.41	Officers’ Certificate, dated as of November 17, 2020 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on November 17, 2020 and incorporated herein by reference).
4.42
Second Supplemental Indenture, dated as of November 1, 2021, by an among Rams MD Subsidiary I, Inc., VEREIT Operating Partnership, L.P., VEREIT, Inc. and U.S. Bank National Association, as trustee (filed as exhibit 4.10 to the Company's Form 8-K, filed on November 1, 2021 and incorporated herein by reference).

4.43
Third Supplemental Indenture, dated as of November 9, 2021, by and among VEREIT Operating Partnership, L.P., Rams MD Subsidiary I, Inc. (f/k/a VEREIT, Inc.) and U.S. Bank National Association, as trustee (filed as exhibit 4.1 to the Company's Form 8-K, filed on November 15, 2021 and incorporated herein by reference).

4.44	Form of 4.600% Notes due February 6, 2024. (filed as exhibit 4.2 to the Company's Form 8-K, filed on November 15, 2021 and incorporated herein by reference).
4.45	Form of 4.625% Notes due November 1, 2025. (filed as exhibit 4.3 to the Company's Form 8-K, filed on November 15, 2021 and incorporated herein by reference).
4.46	Form of 4.875% Notes due June 1, 2026. (filed as exhibit 4.4 to the Company's Form 8-K, filed on November 15, 2021 and incorporated herein by reference).
4.47	Form of 3.950% Notes due August 15, 2027. (filed as exhibit 4.5 to the Company's Form 8-K, filed on November 15, 2021 and incorporated herein by reference).
4.48	Form of 3.400% Notes due January 15, 2028. (filed as exhibit 4.6 to the Company's Form 8-K, filed on November 15, 2021 and incorporated herein by reference).
4.49	Form of 2.200% Notes due June 15, 2028. (filed as exhibit 4.7 to the Company's Form 8-K, filed on November 15, 2021 and incorporated herein by reference).
4.50	Form of 3.100% Notes due December 15, 2029. (filed as exhibit 4.8 to the Company's Form 8-K, filed on November 15, 2021 and incorporated herein by reference).
4.51	Form of 2.850% Notes due December 15, 2032. (filed as exhibit 4.9 to the Company's Form 8-K, filed on November 15, 2021 and incorporated herein by reference).
4.52
Officers’ Certificate dated January 14, 2022 pursuant to Sections 201, 301 and 303 of the Indenture establishing the terms of a new series of debt securities entitled “1.875% Notes due 2027” and a new series of debt securities entitled “2.500% Notes due 2042.” (filed as Exhibit 4.4 to the Company's Form 8-K, filed on January 14, 2022 and incorporated herein by reference).

4.53	Form of 1.875% Notes due 2027 (filed as exhibit 4.2 to the Company's Form 8-K, filed on January 14, 2022 and incorporated herein by reference).
4.54	Form of 2.500% Notes due 2042 (filed as exhibit 4.3 to the Company's Form 8-K, filed on January 14, 2022 and incorporated herein by reference).

Material Contracts
10.1+	Realty Income Corporation 2012 Incentive Award Plan (filed as Appendix B to the Company’s Proxy Statement on Schedule 14A filed on March 30, 2012 and incorporated herein by reference).
10.2+
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

10.4+	Form of Addendum to Restricted Stock Agreement (filed as exhibit 10.2 to the Company’s Form 8-K, filed on June 19, 2013 (File No. 001-13374) and incorporated herein by reference).
10.5+
Amended and Restated Form Indemnification Agreement, between the Company and each executive officer and each director of the Board of Directors of the Company (filed as exhibit 10.1 to the Company’s Form 8-K, filed on October 30, 2014 and incorporated herein by reference).

10.6+	Form of Performance Share Award Agreement (filed as exhibit 10.1 to the Company’s Form 10-Q, filed on April 30, 2015 and incorporated herein by reference).
10.7+
Dividend Reinvestment and Stock Purchase Plan (filed pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, on February 23, 2015, as a prospectus supplement to the Company’s prospectus dated February 22, 2013 (File No. 333-186788) and incorporated herein by reference).

10.8+
Dividend Reinvestment and Stock Purchase Plan (filed pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, on July 30, 2015, as a prospectus supplement to the Company’s prospectus dated February 22, 2013 (File No. 333-186788) and incorporated herein by reference).

10.9+	Form of Restricted Stock Agreement (filed as exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2015 and incorporated herein by reference).
10.10+	Form of Restricted Stock Unit Award Agreement (filed as exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2015 and incorporated herein by reference).
10.11+	First Amendment to Realty Income Corporation 2012 Incentive Award Plan. (filed as exhibit 10.33 to the Company’s Form 10-K, filed on February 23, 2017 and incorporated herein by reference).
10.12+	Second Amendment to Realty Income Corporation 2012 Incentive Award Plan (filed as exhibit 10.1 to the Company’s Form 8-K, filed on February 17, 2017 and incorporated herein by reference).
10.13+	Form of Performance Share Award Agreement (filed as exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).
10.14+	Realty Income Executive Severance Plan dated January 15, 2019 (filed as exhibit 10.1 to the Company's Form 8-K, filed on January 18, 2019 and incorporated herein by reference).
10.15+
Form of Participation Agreement to Realty Income Executive Severance Plan dated January 15, 2019 (filed as exhibit 10.2 to the Company's Form 8-K, filed on January 18, 2019 and incorporated herein by reference).

10.16+	Severance Agreement and General Release dated January 29, 2020 (filed as exhibit 10.1 to the Company's Form 8-K, filed on January 30, 2020 and incorporated herein by reference).
10.17+
Participation Agreement to Realty Income Executive Severance Plan, dated as of October 12, 2020, by and between Realty Income Corporation and Christie B. Kelly. (filed as exhibit 10.1 to the Company’s Form 8-K, filed on October 13, 2020 and incorporated herein by reference).

10.18+	Realty Income Corporation 2021 Incentive Award Plan (filed as Appendix B to the Company's Proxy Statement on Schedule 14A filed on April 01, 2021 and incorporated herein by reference).
10.19+	First Amendment to the Realty Income Corporation 2021 Incentive Award Plan (filed as Exhibit 10.1 to the Company's Form 8-K, filed on November 1, 2021 and incorporated herein by reference).
10.20+
Form of Restricted Stock Agreement for Non-Employee Directors under the Realty Income Corporation 2021 Incentive Award Plan (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-8 filed on May 18, 2021 and incorporated herein by reference).

10.21+*	Form of Restricted Stock Agreement for Executives under the Realty Income Corporation 2021 Incentive Award Plan.
10.22+*	Form of Restricted Stock Unit Agreement for Senior Vice Presidents and Executives under the Realty Income Corporation 2021 Incentive Award Plan.
10.23+*	Form of November 15, 2021 Performance Share Award Agreement under the Realty Income Corporation 2021 Incentive Award Plan.
10.24+*	Form of Performance Share Award Agreement under the Realty Income Corporation 2021 Incentive Award Plan.
10.25
Consent Letter, dated July 20, 2021, among the Company, as Borrower, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the other parties named therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 22, 2021 and incorporated herein by reference).

10.26	Second Amended and Restated Credit Agreement dated August 7, 2019 (filed as exhibit 10.1 to the Company's Form 8-K, filed on August 12, 2019 and incorporated herein by reference).
10.27
First Amendment to the Second Amended and Restated Credit Agreement dated December 22, 2021 (filed as exhibit 10.1 to the Company's Form 8-K, filed on December 22, 2021 and incorporated herein by reference).

Subsidiaries of the Registrant
21.1*	Subsidiaries of the Company.
Consents of Experts and Counsel
23.1*	Consent of Independent Registered Public Accounting Firm.
23.2*	Consent of Independent Registered Public Accounting Firm.
23.3*	Consent of Independent Registered Public Accounting Firm.

Certifications
31.1*	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.
31.2*	Rule 13a-14(a) Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.
32*	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.
Interactive Data Files
101*	The following materials from Realty Income Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) Schedule III Real Estate and Accumulated Depreciation.
104*	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline Extensible Business Reporting Language.
* Filed herewith.
+ Indicates a management contract or compensatory plan or arrangement.
Item 16:                                  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

By:	/s/SUMIT ROY	Date: February 23, 2022
Sumit Roy
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/MICHAEL D. MCKEE	Date: February 23, 2022
Michael D. McKee
Non-Executive Chairman of the Board of Directors

By:	/s/KATHLEEN R. ALLEN, Ph.D.	Date: February 23, 2022
Kathleen R. Allen, Ph.D.
Director

By:	/s/PRISCILLA ALMODOVAR	Date: February 23, 2022
Priscilla Almodovar
Director

By:	/s/JACQUELINE BRADY	Date: February 23, 2022
Jacqueline Brady
Director

By:	/s/A. LARRY CHAPMAN	Date: February 23, 2022
A. Larry Chapman
Director

By:	/s/REGINALD H. GILYARD	Date: February 23, 2022
Reginald H. Gilyard
Director

By:	/s/MARY HOGAN PREUSSE	Date: February 23, 2022
Mary Hogan Preusse
Director

By:	/s/PRIYA CHERIAN HUSKINS	Date: February 23, 2022
Priya Cherian Huskins
Director

By:	/s/GERARDO I. LOPEZ	Date: February 23, 2022
Gerardo I. Lopez
Director

By:	/s/GREGORY T. MCLAUGHLIN	Date: February 23, 2022
Gregory T. McLaughlin
Director

By:	/s/RONALD L. MERRIMAN	Date: February 23, 2022
Ronald L. Merriman
Director

By:	/s/SUMIT ROY	Date: February 23, 2022
Sumit Roy
Director, President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/CHRISTIE B. KELLY	Date: February 23, 2022
Christie B. Kelly
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/SEAN P. NUGENT	Date: February 23, 2022
Sean P. Nugent
Senior Vice President, Controller, Principal Accounting Officer
(Principal Accounting Officer)

REALTY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2021
(dollars in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4 and 6)
Description	Number of Properties (Note 1)	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction			Date Acquired

U.S.
Advertising	6	$—	$18,736	$70,501	$—	$—	$18,736	$70,501	$89,237	$1,467	2009			11/1/2006	-	3/26/2021
Aerospace	5	24,133	6,891	98,840	223	—	6,891	99,063	105,954	31,484	1994	-	2013	6/20/2011	-	6/27/2013
Apparel stores	61	58,252	133,371	388,122	3,611	199	133,371	391,932	525,303	54,990	1972	-	2021	10/30/1987	-	9/29/2021
Automotive collision services	139	—	100,475	232,512	2,688	10	100,475	235,210	335,685	41,218	1920	-	2020	8/30/2002	-	12/17/2021
Automotive parts	397	1,316	156,461	371,138	5,189	827	156,461	377,154	533,615	85,069	1969	-	2020	8/6/1987	-	11/30/2021
Automotive service	566	—	354,282	573,469	9,393	145	354,282	583,007	937,289	85,135	1920	-	2021	10/2/1985	-	12/29/2021
Automotive tire services	233	—	175,415	463,613	5,541	83	175,415	469,237	644,652	131,817	1947	-	2021	11/27/1985	-	12/22/2021
Beverages	22	—	221,076	192,768	—	—	221,076	192,768	413,844	51,274	1989	-	2020	6/25/2010	-	3/26/2021
Child care	314	—	139,891	314,270	5,165	798	139,891	320,233	460,124	112,444	1958	-	2020	12/22/1981	-	12/23/2021
Consumer electronics	28	—	52,492	156,569	1,753	52	52,492	158,374	210,866	14,409	1991	-	2020	6/9/1997	-	5/10/2021
Consumer goods	9	17,990	24,063	259,397	894	—	24,063	260,291	284,354	30,303	1987	-	2013	1/22/2013	-	9/22/2015
Convenience stores	1,531	—	1,418,472	1,851,665	(650)	145	1,418,472	1,851,160	3,269,632	424,834	1922	-	2021	3/3/1995	-	12/29/2021
Crafts and novelties	48	—	97,796	280,412	2,730	440	97,796	283,582	381,378	23,000	1974	-	2020	11/26/1996	-	7/7/2021
Diversified industrial	17	59,628	48,262	267,151	16,178	—	48,262	283,329	331,591	19,518	1951	-	2021	9/19/2012	-	11/3/2021
Dollar stores	2,291	81,736	755,179	1,905,858	2,728	9	755,179	1,908,595	2,663,774	359,863	1935	-	2021	2/3/1998	-	12/29/2021
Drug stores	572	273,625	730,548	1,834,218	4,783	100	730,548	1,839,101	2,569,649	387,210	1965	-	2015	9/30/1998	-	12/22/2021
Education	15	—	8,040	25,577	519	103	8,040	26,199	34,239	16,830	1980	-	2000	12/19/1984	-	6/28/2006
Energy	34	—	25,905	82,959	—	—	25,905	82,959	108,864	396	1963	-	2014	11/1/2021	-	11/1/2021
Entertainment	21	—	76,619	159,428	819	—	76,619	160,247	236,866	7,887	1978	-	2021	3/26/1998	-	9/11/2014
Equipment services	20	—	17,640	73,252	650	—	17,640	73,902	91,542	13,422	1979	-	2014	7/3/2003	-	12/2/2019
Financial services	373	135,381	183,413	473,009	(1,061)	101	183,413	472,049	655,462	79,403	1807	-	2015	3/10/1987	-	6/29/2018
Food processing	9	28,171	33,718	221,840	260	—	33,718	222,100	255,818	24,944	1988	-	2021	9/26/2012	-	7/28/2021
General merchandise	234	48,392	379,088	1,015,644	(3,578)	535	379,088	1,012,601	1,391,689	101,952	1954	-	2021	8/6/1987	-	12/22/2021
Grocery stores	214	99,893	441,128	1,259,955	2,287	325	441,128	1,262,567	1,703,695	186,454	1948	-	2021	5/26/1988	-	12/28/2021
Health and beauty	5	—	4,509	47,162	—	—	4,509	47,162	51,671	4,579	2005	-	2017	11/1/2006	-	4/13/2018
Health and fitness	131	—	321,558	1,290,661	8,316	172	321,558	1,299,149	1,620,707	294,775	1940	-	2021	5/31/1995	-	3/19/2020
Health care	208	24,366	140,638	579,119	5,940	224	140,638	585,283	725,921	55,052	1922	-	2021	12/18/1984	-	12/22/2021
Home furnishings	165	41,472	161,347	451,739	5,495	128	161,347	457,362	618,709	35,142	1960	-	2020	1/24/1984	-	12/22/2021
Home improvement	128	23,722	379,212	669,277	2,834	63	379,212	672,174	1,051,386	104,516	1950	-	2021	12/22/1986	-	7/28/2021
Insurance	2	10,998	1,444	3,984	—	—	1,444	3,984	5,428	22	2000	-	2012	11/1/2021
Jewelry	5	—	5,369	58,702	—	—	5,369	58,702	64,071	3,203	1997	-	2008	1/22/2013	-	1/22/2013
Machinery	2	—	2,717	40,453	—	—	2,717	40,453	43,170	5,124	2010	-	2021	7/31/2012	-	9/1/2021
Motor vehicle dealerships	35	—	157,478	223,488	—	—	157,478	223,488	380,966	62,945	1962	-	2018	5/13/2004	-	3/29/2021
Office supplies	8	—	14,225	42,870	855	349	14,225	44,074	58,299	11,348	1995	-	2016	1/29/1997	-	12/2/2019
Other manufacturing	10	—	20,504	164,250	1,325	240	20,504	165,815	186,319	13,655	1989	-	2018	1/22/2013	-	12/30/2021
Packaging	11	1,430	32,527	178,997	2,480	—	32,527	181,477	214,004	38,907	1965	-	2016	6/3/2011	-	12/20/2017

REALTY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2021
(dollars in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4 and 6)
Description	Number of Properties (Note 1)	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction			Date Acquired

Paper	2	$—	$2,462	$11,935	$45	$—	$2,462	$11,980	$14,442	$4,264	2002	-	2006	5/2/2011	-	12/21/2012
Pet supplies and services	69	2,509	92,269	239,274	5,824	239	92,269	245,337	337,606	31,419	1950	-	2019	12/22/1981	-	12/21/2021
Restaurants - casual dining	872	12,823	682,720	1,473,921	(1,305)	1,635	682,720	1,474,251	2,156,971	140,937	1965	-	2018	5/16/1984	-	12/22/2021
Restaurants - quick service	1,854	—	933,402	1,949,141	3,226	201	933,402	1,952,568	2,885,970	196,159	1926	-	2021	12/9/1976	-	12/22/2021
Shoe stores	6	—	7,008	41,779	316	215	7,008	42,310	49,318	11,940	1990	-	2008	3/26/1998	-	12/22/2021
Sporting goods	54	12,255	110,343	356,901	5,132	178	110,343	362,211	472,554	33,899	1950	-	2020	10/17/2001	-	12/1/2021
Telecommunications	3	—	2,872	10,133	364	11	2,872	10,508	13,380	2,178	1990	-	2016	6/26/1998	-	12/10/2015
Theaters	80	—	232,084	751,408	9,906	—	232,084	761,314	993,398	242,521	1930	-	2018	7/27/2000	-	8/13/2019
Transportation services	87	21,468	172,271	1,049,411	3,048	402	172,271	1,052,861	1,225,132	185,910	1967	-	2016	4/1/2003	-	7/30/2021
Warehousing and storage	2	—	1,767	11,571	—	—	1,767	11,571	13,338	55	1954	-	1979	11/1/2021	-	11/1/2021
Wholesale clubs	52	92,716	295,580	691,965	—	—	295,580	691,965	987,545	121,888	1985	-	2019	9/30/2011	-	12/23/2021
Other	14	—	18,854	48,760	798	—	18,854	49,558	68,412	6,426	1969	-	2018	8/18/1986	-	12/22/2021

Europe
Apparel stores	1	—	7,327	32,842	—	—	7,327	32,842	40,169	665	2004			4/19/2021	-	4/19/2021
Automotive service	3	—	1,815	5,534	—	—	1,815	5,534	7,349	175	1974	-	1994	3/9/2021	-	3/9/2021
Convenience stores	1	—	3,296	2,662	—	—	3,296	2,662	5,958	4	2020			12/21/2021	-	12/21/2021
Diversified industrial	1	—	5,041	14,002	—	—	5,041	14,002	19,043	257	2020			7/22/2021	-	7/22/2021
Food processing	4	—	25,728	72,305	—	—	25,728	72,305	98,033	192	1950	-	1984	12/10/2021	-	12/10/2021
General merchandise	2	—	4,342	14,525	—	—	4,342	14,525	18,867	77	2019	-	2021	8/25/2021	-	12/7/2021
Grocery stores UK	60	41,853	838,856	1,179,547	754	—	838,856	1,180,301	2,019,157	56,100	1940	-	2021	5/23/2019	-	12/21/2021
Grocery stores ES	43	—	123,264	191,946	—	—	123,264	191,946	315,210	944	1910	-	2005	9/16/2021	-	12/27/2021
Health care	2	—	8,819	17,177	—	—	8,819	17,177	25,996	1,003	2000			3/23/2020	-	3/23/2020
Home furnishings	3	—	6,495	19,380	—	—	6,495	19,380	25,875	425	2005	-	2019	4/9/2021	-	9/30/2021
Home improvement	50	—	294,239	496,548	—	—	294,239	496,548	790,787	10,479	1890	-	2016	7/31/2020	-	12/20/2021
Restaurants - quick service	1	—	758	2,019	—	—	758	2,019	2,777	69	2007			3/17/2021	-	3/17/2021
Theaters	1	—	1,547	—	—	—	1,547	—	1,547	—	2011			12/18/2019	-	12/18/2019
Warehousing and storage	1	—	56,049	52,003	—	—	56,049	52,003	108,052	1,176	2011			12/18/2019	-	12/18/2019
	11,137	$1,114,129	$10,769,697	$25,059,558	$115,475	$7,929	$10,769,697	$25,182,962	$35,952,659	$3,963,753

REALTY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

Note 1.
Realty Income Corporation owns 10,885 single-client properties in the United States and Puerto Rico, our corporate headquarters property in San Diego, California, 109 single-client properties in the United Kingdom and 42 single-client properties in Spain. Crest Net Lease, Inc. owns 8 single-client properties in the United States.

Realty Income Corporation also owns 70 multi-client properties located in the United States, owns 21 multi-client properties located in the United Kingdom and owns one multi-client property located in Spain.

Note 2.	Includes mortgages payable secured by 361 properties, but excludes unamortized net debt premiums of $28.6 million.

Note 3.	The aggregate cost for federal income tax purposes for Realty Income Corporation is $59.1 billion and for Crest Net Lease, Inc. is $30.1 million.

Note 4.	The following is a reconciliation of total real estate carrying value for the years ended December 31 (in thousands):	2021	2020	2019

	Balance at Beginning of Period	$21,048,334	$19,637,627	$16,566,602

	Additions During Period:
	Acquisitions and development	5,851,945	2,163,707	3,644,884
	Merger Additions	11,722,801	—	—
	Less amounts allocated to acquired lease intangible assets and liabilities on our Consolidated Balance Sheets	(826,064)	(382,850)	(401,319)
	Improvements, Etc.	56,567	6,194	17,447
	Other (Leasing Costs and Building Adjustments) (1)	64,807	22,491	2,741

	Total Additions	16,870,056	1,809,542	3,263,753

	Deductions During Period:
	Cost of Real Estate sold	1,206,837	253,506	129,737
	Cost of Equipment sold	8	25	11
	Orion Divestiture (2)	634,254	—	—
	Releasing costs	40	259	674
	Other (3)	91,176	195,003	87,951

	Total Deductions	1,932,315	448,793	218,373

	Foreign Currency Translation	(33,416)	49,958	25,645

	Balance at Close of Period	$35,952,659	$21,048,334	$19,637,627

	(1) Includes reclassification of $20.1 million and $22.5 million right of use assets under finance leases in 2021 and 2020, respectively, and $43.7 million mortgage assumption in 2021.

(2) Represents derecognition of assets from the Orion Divestiture. For further information, see Note 3 to the Consolidated Financial Statements, Merger with VEREIT, Inc. and Orion Office REIT Inc. Divestiture.

(3) The year ended 2021 includes $43.0 million for building razed and $39.0 million of impairment. The year ended 2020 includes $147.2 million of impairment. The year ended 2019 includes a reclassification of $36.9 million of right of use assets under finance leases in accordance with the adoption of ASC 842, Leases, on January 1, 2019.

Note 5.	The following is a reconciliation of accumulated depreciation for the years ended (in thousands):	2021	2020	2019

	Balance at Beginning of Period	$3,563,178	$3,140,855	$2,723,086

	Additions During Period - Provision for Depreciation	628,246	531,909	481,499

	Deductions During Period:
	Accumulated depreciation of real estate and equipment sold or disposed of	226,897	110,915	64,054

	Foreign Currency Translation	(774)	1,329	324

	Balance at Close of Period	$3,963,753	$3,563,178	$3,140,855

	Please see note 2 to our consolidated financial statements for information regarding lives used for depreciation and amortization.

Note 6.	In 2021, provisions for impairment were recorded on 103 Realty Income properties.
	In 2020, provisions for impairment were recorded on 99 Realty Income properties.
	In 2019, provisions for impairment were recorded on 51 Realty Income properties.

	See report of independent registered public accounting firm.