Form 10-Q
period 2022-03-31
REALTY INCOME CORP
filed 2022-05-05
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022, or
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
There were 601,598,306 shares of common stock outstanding as of April 29, 2022.

REALTY INCOME CORPORATION
Index to Form 10-Q
March 31, 2022

PART 1. FINANCIAL INFORMATION
Item 1.    Financial Statements
REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share and share count data)

	March 31, 2022	December 31, 2021
ASSETS	(unaudited)
Real estate held for investment, at cost:
Land	$11,158,545	$10,753,750
Buildings and improvements	25,648,515	25,155,178
Total real estate held for investment, at cost	36,807,060	35,908,928
Less accumulated depreciation and amortization	(4,169,539)	(3,949,798)
Real estate held for investment, net	32,637,521	31,959,130
Real estate and lease intangibles held for sale, net	84,446	30,470
Cash and cash equivalents	151,624	258,579
Accounts receivable, net	468,165	426,768
Lease intangible assets, net	5,187,280	5,275,304
Goodwill	3,711,981	3,676,705
Investment in unconsolidated entities	141,191	140,967
Other assets, net	1,679,809	1,369,579
Total assets	$44,062,017	$43,137,502

LIABILITIES AND EQUITY
Distributions payable	$149,549	$146,919
Accounts payable and accrued expenses	305,574	351,128
Lease intangible liabilities, net	1,350,370	1,308,221
Other liabilities	746,304	759,197
Line of credit payable and commercial paper	1,519,625	1,551,376
Term loan, net	249,606	249,557
Mortgages payable, net	1,093,599	1,141,995
Notes payable, net	13,068,665	12,499,709
Total liabilities	18,483,292	18,008,102
Commitments and contingencies
Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 740,200,000 shares authorized, 601,566,581 and 591,261,991 shares issued and outstanding as of March 31, 2022, and December 31, 2021, respectively	30,236,374	29,578,212
Distributions in excess of net income	(4,772,112)	(4,530,571)
Accumulated other comprehensive income	37,917	4,933
Total stockholders’ equity	25,502,179	25,052,574
Noncontrolling interests	76,546	76,826
Total equity	25,578,725	25,129,400
Total liabilities and equity	$44,062,017	$43,137,502
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data) (unaudited)

	Three months ended March 31,
	2022	2021
REVENUE
Rental (including reimbursable)	$799,565	$439,365
Other	7,778	2,889
Total revenue	807,343	442,254

EXPENSES
Depreciation and amortization	403,762	177,985
Interest	106,403	73,075
Property (including reimbursable)	52,342	28,499
General and administrative	32,699	20,796
Provisions for impairment	7,038	2,720
Merger and integration-related costs	6,519	—
Total expenses	608,763	303,075
Gain on sales of real estate	10,156	8,401
Foreign currency and derivative gains (losses), net	(590)	804
Loss on extinguishment of debt	—	(46,473)
Equity in income of unconsolidated entities	954	—
Other income, net	1,852	550
Income before income taxes	210,952	102,461
Income taxes	(10,981)	(6,225)
Net income	199,971	96,236
Net income attributable to noncontrolling interests	(602)	(296)
Net income available to common stockholders	$199,369	$95,940

Amounts available to common stockholders per common share:
Net Income, basic and diluted	$0.34	$0.26

Weighted average common shares outstanding:
Basic	593,827,299	371,522,607
Diluted	594,041,839	371,601,901

Other comprehensive income:
Net income available to common stockholders	$199,369	$95,940
Foreign currency translation adjustment	(10,706)	(259)
Unrealized gain on derivatives, net	43,690	46,409
Comprehensive income available to common stockholders	$232,353	$142,090
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands) (unaudited)
Three Months Ended March 31, 2022, and 2021

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total equity
Balance, December 31, 2020	361,303,445	$14,700,050	$(3,659,933)	$(54,634)	$10,985,483	$32,247	$11,017,730
Net income	—	—	95,940	—	95,940	296	96,236
Other comprehensive income	—	—	—	46,150	46,150	—	46,150
Distributions paid and payable	—	—	(263,667)	—	(263,667)	(402)	(264,069)
Share issuances, net of costs	12,118,394	672,221	—	—	672,221	—	672,221
Share-based compensation, net	87,983	(1,255)	—	—	(1,255)	—	(1,255)
Balance, March 31, 2021	373,509,822	$15,371,016	$(3,827,660)	$(8,484)	$11,534,872	$32,141	$11,567,013

Balance, December 31, 2021	591,261,991	$29,578,212	$(4,530,571)	$4,933	$25,052,574	$76,826	$25,129,400
Net income	—	—	199,369	—	199,369	602	199,971
Other comprehensive income	—	—	—	32,984	32,984	—	32,984
Distributions paid and payable	—	—	(440,910)	—	(440,910)	(882)	(441,792)
Share issuances, net of costs	10,171,808	660,044	—	—	660,044	—	660,044
Share-based compensation, net	132,782	(1,882)	—	—	(1,882)	—	(1,882)
Balance, March 31, 2022	601,566,581	$30,236,374	$(4,772,112)	$37,917	$25,502,179	$76,546	$25,578,725
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands) (unaudited)

	Three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$199,971	$96,236
Adjustments to net income:
Depreciation and amortization	403,762	177,985
Amortization of share-based compensation	5,002	3,697
Non-cash revenue adjustments	(14,180)	(1,163)
Loss on extinguishment of debt	—	46,473
Amortization of net premiums on mortgages payable	(3,561)	(280)
Amortization of net premiums on notes payable	(15,740)	(85)
Amortization of deferred financing costs	3,445	2,739
Loss on interest rate swaps	722	722
Foreign currency and derivative (gains) losses, net	590	(804)
Gain on sales of real estate	(10,156)	(8,401)
Income from unconsolidated entities	(954)	—
Distributions from unconsolidated entities	729	—
Provisions for impairment on real estate	7,038	2,720
Change in assets and liabilities
Accounts receivable and other assets	(17,698)	(21,367)
Accounts payable, accrued expenses and other liabilities	(45,491)	(32,019)
Net cash provided by operating activities	513,479	266,453
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(1,525,836)	(1,026,690)
Improvements to real estate, including leasing costs	(13,471)	(1,741)
Proceeds from sales of real estate	122,235	34,705
Insurance proceeds received	15,892	—
Non-refundable escrow deposits	(16,828)	—
Net cash used in investing activities	(1,418,008)	(993,726)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(438,280)	(260,697)
Borrowings on line of credit and commercial paper program	2,311,812	1,413,694
Payments on line of credit and commercial paper program	(2,328,990)	(735,489)
Proceeds from notes and bonds payable issued	676,631	—
Principal payment on notes payable	—	(950,000)
Principal payments on mortgages payable	(43,589)	(18,110)
Payments upon extinguishment of debt	—	(47,235)
Proceeds from dividend reinvestment and stock purchase plan	2,799	2,654
Proceeds from common stock offerings, net	656,094	669,590
Distributions to noncontrolling interests	(882)	(402)
Net receipts on derivative settlements	903	845
Debt issuance costs	(9,692)	—
Other items, including shares withheld upon vesting	(5,733)	(4,974)
Net cash provided by financing activities	821,073	69,876
Effect of exchange rate changes on cash and cash equivalents	(6,063)	48
Net decrease in cash, cash equivalents and restricted cash	(89,519)	(657,349)
Cash, cash equivalents and restricted cash, beginning of period	332,369	850,679
Cash, cash equivalents and restricted cash, end of period	$242,850	$193,330
For supplemental disclosures, see note 16.
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited)
1.Basis of Presentation
The consolidated financial statements of Realty Income Corporation (“Realty Income,” the “Company,” “we,” “our” or “us”) were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to our audited consolidated financial statements for the year ended December 31, 2021, which are included in our 2021 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report. The U.S. Dollar (“USD”) is our functional currency. Unless otherwise indicated, all dollar amounts are expressed in United States USD.
For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect at the balance sheet date. The resulting translation adjustments are included in accumulated other comprehensive income, or AOCI, in the consolidated balance sheets. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical exchange rate. Income statement accounts are translated using the average exchange rate for the period.
We and certain of our consolidated subsidiaries have intercompany and third-party debt that is not denominated in our functional currency. When the debt is remeasured to the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in foreign currency and derivative gains (losses), net in the consolidated statements of income.
At March 31, 2022, we owned 11,288 properties, located in all 50 U.S. states, Puerto Rico, the United Kingdom (U.K.,) and Spain, consisting of approximately 213.9 million leasable square feet.
2.Summary of Significant Accounting Policies and Procedures and New Accounting Standards
Principles of Consolidation. These consolidated financial statements include the accounts of Realty Income and all other entities in which we have a controlling financial interest. We evaluate whether we have a controlling financial interest in an entity in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation.

Voting interest entities are entities considered to have sufficient equity at risk and which the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. We consolidate voting interest entities in which we have a controlling financial interest, which we typically have through holding of a majority of the entity’s voting equity interests.

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
Lease Revenue Recognition and Accounts Receivable. The COVID-19 pandemic and the measures taken to limit its spread have negatively impacted the economy across many industries, including the industries in which some of our clients operate. These impacts may continue as the duration and severity of the pandemic increases. As a result, we have closely monitored the collectability of our accounts receivable and continue to evaluate the potential impacts of the COVID-19 pandemic and the measures taken to limit its spread on our business and industry segments as the situation continues to evolve and more information becomes available.

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

The majority of concessions granted to our clients as a result of the COVID-19 pandemic have been rent deferrals with the original lease term unchanged. In accordance with the guidance provided by the Financial Accounting Standards Board (FASB) staff, we have elected to account for these leases as if the right of deferral existed in the lease contract and therefore continue to recognize lease revenue in accordance with the lease contract in effect. In limited circumstances, the undiscounted cash flows resulting from deferrals granted increased significantly from original lease terms, which required us to account for these as lease modifications and resulted in an insignificant impact to consolidated rental revenue. Similarly, rent abatements granted, which are also accounted for as lease modifications, have impacted our rental revenue by an insignificant amount.

As of March 31, 2022, other than the information related to the reserves recorded to date, we do not have any further client specific information that would change our assessment that collection of substantially all of the future lease payments under our existing leases is probable. However, since the conversations regarding rent collections for our clients affected by the COVID-19 pandemic are ongoing and we do not currently know the types of future concessions, if any, that will ultimately be granted, there may be impacts in future periods that could change this assessment as the situation continues to evolve and as more information becomes available.
Investment in Unconsolidated Entities. We account for our investment in unconsolidated entity arrangements using the equity method of accounting as we have the ability to exercise significant influence, but not control, over operating and financing policies of these investments. We have determined that none of the unconsolidated entities would be considered VIEs under the applicable accounting guidance. Our equity method investments were acquired in our merger with VEREIT. As a result, the investments were recorded at fair value and subsequently will be adjusted for our share of equity in the entities' earnings and distributions received. The step-up in fair value was allocated to the individual investment assets and liabilities and is being amortized over the estimated useful life of the respective underlying tangible real estate assets, the lease term of the intangible real estate assets, and the remaining term of the assumed debt. Investment in unconsolidated entities is included in the accompanying consolidated balance sheets. We record our proportionate share of net income from the unconsolidated entities in other income, net in the consolidated statements of income and comprehensive income.
Newly Issued Accounting Standards. In July 2021, the FASB issued ASU 2021-05 establishing Topic 842, Lessors - Certain Leases with Variable Lease Payments. ASU 2021-05 improves ASC 842 classification guidance as it relates to a lessor's accounting for certain leases with variable lease payments. This guidance requires a lessor to classify a lease with variable payments that do not depend on an index or rate as an operating lease if either a sales-type lease or direct financing lease classification would trigger a day-one loss. This guidance is effective for reporting periods beginning after December 15, 2021, with early adoption permitted. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04 establishing Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and is effective between March 12, 2020, and December 31, 2022. The guidance may be elected over time as reference rate reform activities occur. We are currently evaluating the impact that the expected market transition from LIBOR to alternative references rates will have on our financial statements as well as the applicability of the aforementioned expedients and exceptions provided in ASU 2020-04.
3.Merger with VEREIT, Inc.
Merger with VEREIT
On November 1, 2021, we completed our merger with VEREIT, Inc. For further details, see note 3. Merger with VEREIT, Inc. and Orion Office REIT Inc. Divestiture, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.
Our merger with VEREIT has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, with Realty Income as the accounting acquirer, which requires, among other things, that the assets acquired, and liabilities assumed be recognized at their acquisition date fair value. The fair value of the consideration transferred on the date of the acquisition is as follows (in thousands, except share and per share data):

Shares of VEREIT common stock and VEREIT Operating Partnership, L.P. ("OP") common units exchanged (1)	229,304,035
Exchange Ratio	0.705
161,659,345
Less: Fractional shares settled in cash	(1,545)
Shares of Realty Income common stock and Realty Income L.P. units issued	161,657,800
Adjusted opening price of Realty common stock on November 1, 2021 (2)	$71.236
Fair value of Realty common stock issued to former holders of VEREIT common stock and VEREIT OP common units	$11,515,855
Fair value of VEREIT's equity-based compensation awards attributable to pre-combination services (3)	44,020
Total non-cash consideration	11,559,875
Cash paid for fractional shares	110
VEREIT indebtedness paid off in connection with the merger (4)	500,414
Consideration transferred	$12,060,399
(1) Includes 229,152,001 shares of VEREIT common stock and 152,034 VEREIT OP common units outstanding as of November 1, 2021. Under the Merger Agreement, these shares and units were converted to Realty Income common stock, or in certain instances, Realty Income L.P. units, at an Exchange Ratio of 0.705 per share of VEREIT common stock or VEREIT OP common unit, as applicable.
(2) The fair value of Realty Income common stock issued to former holders of VEREIT common stock and VEREIT OP common units is based on the per share opening price of Realty Income common stock of $71.00 on November 1, 2021, adjusted for the monthly dividend of $0.236 per share that former holders of VEREIT common stock and VEREIT OP common units were eligible to receive when such dividend was paid on November 15, 2021.
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
(4) Represents the outstanding balance of the VEREIT revolving credit facility repaid by Realty Income in connection with the closing of the merger. The amount shown in the table above was based upon the balance outstanding immediately prior to November 1, 2021.

A.    Preliminary Purchase Price Allocation
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

ASSETS
Land	$3,021,906
Buildings	8,677,467
Total real estate held for investment	11,699,373
Cash and cash equivalents	128,411
Accounts receivable	53,355
Lease intangible assets (1)	3,204,773
Goodwill	3,698,123
Investment in unconsolidated entities	194,876
Other assets	308,910
Total assets acquired	$19,287,821

LIABILITIES
Accounts payable and accrued expenses	$139,836
Lease intangible liabilities (2)	949,349
Other liabilities	320,893
Mortgages payable	869,027
Notes payable	4,946,965
Total liabilities assumed	$7,226,070
Net assets acquired, at fair value	$12,061,751

Noncontrolling interests	$1,352
Total purchase price	$12,060,399
(1) The weighted average amortization period for acquired lease intangible assets is 9.3 years.
(2) The weighted average amortization period for acquired lease intangible liabilities is 25.5 years.
The assessment of fair value is preliminary and is based on information that was available to management at the time the consolidated financial statements were prepared. Measurement period adjustments will be recorded in the future period in which they are determined, as if they had been completed at the acquisition date. The finalization of our purchase accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed up to a year after the date of our merger with VEREIT, which could be material.
Due to the timing and complexity of the merger, we recorded the assets acquired and liabilities assumed at their preliminary estimated fair values. As of March 31, 2022, we had not finalized the determination of fair values allocated to certain assets and liabilities, including land, buildings, lease intangible assets, lease intangible liabilities, and the allocation of goodwill. The preliminary purchase price allocation is subject to change as we complete our analysis of the fair value at the date of the transactions, which could have an impact on our consolidated financial statements.
A preliminary estimate of approximately $3.70 billion has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. The recognized goodwill is attributable to expected synergies and benefits arising from the merger transaction, including anticipated financing and overhead cost savings, potential economies of scale benefits in both customer and vendor relationships and the employee workforce onboarded from VEREIT following the closing of the merger. Goodwill has not yet been allocated to our individual operating segments; the allocation is pending the finalization of our purchase accounting. None of the goodwill recognized is expected to be deductible for tax purposes.
B.    Merger and Integration-related Costs
In conjunction with our merger with VEREIT, we incurred approximately $6.5 million of transaction costs during the three months ended March 31, 2022. There were no comparable costs incurred during the three months ended

March 31, 2021, as the merger was first announced in April 2021 and associated costs began to accrue during the second quarter of 2021. Merger and integration-related costs for the three months ended March 31, 2022, primarily consist of attorney fees, accountant fees and additional incremental and non-recurring costs necessary to convert data and systems, retain employees and otherwise enable us to operate the acquired business or assets efficiently.
C.    Unaudited Pro Forma Financial Information
Our consolidated results of operations for the three months ended March 31, 2022, include $258.3 million of revenues and $17.0 million of net income associated with the results of operations of VEREIT OP.
The following unaudited pro forma information presents a summary of our combined results of operations for the three months ended March 31, 2021, as if our merger with VEREIT had occurred on January 1, 2020 (in millions, except per share data). There are no pro forma adjustments for the three months ended March 31, 2022, as the merger was completed November 1, 2021. Amounts for the three months ended March 31, 2022, are presented for comparative purposes. The following pro forma financial information is not necessarily indicative of the results of operations had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses. In accordance with ASC 805, Business Combinations, the following information excludes the impact of the spin-off of office assets to Orion Office REIT Inc.

	Three Months Ended March 31,
	2022	2021
Total revenues	$807.3	$742.5
Net income	$200.0	$189.8
Basic and diluted earnings per share	$0.34	$0.36

4.Supplemental Detail for Certain Components of Consolidated Balance Sheets (dollars in thousands):

A.	Accounts Receivable, net, consist of the following at:	March 31, 2022	December 31, 2021
	Straight-line rent receivables, net	$261,302	$231,943
	Client receivables, net	206,863	194,825
		$468,165	$426,768

B.	Lease intangible assets, net, consist of the following at:	March 31, 2022	December 31, 2021
	In-place leases	$4,879,348	$4,791,846
	Accumulated amortization of in-place leases	(956,982)	(804,050)
	Above-market leases	1,601,305	1,591,382
	Accumulated amortization of above-market leases	(336,391)	(303,874)
		$5,187,280	$5,275,304

C.	Other assets, net, consist of the following at:	March 31, 2022	December 31, 2021
	Right of use asset - operating leases, net	$610,601	$631,515
	Financing receivables	438,743	323,921
	Right of use asset - financing leases	369,908	218,332
	Restricted escrow deposits	84,066	68,541
	Derivative assets and receivables – at fair value	74,694	29,593
	Prepaid expenses	35,165	18,062
	Non-refundable escrow deposits	16,828	28,560
	Corporate assets, net	11,534	10,915
	Investment in sales type lease	7,506	7,492
	Impounds related to mortgages payable	7,160	5,249
	Note receivable	4,732	4,455
	Credit facility origination costs, net	3,661	4,352
	Other items	15,211	18,592
		$1,679,809	$1,369,579

D.	Accounts payable and accrued expenses consist of the following at:	March 31, 2022	December 31, 2021
	Notes payable - interest payable	$111,171	$108,227
	Property taxes payable	32,200	36,173
	Derivative liabilities and payables – at fair value	30,728	70,617
	Value-added tax payable	22,728	11,297
	Accrued property expenses	21,160	27,344
	Accrued costs on properties under development	19,560	19,665
	Accrued income taxes	17,305	19,152
	Merger and integration related costs	5,205	10,699
	Mortgages, term loans, and credit line - interest payable	4,099	3,874
	Other items	41,418	44,080
		$305,574	$351,128

E.	Lease intangible liabilities, net, consist of the following at:	March 31, 2022	December 31, 2021
	Below-market leases	$1,523,238	$1,460,701
	Accumulated amortization of below-market leases	(172,868)	(152,480)
		$1,350,370	$1,308,221

F.	Other liabilities consist of the following at:	March 31, 2022	December 31, 2021
	Lease liability - operating leases, net	$440,084	$461,748
	Rent received in advance and other deferred revenue	253,731	242,122
	Security deposits	11,323	11,340
	Lease liability - financing leases	41,166	43,987
		$746,304	$759,197

5. Investments in Real Estate
We acquire land, buildings and improvements necessary for the successful operations of commercial clients.
A.    Acquisitions During the Three Months Ended March 31, 2022, and 2021
Below is a summary of our acquisitions for the three months ended March 31, 2022:

	Number of Properties	Leasable Square Feet (in thousands)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield (1)
Three months ended March 31, 2022 (2)
Acquisitions - U.S.	139	2,627	$629.8	15.0	5.7%
Acquisitions - Europe	21	2,772	794.2	8.9	5.5%
Total acquisitions	160	5,399	$1,424.0	11.8	5.6%
Properties under development (3)	53	1,868	131.3	17.3	5.7%
Total (4)	213	7,267	$1,555.3	12.3	5.6%
(1)The initial average cash lease yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property. Since it is possible that a client could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above. Contractual net operating income used in the calculation of initial average cash yield includes approximately $4.3 million received as settlement credits for 16 properties as reimbursement of free rent periods for the three months ended March 31, 2022.
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
(2)None of our investments during the three months ended March 31, 2022, caused any one client to be 10% or more of our total assets at March 31, 2022.
(3)Includes one U.K. development property that represents an investment of £1.7 million Sterling during the three months ended March 31, 2022, converted at the applicable exchange rate on the funding date.
(4)Our clients occupying the new properties are 85.4% retail and 14.6% industrial, based on rental revenue. Approximately 26% of the rental revenue generated from acquisitions during the three months ended March 31, 2022, is from investment grade rated clients, their subsidiaries or affiliated companies.
The acquisitions during the three months ended March 31, 2022, which had no associated contingent consideration, were allocated as follows (in millions):

	Acquisitions - U.S.	Acquisitions - U.K.
Three months ended March 31, 2022	(USD)	(£ Sterling)
Land	$203.5	£208.7
Buildings and improvements	368.5	237.1
Lease intangible assets (1)	59.0	96.5
Other assets (2)	117.8	98.3
Lease intangible liabilities (3)	(8.4)	(46.4)
Other liabilities (4)	(12.5)	—
	$727.9	£594.2
(1) The weighted average amortization period for acquired lease intangible assets is 10.8 years.
(2) U.S. other assets consists of $99.6 million of financing receivables with above-market terms and $18.2 million of right-of-use assets accounted for as finance leases. U.K. other assets consists entirely of right-of-use assets accounted for as finance leases.
(3) The weighted average amortization period for acquired lease intangible liabilities is 10.3 years.
(4) U.S. other liabilities consists entirely of deferred rent on certain below-market leases.
The properties acquired during the three months ended March 31, 2022, which were all accounted for as asset acquisitions, generated total revenues of $7.2 million and net income of $2.7 million during the three months ended March 31, 2022.

Below is a summary of our acquisitions for the three months ended March 31, 2021:

	Number of Properties	Leasable Square Feet (in thousands)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield (1)
Three months ended March 31, 2021 (1)
Acquisitions - U.S.	77	2,299	$566.9	13.5	5.6%
Acquisitions - Europe	12	933	403.0	10.6	4.9%
Total acquisitions	89	3,232	$969.9	12.4	5.3%
Properties under development - U.S.	21	1,597	57.9	15.5	5.6%
Total (2)	110	4,829	$1,027.8	12.6	5.3%
(1)None of our investments during the three months ended March 31, 2021, caused any one client to be 10% or more of our total assets at March 31, 2021.
(2) Our clients occupying the new properties are 65.1% retail and 34.9% industrial, based on rental revenue. Approximately 39% of the rental revenue generated from acquisitions during the three months ended March 31, 2021, was from investment grade rated clients, their subsidiaries or affiliated companies.
The acquisitions during the three months ended March 31, 2021, which had no associated contingent consideration, were allocated as follows (in millions):

	Acquisitions - U.S.	Acquisitions - U.K.
Three months ended March 31, 2021	(USD)	(£ Sterling)
Land (1)	$208.0	£117.3
Buildings and improvements	295.8	129.0
Lease intangible assets (2)	94.5	44.8
Other assets (3)	16.7	—
Lease intangible liabilities (4)	(1.4)	(0.9)
Other liabilities (5)	(21.6)	—
	$592.0	£290.2
(1) U.K. land includes £560,000 of right of use assets under long-term ground leases.
(2) The weighted average amortization period for acquired lease intangible assets is 16.8 years.
(3) U.S. other assets consists entirely of financing receivables with above-market terms.
(4) The weighted average amortization period for acquired lease intangible liabilities is 11.9 years.
(5) U.S. other liabilities consists of deferred rent on certain below-market leases.
The properties acquired during the three months ended March 31, 2021, which were all accounted for as asset acquisitions, generated total revenues of $5.1 million and net income of $2.0 million during the three months ended March 31, 2021.
B.    Investments in Existing Properties
During the three months ended March 31, 2022, we capitalized costs of $12.0 million on existing properties in our portfolio, consisting of $2.4 million for re-leasing costs, $13,000 for recurring capital expenditures, and $9.6 million for non-recurring building improvements. In comparison, during the three months ended March 31, 2021, we capitalized costs of $1.5 million on existing properties in our portfolio, consisting of $706,000 for re-leasing costs, $23,000 for recurring capital expenditures, and $769,000 for non-recurring building improvements.
C.    Properties with Existing Leases
Of the $1.56 billion we invested during the three months ended March 31, 2022, approximately $131.3 million related to development. Of the $1.42 billion invested outside of development, $969.5 million was used to acquire 52 properties with existing leases. In comparison, of the $1.03 billion we invested during the three months ended March 31, 2021, $57.9 million related to development. Of the $969.9 million invested outside of development, $856.8 million was used to acquire 68 properties with existing leases. The value of the in-place and above-market leases is recorded to lease intangible assets, net on our consolidated balance sheets, and the value of the below-market leases is recorded to lease intangible liabilities, net on our consolidated balance sheets.
The values of the in-place leases are amortized as depreciation and amortization expense. The amounts amortized to expense for all of our in-place leases, for the three months ended March 31, 2022, and 2021 were $160.1 million and $35.8 million, respectively.

The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue on our consolidated statements of income and comprehensive income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the three months ended March 31, 2022, and 2021 were $21.9 million and $12.4 million, respectively. If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.
The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at March 31, 2022 (dollars in thousands):

	Net increase (decrease) to rental revenue	Increase to amortization expense
2022	$(39,868)	$464,651
2023	(51,544)	534,554
2024	(45,665)	474,373
2025	(39,619)	406,059
2026	(31,334)	361,695
Thereafter	293,486	1,681,034
Totals	$85,456	$3,922,366
D.          Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Three months ended March 31,
	2022	2021
Number of properties	34	27
Net sales proceeds	$122.2	$34.7
Gain on sales of real estate	$10.2	$8.4
E.           Investment in Unconsolidated Entities
The following is a summary of our investments in unconsolidated entities as of March 31, 2022 (in thousands):

	Ownership % (1)	Number of Properties	Carrying Amount of Investment as of (2)		Equity in Income (2)
Investment	March 31, 2022		March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Industrial Partnerships	20%	7	$141,191	$140,967	$954	$—
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
(2) The total carrying amount of the investments was greater than the underlying equity in net assets by $100.4 million as of March 31, 2022. The difference relates to a step-up in fair value of the investment net assets acquired in connection with the merger with VEREIT on November 1, 2021. The step up in fair value was allocated to the individual investment assets and liabilities and is being amortized over the estimated useful life of the respective underlying tangible real estate assets, the lease term of the intangible real estate assets, and the remaining term of the mortgages payable. Prior to November 1, 2021, we did not own any unconsolidated entities.

The aggregate debt outstanding for unconsolidated entities was $431.8 million as of March 31, 2022, and December 31, 2021, all of which is non-recourse to us with limited customary exceptions which vary from loan to loan.

Each of us and our unconsolidated entity partners are subject to the provisions of the applicable entity agreements for our unconsolidated partnerships, which include provisions for when additional contributions may be required to fund certain cash shortfalls.

6.Revolving Credit Facility and Commercial Paper Program
A.    Credit Facility
We have a $3.0 billion unsecured revolving credit facility with an initial term that expires in March 2023 and includes, at our option, two six-month extensions. The revolving credit facility allows us to borrow in up to 14 currencies, including U.S. dollars, and has a $1.0 billion expansion option, which is subject to obtaining lender commitments. Under our credit facility, our investment grade credit ratings as of March 31, 2022, provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR. The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our revolving credit facility. Our revolving credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

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

In April 2022, we amended our Credit Facility. See note 20, Subsequent Events.
At March 31, 2022, credit facility origination costs of $3.7 million are included in other assets, net, as compared to $4.4 million at December 31, 2021, on our consolidated balance sheet. These costs are being amortized over the remaining term of our revolving credit facility.
At March 31, 2022, we had a borrowing capacity of $2.43 billion available on our revolving credit facility (subject to customary conditions to borrowing) and $569.6 million outstanding balance, as compared to an outstanding balance at December 31, 2021, of $650.0 million.
The weighted average interest rate on outstanding borrowings under our revolving credit facility was 1.1% during the three months ended March 31, 2022, and 0.8% during the three months ended March 31, 2021. At March 31, 2022, our weighted average interest rate on borrowings outstanding under our revolving credit facility was 1.2%. Our revolving credit facility is subject to various leverage and interest coverage ratio limitations, and at March 31, 2022, we were in compliance with the covenants on our revolving credit facility.
B.    Commercial Paper Program
We have a U.S. dollar-denominated unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding of $1.0 billion. The commercial paper ranks on a parity in right of payment with all of our other unsecured senior indebtedness outstanding from time to time, including borrowings under our revolving credit facility, our term loan and our outstanding senior unsecured notes. Proceeds from commercial paper borrowings are generally used for general corporate purposes. As of March 31, 2022, the balance of borrowings outstanding under our commercial paper program was $950.0 million as compared to $901.4 million outstanding commercial paper borrowings at December 31, 2021. The weighted average interest rate on outstanding borrowings under our commercial paper program was 0.5% for the three months ended March 31, 2022, and 0.3% for the three months ended March 31, 2021. As of March 31, 2022, our weighted average interest rate on borrowings outstanding under our commercial paper program was 0.8%. We use our $3.0 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper program. The commercial paper borrowings generally carry a term of less than a year.

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
At March 31, 2022, deferred financing costs of $394,000 are included net of the term loan principal balance, as compared to $443,000 at December 31, 2021, on our consolidated balance sheet. These costs are being amortized over the remaining term of the term loan.
8.Mortgages Payable
During the three months ended March 31, 2022, we made $43.6 million in principal payments, including the repayment of one mortgage in full for $42.5 million. During the three months ended March 31, 2021, we made $18.1 million in principal payments, including the repayment of three mortgages in full for $17.2 million. No mortgages were assumed during the three months ended March 31, 2022, or the three months ended March 31, 2021. Assumed mortgages are secured by the properties on which the debt was placed and are considered non-recourse debt with limited customary exceptions which vary from loan to loan.
Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At March 31, 2022, we were in compliance with these covenants.
The balance of our deferred financing costs, which are classified as part of mortgages payable, net, on our consolidated balance sheets, was $713,000 at March 31, 2022, and $790,000 at December 31, 2021. These costs are being amortized over the remaining term of each mortgage.
The following table summarizes our mortgages payable as of March 31, 2022, and December 31, 2021, respectively (dollars in thousands):

As Of	Number of Properties (1)	Weighted Average Stated Interest Rate (2)	Weighted Average Effective Interest Rate (3)	Weighted Average Remaining Years Until Maturity	Remaining Principal Balance	Unamortized Premium and Deferred Financing Costs Balance, net	Mortgage Payable Balance
3/31/2022	221	4.8%	3.4%	1.6	$1,069,311	$24,288	$1,093,599
12/31/2021	267	4.8%	3.5%	1.8	$1,114,129	$27,866	$1,141,995
(1)At March 31, 2022, there were 21 mortgages on 221 properties. At December 31, 2021, there were 22 mortgages on 267 properties. With the exception of one Sterling-denominated mortgage which is paid quarterly, the mortgages require monthly payments with principal payments due at maturity. At March 31, 2022, and December 31, 2021, all mortgages were at fixed interest rates.
(2) Stated interest rates ranged from 3.0% to 6.9% at each of March 31, 2022, and December 31, 2021.
(3) Effective interest rates ranged from 2.6% to 6.0% at each of March 31, 2022, and December 31, 2021.
The following table summarizes the maturity of mortgages payable, excluding net premiums of $25.0 million and deferred financing costs of $713,000, as of March 31, 2022 (dollars in millions):

Year of Maturity	Principal
2022	$227.5
2023	62.1
2024	733.0
2025	40.8
2026	1.2
Thereafter	4.7
Totals	$1,069.3

9.Notes Payable
A.    General
Our senior unsecured notes and bonds are U.S. dollar denominated and Sterling denominated. Foreign denominated notes are converted at the applicable exchange rate on the balance sheet date. The following are sorted by maturity date (in millions):

	Principal Amount (Currency Denomination)	Carrying Value (USD) as of
		March 31, 2022	December 31, 2021
4.600% notes, $500 issued February 2014, of which $485 was exchanged in November 2021, both due in February 2024 (1)	$500	$500	$500
3.875% notes, issued in June 2014 and due in July 2024	$350	350	350
3.875% notes, issued in April 2018 and due in April 2025	$500	500	500
4.625% notes, $550 issued October 2018, of which $544 was exchanged in November 2021, both due in November 2025 (1)	$550	550	550
0.750% notes, issued December 2020 and due in March 2026	$325	325	325
4.875% notes, $600 issued June 2016, of which $596 was exchanged in November 2021, both due in June 2026 (1)	$600	600	600
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	$650	650	650
1.875% notes, issued in January 2022 and due in January 2027	£250	329	—
3.000% notes, issued in October 2016 and due in January 2027	$600	600	600
1.125% notes, issued in July 2021 and due in July 2027	£400	526	541
3.950% notes, $600 issued August 2017, of which $594 was exchanged in November 2021, both due in August 2027 (1)	$600	600	600
3.650% notes, issued in December 2017 and due in January 2028	$550	550	550
3.400% notes, $600 issued June 2020, of which $598 was exchanged in November 2021, both due in January 2028 (1)	$600	600	600
2.200% notes, $500 issued November 2020, of which $497 was exchanged in November 2021, both due in June 2028 (1)	$500	500	500
3.250% notes, issued in June 2019 and due in June 2029	$500	500	500
3.100% notes, $600 issued December 2019, of which $596 was exchanged in November 2021, both due in December 2029 (1)(2)	$599	599	599
1.625% notes, issued in October 2020 and due December 2030	£400	526	541
3.250% notes, $600 issued in May 2020 and $350 issued in July 2020, both due in January 2031	$950	950	950
2.850% notes, $700 issued November 2020, of which $699 was exchanged in November 2021, both due in December 2032 (1)	$700	700	700
1.800% notes, issued in December 2020 and due in March 2033	$400	400	400
1.750% notes, issued in July 2021 and due in July 2033	£350	460	474
2.730% notes, issued in May 2019 and due in May 2034	£315	413	427
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	$250	250	250
2.500% notes, issued in January 2022 and due in January 2042	£250	329	—
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	$550	550	550
Total principal amount		$12,857	$12,257
Unamortized net premiums and deferred financing costs		212	243
		$13,069	$12,500
(1) Carrying Value (USD) includes the portion of the VEREIT OP notes that remained outstanding, totaling $39.1 million in the aggregate at each of March 31, 2022, and December 31, 2021, that were not exchanged in the exchange offers commenced by us with respect to the outstanding bonds of VEREIT OP in connection with the consummation of the merger with VEREIT (the "Exchange Offers").
(2) These notes were originally issued by VEREIT OP in December of 2019 for the principal amount of $600 million. The amount of Realty Income debt issued through the Exchange Offers was $599 million, resulting from cancellations due to late tenders that forfeited the early participation premium of $30 per $1,000 principal amount and cash paid in lieu of fractional shares.

In April 2022 we entered into a definitive agreement for the private placement of £600 million of senior unsecured notes. See note 20, Subsequent Events.
The following table summarizes the maturity of our notes and bonds payable as of March 31, 2022, excluding net unamortized premiums of $272.7 million and deferred financing costs of $60.6 million (dollars in millions):

Year of Maturity	Principal
2024	$850
2025	1,050
2026	1,575
Thereafter	9,382
Totals	$12,857
As of March 31, 2022, the weighted average interest rate on our notes and bonds payable was 3.2% and the weighted average remaining years until maturity was 7.7 years.
Interest incurred on all of the notes and bonds was $103.1 million and $63.2 million for the three months ended March 31, 2022, and March 31, 2021, respectively.
Our outstanding notes and bonds are unsecured; accordingly, we have not pledged any assets as collateral for these or any other obligations. Interest on our £400 million of 1.625% senior unsecured notes issued in October 2020, our £400 million of 1.125% senior unsecured notes issued in July 2021, our £350 million of 1.750% senior unsecured notes also issued in July 2021, our £250 million of 1.875% senior unsecured notes issued in January 2022, and £250 million of 2.500% senior unsecured notes also issued in January 2022 is paid annually. Interest on our remaining senior unsecured note and bond obligations is paid semiannually.
All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and(iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. At March 31, 2022, we were in compliance with these covenants.
B.    Note Repayment
In January 2021, we redeemed all $950.0 million in principal amount of our outstanding 3.250% notes due October 2022, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $46.5 million loss on extinguishment of debt on our consolidated statement of income for the three months ended March 31, 2021. There were no comparable repayments for the three months ended March 31, 2022.
C.    Note Issuances
During the three months ended March 31, 2022, we issued the following notes and bonds (in millions):

First Quarter 2022 Issuances	Date of Issuance	Maturity Date	Principal amount used	Price of par value	Effective yield to maturity
1.875% Notes	January 2022	January 2027	£250	99.487%	1.974%
2.500% Notes	January 2022	January 2042	£250	98.445%	2.584%

There were no comparable note issuances during the three months ended March 31, 2021.

The proceeds from each of these offerings were used to repay borrowings outstanding under our credit facility, to fund investment opportunities, and for other general corporate purposes
10.Issuances of Common Stock
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
There were no comparative offerings during the three months ended March 31, 2022.
B.    At-the-Market (ATM) Program
Under our "at-the-market" equity distribution plan, or our ATM program, up to 69,088,433 shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the New York Stock Exchange ("NYSE: O") at prevailing market prices or at negotiated prices. At March 31, 2022, we had 19,314,282 shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder. During the three months ended March 31, 2022, we issued 10,073,209 shares and raised approximately $660.2 million of gross proceeds under the ATM program. We did not issue any shares under the ATM program during the three months ended March 31, 2021.
C.    Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued. At March 31, 2022, we had 11,294,008 shares remaining for future issuance under our DRSPP program.
The following table outlines common stock issuances pursuant to our DRSPP program (dollars in millions):

	Three months ended March 31,
	2022	2021
Shares of common stock issued under the DRSPP program	41,371	43,394
Gross proceeds	$2.8	$2.7
Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during the three months ended March 31, 2022, or 2021.

11.    Noncontrolling Interests
There are four entities with noncontrolling interests that we consolidate, including an operating partnership, Realty Income, L.P., a joint venture acquired in 2019, and two development joint ventures, one acquired in 2020 and one acquired in May 2021. The following table represents the change in the carrying value of all noncontrolling interests through March 31, 2022 (dollars in thousands):

	Realty Income, L.P. units (1)	Other Noncontrolling Interests	Total
Carrying value at December 31, 2021	$62,416	$14,410	$76,826
Distributions	(814)	(68)	(882)
Allocation of net income	544	58	602
Carrying value at March 31, 2022	$62,146	$14,400	$76,546
(1)  242,007 units were issued on March 30, 2018, 131,790 units were issued on April 30, 2018, 89,322 units were issued on March 28, 2019, 56,400 units were issued on November 1, 2021, 300,604 units were issued on November 30, 2021, and 240,586 units were issued on December 30, 2021. 1,060,709 remained outstanding as of both March 31, 2022, and December 31, 2021.
At March 31, 2022, Realty Income, L.P. and certain of our joint venture investments are considered VIEs in which we were deemed the primary beneficiary based on our controlling financial interests. Below is a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets at March 31, 2022, and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Net real estate	$693,411	$688,229
Total assets	$795,068	$795,670
Total liabilities	$54,957	$57,057
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

•Level 2 – Valuation Technique Using Observable Inputs
Financial instruments classified as Level 2 are valued using quoted prices for identical instruments in markets that are not considered to be active, or quoted prices for similar assets or liabilities in active markets, or valuation techniques in which all significant inputs are observable or can be corroborated by observable market data for substantially the entire contractual term of the financial asset or liability.

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

March 31, 2022	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$1,069.3	$1,060.5
Notes and bonds payable (2)	$12,856.6	$12,653.3

December 31, 2021	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$1,114.1	$1,154.7
Notes and bonds payable (2)	$12,257.3	$13,114.5
(1)Excludes non-cash net premiums recorded on the mortgages payable. The unamortized balance of these net premiums was $25.0 million at March 31, 2022, and $28.7 million at December 31, 2021. Also excludes deferred financing costs of $713,000 at March 31, 2022, and $790,000 at December 31, 2021.
(2)Excludes non-cash premiums and discounts recorded on notes payable. The unamortized balance of the net premiums was $272.7 million at March 31, 2022, and $295.5 million at December 31, 2021. Also excludes deferred financing costs of $60.6 million at March 31, 2022, and $53.1 million at December 31, 2021.
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
The estimated fair values of our publicly-traded senior notes and bonds payable are based upon indicative market prices and recent trading activity of our senior notes and bonds payable, including the senior notes and bonds payable assumed in the debt exchange offer on November 9, 2021, in connection with our merger with VEREIT. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to our notes and bonds payable is categorized as level two on the three-level valuation hierarchy.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within level two on the three-level valuation hierarchy, the credit valuation adjustments associated with our derivatives utilize level three inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at March 31, 2022, and December 31, 2021, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified as level two.
Items Measured at Fair Value on a Non-Recurring Basis
Certain financial and nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments only under certain circumstances, such as when an impairment write-down occurs.

The following table summarizes our provisions for impairment during the periods indicated below (dollars in millions):

	Three Months Ended March 31,
	2022	2021
Total provisions for impairment (1)	$7.0	$2.7
Number of properties:
Classified as held for sale	18	1
Classified as held for investment	—	2
Sold	16	18
(1) During the three months ended March 31, 2022, we recorded total provisions for impairment of $7.0 million, which reduced the carrying value of the properties from $44.8 million to their estimated fair value of $37.8 million. During the three months ended March 31, 2021, we recorded total provisions for impairment of $2.7 million, which reduced the carrying value of the properties from $16.0 million to their estimated fair value of $13.3 million.
Derivative Designated as Hedging Instruments
In order to hedge the foreign currency risk associated with interest payments on intercompany loans denominated in British Pound Sterling, or GBP, we initiated a hedging strategy to enter into foreign currency forward contracts to sell GBP and buy U.S. Dollars, or USD. These foreign currency forwards are designated as cash flow hedges. Forward points on the forward contracts are included in the assessment of hedge effectiveness. Amounts reported in other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to other gains and (losses) in the same period during which the hedged forecasted transactions affect earnings.
As of March 31, 2022, we had one interest rate swap in place on our $250.0 million unsecured term loan. Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. We designated this interest rate swap as a cash flow hedge in accordance with Topic 815, Derivatives and Hedging. This interest rate swap is recorded on the consolidated balances sheets at fair value. Changes to fair value are recorded to accumulated other comprehensive income, or AOCI, and are amortized through interest expense over the term of the associated debt.
The following table summarizes the amount of unrealized gain (loss) on derivatives in other comprehensive income during the periods indicated below (in thousands):

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2022	2021
Currency swaps	$1,895	$(1,620)
Interest rate swaps	39,005	48,029
Foreign currency forwards	2,790	—
Total unrealized gain on derivatives	$43,690	$46,409
The following table summarizes the amount of gain (loss) on derivatives reclassified from accumulated other comprehensive income (loss) during the periods indicated below (in thousands):

		Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	2022	2021
Currency swaps	Foreign currency and derivative gains (losses), net	$6,114	$(1,152)
Interest rate swaps	Interest expense	(2,530)	(2,541)
Net increase (decrease) to net income		$3,584	$(3,693)
We expect to reclassify $6.1 million from AOCI as an increase to interest expense relating to interest rate swaps and $5.3 million from AOCI to foreign currency gain relating to cross-currency swaps within the next twelve months.

Derivatives Not Designated as Hedging Instruments
Based on our potential exposure to changes in foreign currency exchange rate, primarily in British Pound Sterling and, to a lesser extent, the Euro, we initiated a program in the third quarter of 2021 to enter into foreign currency collars. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. Our foreign currency collars generally have maturities of five months or less and are not designated as hedge instruments for accounting purposes. The gains or loss on these derivative contracts are recognized in Foreign currency and derivative gains (losses), net based on the changes in fair value.
In addition, we enter into currency exchange swap agreements to reduce the effects of currency exchange rate fluctuations between the British Pound Sterling and Euro. These derivative contracts generally mature within one to three months and are not designated as hedge instruments for accounting purposes. As the currency exchange swap is not accounted for as a hedging instrument, the change in fair value is recorded in earnings through the caption entitled 'Foreign currency and derivative gains (losses), net' in the consolidated statements of income and comprehensive income.
The following table details our foreign currency and derivative gains (losses), net included in income (in thousands):

	Three Months Ended March 31,
	2022	2021
Realized foreign currency and derivative gains (losses), net:
Losses on the settlement of undesignated derivatives	$(2,681)	$—
Gains (losses) on the settlement of designated derivatives reclassified from AOCI	6,114	(1,152)
Loss on the settlement of transactions with third parties	(52)	—
Total realized foreign currency and derivative gains, net	3,381	(1,152)

Unrealized foreign currency and derivative gains (losses), net:
Gains on the change in fair value of undesignated derivatives	22,720	3,724
Losses on remeasurement of certain assets and liabilities	(26,691)	(1,768)
Total unrealized foreign currency and derivative gains (losses), net	(3,971)	1,956
Total foreign currency and derivative gains (losses), net	$(590)	$804

The following table summarizes the terms and fair values of our derivative financial instruments at March 31, 2022, and December 31, 2021 (dollars in millions):

Derivative Type	Number of Instruments (1)	Accounting Classification	Notional Amount as of		Weighted Average Strike Rate (2)	Maturity Date (3)	Fair Value - asset (liability) as of
Derivatives Designated as Hedging Instruments			March 31, 2022	December 31, 2021			March 31, 2022	December 31, 2021
Interest rate swap	1	Derivative	$250.0	$250.0	3.04%	March 2024	$(3.2)	$(11.9)
Cross-currency swaps (4)	4	Derivative	166.3	166.3	(5)	May 2034	(7.2)	(13.8)
Foreign currency forwards	29	Derivative	166.4	176.1	(6)	Apr 2022 - Aug 2024	10.3	7.6
Forward-starting swaps (7)	4	Derivative	300.0	300.0	1.86%	Nov 2032 - Jun 2033	14.9	(3.2)
Forward-starting swaps (7)	2	Hybrid Debt	200.0	200.0	1.93%	Nov 2032 - Jun 2033	6.5	(5.1)
			$1,082.7	$1,092.4			$21.3	$(26.4)
Derivatives not Designated as Hedging Instruments
Currency exchange swaps (8)	4	Derivative	1,361.4	1,639.5	(9)	Apr 2022 - Jul 2022	22.7	(14.7)

Total of all Derivatives			$2,444.1	$2,731.9			$44.0	$(41.1)
(1)This column represents the number of instruments outstanding as of March 31, 2022.
(2)Weighted average strike rate is calculated using the current notional value as of March 31, 2022.
(3)This column represents maturity dates for instruments outstanding as of March 31, 2022.
(4)Represents four British Pound Sterling, or GBP, cross-currency swaps with notional amount of $166.3 million.
(5)GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD weighted average fixed rate at 9.78%.
(6)Weighted average forward GBP-USD exchange rate of 1.41.
(7)There were five treasury rate locks entered into during February 2020 that were terminated in June 2020 and converted into six forward starting interest rate swaps through a cashless settlement.
(8)Represents two GBP currency exchange swaps with notional amount of $1.09 billion and two Euro, or EUR, currency exchange swaps with notional amount of $268.3 million.
(9)Weighted average Forward GBP-USD exchange rate of 1.34 and Weighted Average Forward EUR-USD exchange rate of 1.11.
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

13.     Operating Leases
A. At March 31, 2022, we owned 11,288 properties in all 50 U.S. states, Puerto Rico, the U.K. and Spain. Of the 11,288 properties, 11,180, or 99.0%, are single-client properties, and the remaining are multi-client properties. At March 31, 2022, 156 properties were available for lease or sale.
Substantially all of our leases are net leases where our client pays or reimburses us for property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.
Rent based on a percentage of our client's gross sales, or percentage rents, for the three months ended March 31, 2022, and 2021 was $3.7 million and $1.0 million, respectively.
B. Major Clients - No individual client’s rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the three months ended March 31, 2022, and 2021.
14.    Distributions Paid and Payable
We pay monthly distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for the three months ended March 31, 2022, and 2021:

Month	2022	2021
January	$0.2465	$0.2345
February	0.2465	0.2345
March	0.2465	0.2345
Total	$0.7395	$0.7035
At March 31, 2022, a distribution of $0.2470 per common share was payable and was paid in April 2022.
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
The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Three months ended March 31,
	2022	2021
Weighted average shares used for the basic net income per share computation	593,827,299	371,522,607
Incremental shares from share-based compensation	214,540	79,294
Weighted average shares used for diluted net income per share computation	594,041,839	371,601,901
Unvested shares from share based compensation that were anti-dilutive	70,256	220,946
Weighted average partnership common units convertible to common shares that were anti-dilutive	1,060,709	463,119

16.    Supplemental Disclosures of Cash Flow Information
The following table summarizes our supplemental cash flow information during the periods indicated below (dollars in thousands):

	Three months ended March 31,
	2022	2021
Supplemental disclosures:
Cash paid for interest	$118,187	$94,825
Cash paid for income taxes	$12,318	$3,444
Non-cash activities:
Net increase in fair value of derivatives	$85,032	$48,171
The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the total of the cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows (dollars in thousands):

	March 31, 2022	March 31, 2021
Cash and cash equivalents shown in the consolidated balance sheets	$151,624	$183,984
Restricted escrow deposits (1)	84,066	7,776
Impounds related to mortgages payable (1)	7,160	1,570
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$242,850	$193,330
(1)  Included within other assets, net on the consolidated balance sheets (see note 4). These amounts consist of cash that we are legally entitled to, but that is not immediately available to us. As a result, these amounts were considered restricted as of the dates presented.
17.    Segment Information
We evaluate performance and make resource allocation decisions on an industry by industry basis. For financial reporting purposes, we have grouped our clients into 70 activity segments. All of the properties are incorporated into one of the applicable segments. Unless otherwise specified, all segments listed below are located within the U.S. Because almost all of our leases require our clients to pay or reimburse us for operating expenses, rental revenue is the only component of segment profit and loss we measure. Our investments in industries outside of the U.S. are managed as separate operating segments.

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective clients (dollars in thousands):

Assets, as of:	March 31, 2022	December 31, 2021
Segment net real estate:
Automotive service	$894,082	$852,151
Beverages	360,894	362,570
Convenience stores - U.S.	2,896,397	2,844,800
Dollar stores	2,296,944	2,303,906
Drug stores	2,141,458	2,182,432
Financial services	565,437	576,065
General merchandise - U.S.	1,304,448	1,289,735
Grocery stores - U.S. (1)	1,590,169	1,517,237
Grocery stores - U.K. (1)	2,004,833	1,963,057
Health and fitness	1,303,126	1,325,932
Health care - U.S.	671,638	670,864
Home furnishings - U.S.	715,142	583,564
Home improvement - U.S.	956,195	946,870
Home improvement - U.K.	846,093	780,308
Restaurants - casual dining	1,988,707	2,016,017
Restaurants - quick service - U.S.	2,681,001	2,689,806
Theaters - U.S.	738,894	750,877
Transportation services	1,039,295	1,039,220
Wholesale club	873,026	865,658
Other non-reportable segments	6,848,753	6,427,803
Total net real estate	$32,716,532	$31,988,872
Intangible assets:
Automotive service	123,378	125,543
Beverages	17,077	17,452
Convenience stores - U.S.	255,578	275,548
Dollar stores	348,709	366,319
Drug stores	345,852	355,779
Financial services	87,572	92,986
General merchandise - U.S.	251,379	254,343
Grocery stores - U.S. (1)	370,607	378,181
Grocery stores - U.K. (1)	443,576	426,714
Health and fitness	118,271	125,586
Health care - U.S.	100,396	103,143
Home furnishings - U.S.	203,480	210,654
Home improvement - U.S.	206,915	207,637
Home improvement - U.K.	158,519	158,667
Restaurants - casual dining	402,818	416,653
Restaurants - quick service - U.S.	247,549	270,092
Theaters - U.S.	32,369	33,527
Transportation services	119,598	125,971
Wholesale club	156,165	155,032
Other non-reportable segments	1,202,826	1,176,298
Goodwill (2)	3,711,981	3,676,705
Other corporate assets	2,440,870	2,195,800
Total assets	$44,062,017	$43,137,502
(1) As of March 31, 2022, grocery stores - Spain was not a reportable segment.
(2) Goodwill has not yet been allocated to our individual operating segments; the allocation is pending the finalization of our purchase accounting.

	Three months ended March 31,
Revenue	2022	2021
Segment rental revenue:
Automotive service	$20,395	$9,918
Beverages	9,535	8,952
Convenience stores - U.S.	65,943	50,128
Dollar stores	54,114	32,506
Drug stores	47,699	35,048
Financial services	13,834	7,718
General merchandise - U.S.	26,288	15,234
Grocery stores - U.S. (1)	36,267	19,681
Grocery stores - U.K. (1)	34,147	20,858
Health and fitness	35,810	28,610
Health care - U.S.	13,749	6,522
Home furnishings - U.S.	17,180	2,956
Home improvement - U.S.	22,086	13,038
Home improvement - U.K.	15,748	4,478
Restaurants - casual dining	47,510	11,748
Restaurants - quick service - U.S.	55,524	23,465
Theaters - U.S.	34,173	19,656
Transportation services	24,251	16,432
Wholesale club	18,663	9,941
Other non-reportable segments and contractually obligated reimbursements by our clients	206,649	102,476
Rental (including reimbursable)	799,565	439,365
Other	7,778	2,889
Total revenue	$807,343	$442,254
(1) As of March 31, 2022, grocery stores - Spain was not a reportable segment.
18.    Common Stock Incentive Plan
In March 2021, our Board of Directors adopted, and in May 2021, stockholders approved, the Realty Income 2021 Incentive Award Plan, or 2021 Plan. This note should be read in conjunction with the more complete discussion of our 2021 Plan included in note 16 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021
The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income and comprehensive income was $5.0 million and $3.7 million during the three months ended March 31, 2022, and 2021, respectively.
A.    Restricted Stock
During the three months ended March 31, 2022, we granted 110,426 shares of common stock under the 2021 Plan.
As of March 31, 2022, the remaining unamortized share-based compensation expense related to restricted stock totaled $15.1 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and conditions of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.

B.    Performance Shares and Restricted Stock Units
During the three months ended March 31, 2022, we granted 154,840 performance shares, as well as dividend equivalent rights, to our executive officers. The performance shares are earned based on our Total Shareholder Return (TSR) performance relative to select industry indices and peer groups as well as achievement of certain operating metrics, and vest 50% on the first and second January 1 after the end of the three-year performance period, subject to continued service.
During the three months ended March 31, 2022, we also granted 24,456 restricted stock units, all of which vest over a four-year service period. These restricted stock units have the same economic rights as shares of restricted stock.
As of March 31, 2022, the remaining share-based compensation expense related to the performance shares and restricted stock units totaled $27.6 million. The fair value of the performance shares were estimated on the date of grant using a Monte Carlo Simulation model. The performance shares are being recognized on a tranche-by-tranche basis over the service period. The amount of share-based compensation for the restricted stock units is based on the fair value of our common stock at the grant date. The expense amortization period for restricted stock units is the lesser of the four-year service period or the period over which the awardee reaches the qualifying retirement age. For employees who have already met the qualifying retirement age, restricted stock units are fully expensed at the grant date.
C.    Stock Options
We did not grant any stock options during the first three months ended March 31, 2022. During the three months ended March 31, 2022, we recorded $47,000 of expense related to stock options. There was no comparable expense for the three months ended March 31, 2021. As of March 31, 2022, there was no unamortized expense relating to our outstanding stock options.
19.    Commitments and Contingencies
In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.
At March 31, 2022, we had commitments of $55.0 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of March 31, 2022, we had committed $485.7 million under construction contracts related to development projects, which is expected to be paid in the next twelve months.
In anticipation of entering into the agreements related to the private placement offering (see note 20, Subsequent Events) in March 2022, we entered into an indemnity agreement with the investors to reimburse for certain transaction related costs associated with the private placement should the notes ultimately not be issued. As of March 31, 2022, we have not recognized any liability associated with the guarantee as the current exposure was insignificant and the likelihood of ultimately incurring a loss was remote.
20.    Subsequent Events
A.    Dividends
In April 2022, we declared a dividend of $0.2470 per share to our common stockholders, which will be paid in May 2022.
B.     Credit Facility Amendment
In April 2022, we amended and restated our unsecured revolving credit facility to increase the borrowing capacity to $4.25 billion and to extend the initial term to June 2026, among other things. The amended and restated credit facility is otherwise substantively consistent with the prior credit agreement entered into in August 2019.
C.     Private Placement Offering
In April 2022, we entered into a definitive agreement for the private placement of £140 million of senior unsecured notes due 2030, £345 million of senior unsecured notes due 2032, and £115 million of senior unsecured notes due 2037. The combined notes, if issued, are expected to have a weighted average tenor of approximately 10.5 years, and a weighted average fixed interest rate of 3.22%.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. When used in this quarterly report, the words “estimated”, “anticipated”, “expect”, “believe”, “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, discussions of strategy, plans and intentions and statements regarding estimated or future results of operations, financial condition or prospects (including, without limitation, estimated and future funds from operations (“FFO”), adjusted funds from operations (“AFFO”) and normalized and adjusted FFO and net income, estimated initial weighted average contractual lease rates, estimated square footage of properties under development or expansion, the timing, prices and other terms of potential or planned acquisitions, statements regarding initial cash lease yields on or percentages of investment grade clients that are lessees of properties that we have acquired or intend or agreed to acquire or that are under development or expansion, statements regarding the payment, dependability and amount of and potential increases in future common stock dividends, statements regarding future cash flow or cash generation, statements regarding our ability to meet our liquidity needs, and statements regarding the anticipated or projected impact of our merger with VEREIT on our business, results of operations, financial condition or prospects). Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, among other things:
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
•The outcome of any legal proceedings to which we are a party, or which may occur in the future;
•Acts of terrorism and war; and

•Any effects of uncertainties regarding whether the anticipated benefits or results of our merger with VEREIT will be achieved.
Additional factors that may cause future events and actual results, financial or otherwise, to differ, potentially materially, from those discussed in or implied by the forward-looking statements include those discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2021.
Readers are cautioned not to place undue reliance on forward-looking statements. Those forward-looking statements are not guarantees of future performance and speak only as of the date that this quarterly report was filed with the Securities and Exchange Commission, or SEC. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, the forward-looking events discussed in this quarterly report might not occur.
THE COMPANY
Realty Income, The Monthly Dividend Company®, is an S&P 500 company and member of the S&P 500 Dividend Aristocrats® index for having increased its dividend every year for over 25 consecutive years. We invest in people and places to deliver dependable monthly dividends that increase over time. The Company is structured as a real estate investment trust ("REIT"), requiring us annually to distribute at least 90% of our taxable income (excluding net capital gains) in the form of dividends to its stockholders. The monthly dividends are supported by the cash flow generated from real estate owned under long-term net lease agreements with our commercial clients.
Realty Income was founded in 1969 and listed on the New York Stock Exchange (NYSE: O) in 1994. Over the past 53 years, Realty Income has been acquiring and managing freestanding commercial properties that generate rental revenue under long-term net lease agreements with our commercial clients.
At March 31, 2022, we owned a diversified portfolio:
•Consisting of 11,288 properties;
•With an occupancy rate of 98.6%, or 11,132 properties leased and 156 properties available for lease or sale;
•With clients doing business in 70 separate industries;
•Located in all 50 U.S. states, Puerto Rico, the United Kingdom (U.K.) and Spain;
•With approximately 213.9 million square feet of leasable space;
•With a weighted average remaining lease term (excluding rights to extend a lease at the option of the client) of approximately 8.9 years; and
•With an average leasable space per property of approximately 18,950 square feet; approximately 12,660 square feet per retail property and approximately 244,460 square feet per industrial property.
Of the 11,288 properties in the portfolio at March 31, 2022, 11,180, or 99.0%, are single-client properties, of which 11,026 were leased, and the remaining are multi–client properties.
Unless otherwise specified, references to rental revenue in the Management's Discussion and Analysis of Financial Condition and Results of Operations are exclusive of reimbursements from clients for recoverable real estate taxes and operating expenses totaling $44.0 million and $21.7 million for the three months ended March 31, 2022, and 2021, respectively.
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

Diversification is also a key component of our investment philosophy. We believe that diversification of the portfolio by client, industry, geography, and property type leads to more consistent and predictable income for our stockholders by reducing vulnerability that can come with any single concentration. Our investment activities have led to a diversified property portfolio that, as of March 31, 2022, consisted of 11,288 properties located in all 50 U.S. states, Puerto Rico, the U.K. and Spain, and doing business in 70 industries. None of the 70 industries represented in our property portfolio accounted for more than 9.1% of our annualized contractual rent as of March 31, 2022.
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
From a retail perspective, our investment strategy is to target clients that have a service, non-discretionary, and/or low-price-point component to their business. Our investments are usually with clients who have demonstrated resiliency to e-commerce or have a strong omni channel retail strategy, uniting brick-and-mortar and mobile browsing, both of which reflect the continued importance of last mile retail, the movement of goods to their final destination, real estate as part of a customer experience and supply chain strategy. Our overall investments (including last mile retail) are driven by an optimal portfolio strategy that, among other considerations, targets allocation ranges by asset class and industry. We review our strategy periodically and stress test our portfolio in a variety of positive and negative economic scenarios to ensure we deliver consistent earnings growth and value creation across economic cycles. As a result of the execution of this strategy, approximately 93% of our annualized retail contractual rent on March 31, 2022, is derived from our clients with a service, non-discretionary, and/or low price point component to their business. From a non-retail perspective, we target industrial properties leased to industry leaders, the majority of which are investment grade rated companies. We believe these characteristics enhance the stability of the rental revenue generated from these properties.

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
We conduct comprehensive reviews of the business segments and industries in which our clients operate. Prior to entering into any transaction, our research department conducts a review of a client’s credit quality. The information reviewed may include reports and filings, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization, and other financial metrics. We conduct additional due diligence, including additional financial reviews of the client, and continue to monitor our clients’ credit quality on an ongoing basis by reviewing the available information previously discussed, and providing summaries of these findings to management.
At March 31, 2022, approximately 43% of our total portfolio annualized contractual rent comes from properties leased to our investment grade clients, their subsidiaries or affiliated companies. At March 31, 2022, our top 20 clients (based on percentage of total portfolio annualized contractual rent) represented approximately 42% of our annualized rent and 12 of these clients have investment grade credit ratings or are subsidiaries or affiliates of investment grade companies.
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
RECENT DEVELOPMENTS
Increases in Monthly Dividends to Common Stockholders
We have continued our 53-year policy of paying monthly dividends. In addition, we increased the dividend two times during 2022. As of April 2022, we have paid 98 consecutive quarterly dividend increases and increased the dividend 115 times since our listing on the NYSE in 1994.

The following table summarizes our dividend increases in 2022:

2022 Dividend increases	Month Declared	Month Paid	Dividend per share	Increase per share
1st increase	Dec 2021	Jan 2022	$0.2465	$0.0005
2nd increase	Mar 2022	Apr 2022	$0.2470	$0.0005
The dividends paid per share during the three months ended March 31, 2022, totaled approximately $0.7395, as compared to approximately $0.7035 during the three months ended March 31, 2021, an increase of $0.036, or 5.1%.
The monthly dividend of $0.2470 per share represents a current annualized dividend of $2.9640 per share, and an annualized dividend yield of approximately 4.3% based on the last reported sale price of our common stock on the NYSE of $69.30 on March 31, 2022. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.
Acquisitions During the Three Months Ended March 31, 2022
Below is a listing of our acquisitions in the U.S. and Europe for the periods indicated below:

	Number of Properties	Leasable Square Feet (in thousands)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield (1)
Three months ended March 31, 2022 (2)
Acquisitions - U.S.	139	2,627	$629.8	15.0	5.7%
Acquisitions - Europe	21	2,772	794.2	8.9	5.5%
Total acquisitions	160	5,399	$1,424.0	11.8	5.6%
Properties under development (3)	53	1,868	131.3	17.3	5.7%
Total (4)	213	7,267	$1,555.3	12.3	5.6%
(1)The initial average cash lease yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property. Since it is possible that a client could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above. Contractual net operating income used in the calculation of initial average cash yield includes approximately $4.3 million received as settlement credits for 16 properties as reimbursement of free rent periods for the three months ended March 31, 2022.
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
(2)None of our investments during the three months ended March 31, 2022, caused any one client to be 10% or more of our total assets at March 31, 2022.
(3)Includes one U.K. development property that represents an investment of £1.7 million Sterling during the three months ended March 31, 2022, converted at the applicable exchange rate on the funding date.
(4)Our clients occupying the new properties are 85.4% retail and 14.6% industrial, based on rental revenue. Approximately 26% of the rental revenue generated from acquisitions during the three months ended March 31, 2022, is from our investment grade rated clients, their subsidiaries or affiliated companies.
Announcement of Transaction with Wynn Resorts
In February 2022, we announced that we had signed a definitive agreement with Wynn Resorts, Limited to acquire the Encore Boston Harbor Resort and Casino for $1.7 billion under a long-term net lease agreement. This sale-leaseback transaction, which is expected to close in the fourth quarter of 2022, is expected to be executed at a 5.9% initial weighted average cash lease yield and includes an initial lease term of 30 years with annual rent growth of 1.75% for the first ten years and the greater of 1.75% or CPI (capped at 2.5%) over the remaining lease term. The lease also includes an additional 30-year option to renew upon expiration. This transaction is subject to numerous uncertainties, including various closing conditions, and there can be no assurance that the transaction will be consummated on the terms or timetable currently contemplated, or at all.

 Leasing Results
At March 31, 2022, we had 156 properties available for lease out of 11,288 properties in our portfolio, which represents a 98.6% occupancy rate based on the number of properties in our portfolio.
Below is a summary of our portfolio activity for the periods indicated below:

Three months ended March 31, 2022
Properties available for lease at December 31, 2021	164
Lease expirations (1)	133
Re-leases to same client	(99)
Re-leases to new client	(11)
Vacant dispositions	(31)
Properties available for lease at March 31, 2022	156
(1)Includes scheduled and unscheduled expirations (including leases rejected in bankruptcy), as well as future expirations resolved in the periods indicated above.
During the three months ended March 31, 2022, the annual new rent on re-leases was $31.69 million, as compared to the previous annual rent of $29.84 million on the same units, representing a rent recapture rate of 106.2% on the units re-leased. We re-leased three units to new clients without a period of vacancy, and 12 units to new clients after a period of vacancy.
As part of our re-leasing costs, we pay leasing commissions to unrelated, third-party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide rent concessions to our clients. We do not consider the collective impact of the leasing commissions or rent concessions to our clients to be material to our financial position or results of operations.
At March 31, 2022, our average annualized contractual rent was approximately $14.19 per square foot on the 11,132 leased properties in our portfolio. At March 31, 2022, we classified 47 properties, with a carrying amount of $84.4 million, as real estate and lease intangibles held for sale, net on our balance sheet. The expected sale of these properties does not represent a strategic shift that will have a major effect on our operations and financial results and is consistent with our existing disposition strategy to further enhance our real estate portfolio and maximize portfolio returns.
Investments in Existing Properties
During the three months ended March 31, 2022, we capitalized costs of $12.0 million on existing properties in our portfolio, consisting of $2.4 million for re-leasing costs, $13,000 for recurring capital expenditures, and $9.6 million for non-recurring building improvements.
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
Capital Raising
During the three months ended March 31, 2022, we raised $663.0 million of gross proceeds from the sale of common stock at a weighted average price of $65.55 per share, primarily through proceeds from the sale of common stock through our At-The-Market (ATM) program.
Note Issuances
In April 2022, we entered into a definitive agreement for the private placement of £140 million of senior unsecured notes due 2030, £345 million of senior unsecured notes due 2032, and £115 million of senior unsecured notes due 2037. The combined notes, if issued, are expected to have a weighted average tenor of approximately 10.5 years, and a weighted average fixed interest rate of 3.22%. We currently anticipate closing to occur during the second quarter of 2022.
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
New, Expanded Revolving Credit Facility
In April 2022, we entered a new $4.25 billion unsecured credit facility to amend and restate our previous $3.0 billion unsecured credit facility, which was due to expire in March 2023. The new revolving credit facility matures in June 2026 and includes two six-month extensions that can be exercised at our option. Similar to our previous revolving credit facility, the new revolving credit facility also has a $1.0 billion expansion feature, which is subject to obtaining lender commitments. As of March 31, 2022, the balance of borrowings outstanding under our previous revolving credit facility was $569.6 million, and we had a cash balance of $151.6 million.

Select Financial Results
The following summarizes our select financial results (dollars in millions, except per share data):

	Three months ended March 31,		% Increase

	2022	2021
Total revenue	$807.3	$442.3	82.5%
Net income available to common stockholders (1)	$199.4	$95.9	107.9%
Net income per share (2)	$0.34	$0.26	30.8%
Funds from operations available to common stockholders ("FFO")	$601.4	$267.7	124.7%
FFO per share (2)	$1.01	$0.72	40.3%
Normalized funds from operations available to common stockholders ("Normalized FFO")	$607.9	$267.7	127.1%
Normalized FFO per share (2)	$1.02	$0.72	41.7%
Adjusted funds from operations available to common stockholders ("AFFO")	$580.1	$318.2	82.3%
AFFO per share (2)	$0.98	$0.86	14.0%
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
Our financial results during the three months ended March 31, 2021, were impacted by a $46.5 million loss on extinguishment of debt due to the January 2021 early redemption of the 3.250% notes due October 2022.

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

Our primary cash obligations, for the current year and subsequent years, are included in the “Table of Obligations,” which is presented later in this section. We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions and development costs, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common stockholders, primarily through cash provided by operating activities, borrowings on our credit facility and under our commercial paper program and through public securities offerings. As of March 31, 2022, there are $2.1 billion of obligations becoming due through the remainder of 2022, which we expect to fund through a combination of cash flows from operations, issuances of common stock or debt, and additional borrowings under our revolving credit facility and rolling over borrowings under our commercial paper program.
We may choose to mitigate our financial exposure to exchange rate risk for properties acquired outside the U.S. through the issuance of debt securities denominated in the same local currency and through currency derivatives. We may leave a portion of our foreign cash flow unhedged to reinvest in additional properties in the same local currency.
Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At March 31, 2022, our total outstanding borrowings of senior unsecured notes and bonds, term loan, mortgages payable, revolving credit facility and commercial paper were $15.78 billion, or approximately 27.4% of our total market capitalization of $57.54 billion.
We define our total market capitalization at March 31, 2022, as the sum of:
•Shares of our common stock outstanding of 601,566,581, plus total common units outstanding of 1,060,709, multiplied by the last reported sales price of our common stock on the NYSE of $69.30 per share on March 31, 2022, or $41.76 billion;
•Outstanding borrowings of $569.6 million on our revolving credit facility;
•Outstanding borrowings of $950.0 million on our commercial paper program;
•Outstanding mortgages payable of $1.07 billion, excluding net mortgage premiums of $25.0 million and deferred financing costs of $713,000;
•Outstanding borrowings of $250.0 million on our term loan, excluding deferred financing costs of $394,000;
•Outstanding senior unsecured notes and bonds of $12.86 billion, including Sterling-denominated notes of £1.97 billion, and excluding unamortized net premiums of $272.7 million and deferred financing costs of $60.6 million; and
•Our proportionate share of outstanding debt from unconsolidated entities of $86.0 million, excluding premiums and deferred financing costs.
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
At-the-Market ("ATM") Program
Under our "at-the-market" equity distribution plan, or our ATM program, up to 69,088,433 shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE at prevailing market prices or at negotiated prices. During the three months ended March 31, 2022, we issued 10,073,209 shares and raised approximately $660.2 million of gross proceeds under the ATM program. At March 31, 2022, we had 19,314,282 shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued. Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during the three months ended March 31, 2022. During the three months ended March 31, 2022, we issued 41,371 shares and raised approximately $2.8 million under our DRSPP. At March 31, 2022, we had 11,294,008 shares remaining for future issuance under our DRSPP program.
Revolving Credit Facility
In April 2022, we entered a new $4.25 billion unsecured revolving credit facility to amend and restate our previous $3.0 billion unsecured revolving credit facility, which was due to expire in March 2023. This new multicurrency credit facility matures in June 2026, includes two six-month extensions that can be exercised at our option and allows us to borrow in up to 14 currencies, including U.S. dollars. Similar to our previous credit facility, our new revolving credit facility also has a $1.0 billion expansion feature, which is subject to obtaining lender commitments. Under the new revolving credit facility, our current investment grade credit ratings provide for financing on U.S. Dollar borrowings at the Secured Overnight Financing Rate (“SOFR”), plus 0.725% with a SOFR adjustment charge of 0.10% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.95% over SOFR and British Pound Sterling at the Sterling Overnight Indexed Average (“SONIA”), plus 0.725% with a SONIA adjustment charge of 0.0326% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.8826% over SONIA.
The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us in different currencies as well. Our new credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.
At March 31, 2022, we had a borrowing capacity of $2.4 billion available on our previous revolving credit facility and an outstanding balance of $569.6 million. The weighted average interest rate on borrowings under our revolving credit facility during the three months ended March 31, 2022, was 1.1% per annum. We must comply with various financial and other covenants in our credit facility. At March 31, 2022, we were in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.
Commercial Paper Program
We have a U.S. dollar-denominated unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding of $1.0 billion. Borrowings under this program generally mature in one year or less. At March 31, 2022, we had an outstanding balance of $950.0 million. The weighted average interest rate on borrowings under our commercial paper program was 0.5% for the three months ended March 31, 2022. We use our $3.0 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper program.
The commercial paper borrowings outstanding at March 31, 2022, mature between April 2022 and December 2022. We generally use our credit facility and commercial paper borrowings for the short-term financing of new property acquisitions. Thereafter, we generally seek to refinance those borrowings with the net proceeds of long-term or more permanent financing, including the issuance of equity or debt securities. We cannot assure you, however, that we will be able to obtain any such refinancing, or that market conditions prevailing at the time of the refinancing will enable us to issue equity or debt securities at acceptable terms. We regularly review our credit facility and commercial paper program and may seek to extend, renew or replace our credit facility and commercial paper program, to the extent we deem appropriate.
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
Mortgage Debt
As of March 31, 2022, we had $1.07 billion of mortgages payable, the majority of which were assumed in connection with our property acquisitions, including ten mortgages from our merger with VEREIT in 2021 totaling $839.1 million, of which one mortgage for $42.5 million was paid off during the three months ended March 31, 2022, and a Sterling-denominated mortgage payable of £30.8 million. Additionally, at March 31, 2022, we had net premiums totaling $25.0 million on these mortgages and deferred financing costs of $713,000. We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so. During the three months ended March 31, 2022, we made $43.6 million in principal payments, including the repayment of one mortgage in full for $42.5 million.

Notes Outstanding
Our senior unsecured note and bond obligations consist of the following as of March 31, 2022, sorted by maturity date (in millions):

	As of March 31, 2022
	Principal Amount (Currency Denomination)	Carrying Value (USD)
4.600% notes, $500 issued February 2014, of which $485 was exchanged in November 2021, both due in February 2024 (1)	$500	$500
3.875% notes, issued in June 2014 and due in July 2024	$350	350
3.875% notes, issued in April 2018 and due in April 2025	$500	500
4.625% notes, $550 issued October 2018, of which $544 was exchanged in November 2021, both due in November 2025 (1)	$550	550
0.750% notes, issued December 2020 and due in March 2026	$325	325
4.875% notes, $600 issued June 2016, of which $596 was exchanged in November 2021, both due in June 2026 (1)	$600	600
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	$650	650
1.875% notes, issued in January 2022 and due in January 2027	£250	329
3.000% notes, issued in October 2016 and due in January 2027	$600	600
1.125% notes, issued in July 2021 and due in July 2027	£400	526
3.950% notes, $600 issued August 2017, of which $594 was exchanged in November 2021, both due in August 2027 (1)	$600	600
3.650% notes, issued in December 2017 and due in January 2028	$550	550
3.400% notes, $600 issued June 2020, of which $598 was exchanged in November 2021, both due in January 2028 (1)	$600	600
2.200% notes, $500 issued November 2020, of which $497 was exchanged in November 2021, both due in June 2028 (1)	$500	500
3.250% notes, issued in June 2019 and due in June 2029	$500	500
3.100% notes, $600 issued December 2019, of which $596 was exchanged in November 2021, both due in December 2029 (1)(2)	$599	599
1.625% notes, issued in October 2020 and due December 2030	£400	526
3.250% notes, $600 issued in May 2020 and $350 issued in July 2020, both due in January 2031	$950	950
2.850% notes, $700 issued November 2020, of which $699 was exchanged in November 2021, both due in December 2032 (1)	$700	700
1.800% notes, issued in December 2020 and due in March 2033	$400	400
1.750% notes, issued in July 2021 and due in July 2033	£350	460
2.730% notes, issued in May 2019 and due in May 2034	£315	413
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	$250	250
2.500% notes, issued in January 2022 and due in January 2042	£250	329
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	$550	550
Total principal amount		$12,857
Unamortized net premiums and deferred financing costs		212
		$13,069
(1) Carrying Value (USD) as of March 31, 2022, includes the portion of the VEREIT OP notes that remained outstanding, totaling $39.1 million in the aggregate, that were not exchanged in the exchange offers commenced by us with respect to the outstanding bonds of VEREIT Operating Partnership, L.P. ("VEREIT OP") in connection with the consummation of the merger with VEREIT (the "Exchange Offers").
(2) These notes were originally issued by VEREIT OP in December 2019 for the principal amount of $600 million. The amount of Realty Income debt issued through the Exchange Offers was $599 million, resulting from cancellations due to late tenders that forfeited the early participation premium of $30 per $1,000 principal amount and cash paid in lieu of fractional shares.

In April 2022 we entered into a definitive agreement for the private placement of £140 million of senior unsecured notes due 2030, £345 million of senior unsecured notes due 2032, and £115 million of senior unsecured notes due 2037. The combined notes, if issued, are expected to have a weighted average tenor of approximately 10.5 years, and a weighted average fixed interest rate of 3.22%.
All of our outstanding notes and bonds have fixed interest rates and contain various covenants, with which we remained in compliance as of March 31, 2022. Interest on our £400 million of 1.625% senior unsecured notes issued in October 2020, our £400 million of 1.125% senior unsecured notes issued in July 2021, our £350 million of 1.750% senior unsecured notes also issued in July 2021, our £250 million of 1.875% senior unsecured notes issued in January 2022, and £250 million of 2.500% senior unsecured notes also issued in January 2022 is paid annually. Interest on our remaining senior unsecured note and bond obligations is paid semiannually.
The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. generally accepted accounting principles ("GAAP") measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants and are not measures of our liquidity or performance. The actual amounts as of March 31, 2022, are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	41.1%
Limitation on incurrence of secured debt	< 40% of adjusted assets	2.9%
Debt service coverage (trailing 12 months) (1)	> 1.5x	5.6
Maintenance of total unencumbered assets	> 150% of unsecured debt	252.3%
(1)  Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on April 1, 2021 and subject to certain additional adjustments. Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of April 1, 2021, nor does it purport to reflect our debt service coverage ratio for any future period. The following is our calculation of debt service and fixed charge coverage at March 31, 2022 (in thousands, for trailing twelve months):

Net income available to common stockholders	$462,884
Plus: interest expense, excluding the amortization of deferred financing costs	345,454
Plus: loss on extinguishment of debt	50,706
Plus: provision for taxes	36,413
Plus: depreciation and amortization	1,123,612
Plus: provisions for impairment	43,285
Plus: pro forma adjustments	733,983
Less: gain on sales of real estate	(57,553)

Income available for debt service, as defined	$2,738,784

Total pro forma debt service charge	$491,346

Debt service and fixed charge coverage ratio	5.6
Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At March 31, 2022, we had cash and cash equivalents totaling $151.6 million, inclusive of £86.8 million Sterling and €7.2 million Euro.
We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months. We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility and commercial paper program.

Credit Agency Ratings
The borrowing interest rates under our revolving credit facility are based upon our ratings assigned by credit rating agencies. As of March 31, 2022, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook and Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook. In addition, we were assigned the following ratings on our commercial paper at March 31, 2022: Moody's Investors Service has assigned a rating of P-2 and Standard & Poor's Ratings Group has assigned a rating of A-2.
Based on our credit agency ratings as of March 31, 2022, interest rates under our new credit facility for U.S. borrowings would have been at the Secured Overnight Financing Rate (“SOFR”), plus 0.725% with a SOFR adjustment charge of 0.10% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.95% over SOFR and, for British Pound Sterling borrowings, at the Sterling Overnight Indexed Average (“SONIA”), plus 0.725% with a SONIA adjustment charge of 0.0326% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.8826% over SONIA. In addition, our new credit facility provides that the interest rates can range between: (i) SOFR/SONIA, plus 1.40% if our credit rating is lower than BBB-/Baa3 or our senior unsecured debt is unrated and (ii) SOFR/SONIA, plus 0.70% if our credit rating is A/A2 or higher. In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher.
We also issue senior debt securities from time to time and our credit ratings can impact the interest rates charged in those transactions. If our credit ratings or ratings outlook change, our cost to obtain debt financing could increase or decrease. The credit ratings assigned to us could change based upon, among other things, our results of operations and financial condition. These ratings are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that our ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. Moreover, a rating is not a recommendation to buy, sell or hold our debt securities, preferred stock or common stock.
Table of Obligations
The following table summarizes the maturity of each of our obligations as of March 31, 2022 (dollars in millions):

Year of Maturity	Credit Facility and Commercial Paper Program (1)	Senior Unsecured Notes and Bonds (2)	Term Loan (3)	Mortgages Payable (4)	Interest (5)	Ground Leases Paid by Realty Income (6)	Ground Leases Paid by Our Clients (7)	Other (8)	Totals
2022	$950.0	$—	$—	$227.5	$352.4	$6.9	$23.0	$517.4	$2,077.2
2023	569.6	—	—	62.1	467.4	9.2	30.7	23.3	1,162.3
2024	—	850.0	250.0	733.0	414.4	12.1	30.1	—	2,289.6
2025	—	1,050.0	—	40.8	368.8	10.8	29.6	—	1,500.0
2026	—	1,575.0	—	1.2	317.4	9.2	27.5	—	1,930.3
Thereafter	—	9,381.6	—	4.7	1,480.1	270.9	226.5	—	11,363.8
Totals	$1,519.6	$12,856.6	$250.0	$1,069.3	$3,400.5	$319.1	$367.4	$540.7	$20,323.2
(1)As of March 31, 2022, the initial term of our previous credit facility would have expired in March 2023, and included, at our option, two six-month extensions. In April 2022, we amended and restated our unsecured credit facility, or our new credit facility, in order to increase the borrowing capacity to $4.25 billion and extend the initial term to June 2026 with two six-months extensions that can be exercised at our option. The amended and restated new credit facility is otherwise substantively consistent with our previous credit agreement. We also have an unsecured commercial paper program, with outstanding borrowings of $950.0 million, which mature between April 2022 and December 2022.
(2)Excludes non-cash net premiums recorded on notes payable of $272.7 million and deferred financing costs of $60.6 million.
(3)Excludes deferred financing costs of $394,000.
(4)Excludes both non-cash net premiums recorded on the mortgages payable of $25.0 million and deferred financing costs of $713,000.
(5)Interest on the term loan, notes, bonds, mortgages payable, previous credit facility and commercial paper program has been calculated based on outstanding balances at period end through their respective maturity dates. Excludes interest from the April 2022 private placement of £140 million of senior unsecured notes due 2030, £345 million of senior unsecured notes due 2032, and £115 million of senior unsecured notes due 2037. We currently expect closing to occur during the second quarter of 2022.
(6)Realty Income currently pays the ground lessors directly for the rent under the ground leases.
(7)Our clients, who are generally sub-clients under ground leases, are responsible for paying the rent under these ground leases. In the event our client fails to pay the ground lease rent, we are primarily responsible.
(8)“Other” consists of $485.7 million of commitments under construction contracts, $55.0 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements.
Our credit facility, commercial paper program, term loan, and notes payable obligations are unsecured. Accordingly, we have not pledged any assets as collateral for these obligations.

Unconsolidated Investments
As a result of our merger with VEREIT, we assumed an equity method investment in three unconsolidated entities. We are responsible to fund our proportionate share of any operating cash deficits pursuant to the governance documents of the applicable entities. There are no further material commitments related to these investments at this time. The debt held by the unconsolidated entities is secured by its properties, though is non-recourse to us with limited customary exceptions which vary from loan to loan.
Dividend Policy
Distributions are paid monthly to holders of shares of our common stock.
Distributions are paid monthly to the limited partners holding common units of Realty Income, L.P. each on a per unit basis that is generally equal to the amount paid per share to our common stockholders.
In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2021, our cash distributions to common stockholders totaled $1.17 billion, or approximately 149.4% of our estimated taxable income of $783.3 million. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance. We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our cash on hand and funds from operations are sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders in the three months ended March 31, 2022, totaled $438.3 million, representing 75.6% of our adjusted funds from operations available to common stockholders of approximately $580.1 million. In comparison, our cash distributions to common stockholders in 2021 totaled $1.17 billion, representing 78.5% of our adjusted funds from operations available to common stockholders of $1.49 billion.
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
Distributions of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to stockholders as ordinary income, except to the extent that we recognize capital gains and declare a capital gains dividend, or that such amounts constitute “qualified dividend income” subject to a reduced rate of tax. The maximum tax rate of non-corporate taxpayers for “qualified dividend income” is generally 20%. In general, dividends payable by REITs are not eligible for the reduced tax rate on qualified dividend income, except to the extent that certain holding requirements have been met with respect to the REIT’s stock and the REIT’s dividends are attributable to dividends received from certain taxable corporations (such as our taxable REIT subsidiaries) or to income that was subject to tax at the corporate or REIT level (for example, if we distribute taxable income that we retained and paid tax on in the prior taxable year). However, non-corporate stockholders, including individuals, generally may deduct up to 20% of dividends from a REIT, other than capital gain dividends and dividends treated as qualified dividend income, for taxable years beginning after December 31, 2017, and before January 1, 2026.
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

RESULTS OF OPERATIONS
Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with GAAP and are the basis for our discussion and analysis of financial condition and results of operations. Preparing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. We believe that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

The following is a comparison of our results of operations for the three months ended March 31, 2022, to the three months ended March 31, 2021.
Total Revenue
The following summarizes our total revenue (dollars in thousands):

	Three months ended March 31,		$ Increase
	2022	2021
REVENUE
Rental (excluding reimbursable)	$755,562	$417,688	$337,874
Rental (reimbursable)	44,003	21,677	22,326
Other	7,778	2,889	4,889
Total revenue	$807,343	$442,254	$365,089
The increase in total revenue primarily relates to the merger with VEREIT and acquisitions from January 1, 2021, through March 31, 2022.
Rental Revenue (excluding reimbursable)
The table below summarizes the increase in rental revenue (excluding reimbursable) in the three months ended March 31, 2022, compared to the three months ended March 31, 2021 (dollars in thousands):

			Three months ended March 31,		Increase/(Decrease)
	Number of Properties	Square Footage (1)	2022	2021	$ Change
Properties acquired during 2022 & 2021	1,235	29,069,157	$98,518	$5,049	$93,469
Same store rental revenue	9,728	169,816,153	629,886	605,266	24,620
Orion Divestiture	92	10,093,123	413	44,197	(43,784)
Constant currency adjustment (2)	N/A	N/A	1,215	1,225	(10)
Properties sold prior to 2022	318	6,615,724	627	12,851	(12,224)
Straight-line rent and other non-cash adjustments	N/A	N/A	8,252	1,456	6,796
Vacant rents, development and other (3)	325	6,932,900	16,651	13,790	2,861
Less: VEREIT same store rental revenue (4)	N/A	N/A	—	(266,146)	266,146
Totals			$755,562	$417,688	$337,874
(1) Excludes 5,910,715 square feet from properties ground leased to clients and 2,164,712 square feet from properties with no land or building ownership.
(2) For purposes of comparability, same store rental revenue is presented on a constant currency basis using the exchange rate as of March 31, 2022, of 1.31 GBP/USD. None of the properties in Spain met our same store pool definition for the periods presented.
(3) Relates to the aggregate of (i) rental revenue from properties (313 properties comprising 6,850,516 square feet) that were available for lease during part of 2022 or 2021, (ii) rental revenue for properties (12 properties comprising 82,384 square feet) under development, and (iii) rental revenue that is not contractual base rent such as lease termination settlements.
(4) Amounts for the three months ended March 31, 2021 represent same store rental revenue from VEREIT properties, which were not included in our financial statements prior to the close of the merger on November 1, 2021.
For purposes of determining the same store rent property pool, we include all properties that were owned for the entire year-to-date period, for both the current and prior year, except for properties during the current or prior year that; (i) were vacant at any time, (ii) were under development or redevelopment, or (iii) were involved in eminent domain and rent was reduced. Beginning with the first quarter of 2022, properties acquired through the merger with VEREIT were considered under each element of our same store pool criterion, except for the requirement that the property be owned for the full comparative period. If the property was owned by VEREIT for the full comparative period and each of the other criterion were met, the property was included in our same store property pool. Each of the exclusions from the same store pool are separately addressed within the applicable sentences above, explaining the changes in rental revenue for the period.

Our calculation of same store rental revenue includes rent deferred for future payment as a result of lease concessions we granted in response to the COVID-19 pandemic and recognized under the practical expedient provided by the Financial Accounting Standards Board (FASB). Beginning with the first quarter of 2022, properties acquired through the merger with VEREIT were considered under each element of our Same Store Pool criterion, except for the requirement that the property be owned for the full comparative period. If the property was owned by VEREIT for the full comparative period and each of the other criterion were met, the property was included in our same store property pool. Our calculation of same store rental revenue also includes uncollected rent for which we have not granted a lease concession. If these applicable amounts of rent deferrals and uncollected rent were excluded from our calculation of same store rental revenue, the increases for the three months ended March 31, 2022, relative to the comparable periods for 2021 would have been 4.4%.
Of the 11,288 properties in the portfolio at March 31, 2022, 11,180, or 99.0%, are single-client properties and the remaining are multi-client properties. Of the 11,180 single-client properties, 11,026, or 98.6%, were net leased at March 31, 2022.
Of the 11,501 in-place leases in the portfolio, which excludes 201 vacant units, 9,839 or 85.5% were under leases that provide for increases in rents through:
•Base rent increases tied to inflation (typically subject to ceilings);
•Percentage rent based on a percentage of the clients’ gross sales;
•Fixed increases; or
•A combination of two or more of the above rent provisions.
Percentage rent, which is included in rental revenue, was $3.7 million in the three months ended March 31, 2022, and $1.0 million in the three months ended March 31, 2021. We anticipate percentage rent to be less than 1% of rental revenue for 2022.
At March 31, 2022, our portfolio of 11,288 properties was 98.6% leased with 156 properties available for lease, as compared to 98.5% leased, with 164 properties available for lease at December 31, 2021, and 98.0% leased with 131 properties available for lease at March 31, 2021. It has been our experience that approximately 1% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease or sale could increase in the future, given the nature of economic cycles and other unforeseen global events, such as the ongoing COVID-19 pandemic and the measures taken to limit its spread.
Rental Revenue (reimbursable)
A number of our leases provide for contractually obligated reimbursements from clients for recoverable real estate taxes and operating expenses. The increase in contractually obligated reimbursements by our clients in the periods presented is primarily due to the growth of our portfolio due to acquisitions.
Other Revenue
Other revenue primarily relates to interest income recognized on financing receivables for certain leases with above-market terms.

Total Expenses
The following summarizes our total expenses (dollars in thousands):

	Three months ended March 31,		$ Increase
	2022	2021
EXPENSES
Depreciation and amortization	$403,762	$177,985	$225,777
Interest	106,403	73,075	33,328
Property (excluding reimbursable)	8,339	6,822	1,517
Property (reimbursable)	44,003	21,677	22,326
General and administrative	32,699	20,796	11,903
Provisions for impairment	7,038	2,720	4,318
Merger and integration-related costs	6,519	—	6,519
Total expenses	$608,763	$303,075	$305,688
Total revenue (1)	$763,340	$420,577
General and administrative expenses as a percentage of total revenue (1)	4.3%	4.9%
Property expenses (excluding reimbursable) as a percentage of total revenue (1)	1.1%	1.6%
(1) Excludes rental revenue (reimbursable).
Depreciation and Amortization
The increase in depreciation and amortization for the three months ended March 31, 2022, was primarily due to the acquisition of properties in 2021 and the merger with VEREIT. As discussed in the sections entitled “Funds from Operations Available to Common Stockholders (FFO) and Normalized Funds from Operations Available to Common Stockholders (Normalized FFO)" and “Adjusted Funds from Operations Available to Common Stockholders (AFFO),” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO, Normalized FFO, and AFFO.

Interest Expense
The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended March 31,
	2022	2021
Interest on our credit facility, commercial paper, term loan, notes, mortgages and interest rate swaps	$120,962	$69,528
Credit facility commitment fees	937	938
Amortization of debt origination and deferred financing costs	3,123	2,661
Loss on interest rate swaps	722	722
Amortization of net mortgage premiums	(3,561)	(280)
Amortization of net note premiums	(15,740)	(85)
Interest capitalized	(375)	(486)
Capital lease obligation	322	77
Interest on deferred financing leases	13	—
Interest expense	$106,403	$73,075

Credit facility, commercial paper, term loan, mortgages and notes
Average outstanding balances (dollars in thousands)	$15,529,939	$8,293,374
Average interest rates	3.07%	3.27%
The increase in interest expense for the three months ended March 31, 2022 is primarily due the January 2022 issuance of £500 million in principal of Sterling denominated notes, the issuance of $4.65 billion in principal of notes associated with the exchange offer and assumption of $839.1 million in principal of mortgage debt, both associated with our merger with VEREIT in November 2021, the July 2021 issuance of £750 million in principal of Sterling denominated notes, and higher average balances and rates on the credit facility and commercial paper borrowings, partially offset by the December 2021 early redemption on all $750.0 million in principal of the 4.650% notes due August 2023, and the January 2021 early redemption on all $950.0 million in principal of the 3.250% notes due October 2022.
During the three months ended March 31, 2022, the weighted average interest rate on our:
•Revolving credit facility outstanding borrowings of $569.6 million was 1.1%;
•Commercial paper outstanding borrowings of $950.0 million was 0.5%;
•Term loan outstanding of $250.0 million (excluding deferred financing costs of $394,000) was swapped to fixed at 3.9%;
•Mortgages payable of $1.07 billion (excluding net premiums totaling $25.0 million and deferred financing costs of $713,000 on these mortgages) was 4.8%;
•Notes and bonds payable of $12.86 billion (excluding net unamortized original issue premiums of $272.7 million and deferred financing costs of $60.6 million) was 3.2%; and
•Notes, bonds, mortgages, term loan, and credit facility and commercial paper borrowings of $15.7 billion (excluding all net premiums and deferred financing costs) was 3.1%.
Property Expenses (excluding reimbursable)
Property expenses (excluding reimbursable) consist of costs associated with properties available for lease, non-net-leased properties and general portfolio expenses. Expenses related to properties available for lease and non-net-leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At March 31, 2022, 156 properties were available for lease or sale, as compared to 164 at December 31, 2021, and 131 at March 31, 2021.
The increase in property expenses (excluding reimbursable) for the three months ended March 31, 2022, is primarily due to the increase in portfolio size, resulting in higher utilities, repairs and maintenance, property-related legal expenses, and property taxes.

Property Expenses (reimbursable)
The increase in property expenses (reimbursable) for the three months ended March 31, 2022, was primarily attributable to our increased portfolio size, which contributed to higher operating expenses as a result of our acquisitions in 2021 and the three months ended March 31, 2022, and an increase in ground lease rent, insurance, and property taxes paid on behalf of our clients.
General and Administrative Expenses
General and administrative expenses are expenditures related to the operations of our company, including employee-related costs, professional fees, and other general overhead costs associated with running our business.
The increase in general and administrative expenses for the three months ended March 31, 2022, is primarily due to higher payroll-related costs and higher corporate-level professional fees associated with the growth of the company, including the merger with VEREIT. At March 31, 2022, the headcount was 384 versus 225 at March 31, 2021.
Provisions for Impairment
The following table summarizes provisions for impairment during the periods indicated below (dollars in millions):

	Three months ended March 31,
	2022	2021
Total provisions for impairment	$7.0	$2.7
Number of properties:
Classified as held for sale	18	1
Classified as held for investment	—	2
Sold	16	18
Merger and Integration-related Costs
In conjunction with our merger with VEREIT, we incurred approximately $6.5 million of merger and integration-related transaction costs during the three months ended March 31, 2022, respectively. The merger and integration-related costs incurred to date primarily consist of advisory fees, attorney fees, accountant fees and additional incremental and non-recurring costs necessary to convert data and systems, retain employees and otherwise enable us to operate the acquired VEREIT business and assets efficiently. There were no comparable merger and integration-related costs for the three months ended March 31, 2021.
Gain on Sales of Real Estate
The following summarizes our property dispositions (dollars in millions):

	Three months ended March 31,
	2022	2021
Number of properties sold	34	27
Net sales proceeds	$122.2	$34.7
Gain on sales of real estate	$10.2	$8.4
Foreign Currency and Derivative Gains (Losses), Net
We borrow in the functional currencies of the countries in which we invest. Net foreign currency gains and losses are primarily related to the remeasurement of intercompany debt from foreign subsidiaries. Gains and losses on foreign currency are largely offset by derivative gains and losses.
Derivative gains and losses relate to mark-to-market adjustments on derivatives that do not qualify for hedge accounting. Net derivative gains and losses are primarily related to realized and unrealized short term currency exchange swaps. Gains and losses on derivatives are largely offset by foreign currency gains and losses.
Loss on Extinguishment of Debt
In January 2021, we completed the early redemption on all $950.0 million in principal amount of outstanding 3.250% notes due October 2022, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $46.5 million loss on extinguishment of debt for the three months ended March 31, 2021. There were no comparable redemptions of debt for the three months ended March 31, 2022.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities for the three months ended March 31, 2022, relates to three equity method investments that were acquired in our merger with VEREIT. There were no comparative investments for the three months ended March 31, 2021.
Other Income, Net
Certain miscellaneous non-recurring revenue is included in other income, net. The increase in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, is primarily related to insurance proceeds received from property losses.
Income Taxes
Income taxes are for city and state income and franchise taxes, and for international income taxes accrued or paid by us and our subsidiaries. The increase in income taxes for the three months ended March 31, 2022, was primarily attributable to our increased volume of U.K. investments, which contributed to higher U.K. income taxes as compared to the same period in 2021.
Net Income Available to Common Stockholders
The following summarizes our net income available to common stockholders (dollars in millions, except per share data):

	Three months ended March 31,		% Increase
	2022	2021
Net income available to common stockholders	$199.4	$95.9	107.9%
Net income per share (1)	$0.34	$0.26	30.8%
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
The increase in net income available to common stockholders for the three months ended March 31, 2022, compared to the three months ended March 31, 201 primarily related to the increase in the size of our portfolio due to the merger with VEREIT, which closed on November 1, 2021. In addition, net income available to common stockholders for the three months ended March 31, 2021, was impacted by a $46.5 million loss on extinguishment of debt due to the January 2021 early redemption of the 3.250% notes due October 2022.
Adjusted Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate (Adjusted EBITDAre)
The National Association of Real Estate Investment Trusts (Nareit) established an EBITDA metric for real estate companies (i.e., EBITDA for real estate, or EBITDAre) it believed would provide investors with a consistent measure to help make investment decisions among REITs. Our definition of “Adjusted EBITDAre” is generally consistent with the Nareit definition, other than our adjustments to remove foreign currency and derivative gains and losses (which is consistent with our previous calculations of "Adjusted EBITDA"). We define Adjusted EBITDAre, a non–GAAP financial measure, for the most recent quarter as earnings (net income) before (i) interest expense, including non-cash loss (gain) on swaps, (ii) income and franchise taxes, (iii) loss on extinguishment of debt, (iv) real estate depreciation and amortization, (v) provisions for impairment, (vi) merger and integration-related costs, (vii) gain on sales of real estate, (viii) foreign currency and derivative gains and losses, net (as described in the Adjusted Funds from Operations section), and (ix) our proportionate share of interest expense and real estate depreciation and amortization from unconsolidated entities. Our Adjusted EBITDAre may not be comparable to Adjusted EBITDAre reported by other companies or as defined by Nareit, and other companies may interpret or define Adjusted EBITDAre differently than we do. Management believes Adjusted EBITDAre to be a meaningful measure of a REIT’s performance because it provides a view of our operating performance, analyzes our ability to meet interest payment obligations before the effects of income tax, depreciation and amortization expense, provisions for impairment, gains on sales of real estate and other items, as defined above, that affect comparability, including the removal of non-recurring and non-cash items that industry observers believe are less relevant to evaluating the operating performance of a company. In addition, EBITDAre is widely followed by industry analysts, lenders, investors, rating agencies, and others as a means of evaluating the operational cash generating capacity of a company prior to servicing debt obligations. Management also believes the use of an annualized quarterly Adjusted

EBITDAre metric, which we refer to as Annualized Adjusted EBITDAre, is meaningful because it represents the Company’s current earnings run rate for the period presented. Annualized Adjusted EBITDAre should be considered along with, but not as an alternative to net income as a measure of our operating performance. Management also uses our ratio of net debt-to-Annualized Adjusted EBITDAre as a measure of leverage in assessing the Company's financial performance, which is calculated as net debt (which we define as total debt per the consolidated balance sheet, excluding deferred financing costs and net premiums and discounts, but including our proportionate share on debt from unconsolidated entities, less cash and cash equivalents), divided by annualized quarterly Adjusted EBITDAre.
The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to adjusted EBITDAre and Annualized Adjusted EBITDAre calculations for the periods indicated below (dollars in thousands):

	Three months ended March 31,
	2022	2021
Net income	$199,971	$96,236
Interest	106,403	73,075
Loss on extinguishment of debt	—	46,473
Income taxes	10,981	6,225
Depreciation and amortization	403,762	177,985
Provisions for impairment	7,038	2,720
Merger and integration-related costs	6,519	—
Gain on sales of real estate	(10,156)	(8,401)
Foreign currency and derivative (gains) losses, net	590	(804)
Proportionate share of adjustments for unconsolidated entities	1,092	—
Quarterly Adjusted EBITDAre	$726,200	$393,509
Annualized Adjusted EBITDAre (1)	$2,904,800	$1,574,036

Total debt per the consolidated balance sheet, excluding deferred financing costs and net premiums and discounts	$15,695,516	$8,566,505
Proportionate share for unconsolidated entities debt, excluding deferred financing costs	86,006	—
Less: Cash and cash equivalents	(151,624)	(183,984)
Net Debt (2)	$15,629,898	$8,382,521
Net Debt/Annualized Adjusted EBITDAre (3)	5.4	5.3
(1) We calculate Annualized Adjusted EBITDAre by multiplying the Quarterly Adjusted EBITDAre by four.
(2) Net Debt is total debt per our consolidated balance sheet, excluding deferred financing costs and net premiums and discounts, but including our proportionate share on debt from unconsolidated entities, less cash and cash equivalents.
(3) During 2021, Net Debt was adjusted to exclude deferred financing costs and net premiums and discounts. The adjustment of Net Debt did not impact the calculation for the three months ended March 31, 2021.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO) AND NORMALIZED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (Normalized FFO)
The following summarizes our FFO and Normalized FFO (dollars in millions, except per share data):
We define FFO, a non-GAAP measure, consistent with the National Association of Real Estate Investment Trusts' definition, as net income available to common stockholders, plus depreciation and amortization of real estate assets, plus provisions for impairments of depreciable real estate assets, and reduced by gains on property sales. We define Normalized FFO, a non-GAAP financial measure, as FFO excluding merger and integration-related costs related to our merger with VEREIT. We define diluted FFO and diluted normalized FFO as FFO and normalized FFO adjusted for dilutive noncontrolling interests.

	Three months ended March 31,		% Increase
	2022	2021
FFO available to common stockholders	$601.4	$267.7	124.7%
FFO per share (1)	$1.01	$0.72	40.3%
Normalized FFO available to common stockholders	$607.9	$267.7	127.1%
Normalized FFO per share (1)	$1.02	$0.72	41.7%
(1) All per share amounts are presented on a diluted per common share basis.
FFO and Normalized FFO for the three months ended March 31, 2021, was impacted was impacted by a $46.5 million loss on extinguishment of debt due to the January 2021 early redemption of the 3.250% notes due October 2022. The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and Normalized FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2022	2021
Net income available to common stockholders	$199,369	$95,940
Depreciation and amortization	403,762	177,985
Depreciation of furniture, fixtures and equipment	(478)	(371)
Provisions for impairment	7,038	2,720
Gain on sales of real estate	(10,156)	(8,401)
Proportionate share of adjustments for unconsolidated entities	2,235	—
FFO adjustments allocable to noncontrolling interests	(354)	(166)
FFO available to common stockholders	$601,416	$267,707
FFO allocable to dilutive noncontrolling interests	808	—
Diluted FFO	$602,224	$267,707

FFO available to common stockholders	$601,416	$267,707
Merger and integration-related costs	6,519	—
Normalized FFO available to common stockholders	$607,935	$267,707
Normalized FFO allocable to dilutive noncontrolling interests	808	—
Diluted Normalized FFO	$608,743	$267,707

FFO per common share, basic and diluted	$1.01	$0.72

Normalized FFO per common share, basic and diluted	$1.02	$0.72

Distributions paid to common stockholders	$438,280	$260,697
FFO available to common stockholders in excess of distributions paid to common stockholders	$163,136	$7,010
Normalized FFO available to common stockholders in excess of distributions paid to common stockholders	$169,655	$7,010
Weighted average number of common shares used for FFO and normalized FFO:
Basic	593,827,299	371,522,607
Diluted	595,102,548	371,601,901
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
ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)
The following summarizes our AFFO (dollars in millions, except per share data):
We define AFFO, a non-GAAP measure, as FFO adjusted for unique revenue and expense items, which we believe are not as pertinent to the measurement of our ongoing operating performance. We define diluted AFFO as AFFO adjusted for dilutive noncontrolling interests.

	Three months ended March 31,		% Increase
	2022	2021
AFFO available to common stockholders	$580.1	$318.2	82.3%
AFFO per share (1)	$0.98	$0.86	14.0%

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
The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to Normalized FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2022	2021
Net income available to common stockholders	$199,369	$95,940
Cumulative adjustments to calculate Normalized FFO (1)	408,566	171,767
Normalized FFO available to common stockholders	607,935	267,707
Loss on extinguishment of debt	—	46,473
Amortization of share-based compensation	5,002	3,697
Amortization of net debt premiums and deferred financing costs (2)	(17,096)	1,385
Loss on interest rate swaps	722	722
Straight-line payments from cross-currency swaps (3)	517	618
Leasing costs and commissions	(2,373)	(706)
Recurring capital expenditures	(13)	(23)
Straight-line rent	(27,822)	(10,463)
Amortization of above and below-market leases, net	13,642	9,300
Proportionate share of adjustments for unconsolidated entities	(2,064)	—
Other adjustments (4)	1,648	(488)
AFFO available to common stockholders	$580,098	$318,222
AFFO allocable to dilutive noncontrolling interests	820	351
Diluted AFFO	$580,918	$318,573

AFFO per common share, basic and diluted	$0.98	$0.86

Distributions paid to common stockholders	$438,280	$260,697

AFFO available to common stockholders in excess of distributions paid to common stockholders	$141,818	$57,525
Weighted average number of common shares used for computation per share:
Basic	593,827,299	371,522,607
Diluted	595,102,548	372,065,020
(1)See reconciling items for Normalized FFO presented under “Funds from Operations Available to Common Stockholders (FFO) and Normalized Funds from Operations Available to Common Stockholders (Normalized FFO)."
(2) Includes the amortization of premiums and discounts on notes payable and assumption of our mortgages payable, which are being amortized over the life of the applicable debt, and costs incurred and capitalized upon issuance and exchange of our notes payable, assumption of our mortgages payable and issuance of our term loans, which are also being amortized over the lives of the applicable debt. No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.
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
PROPERTY PORTFOLIO INFORMATION
At March 31, 2022, we owned a diversified portfolio:
•Consisting of 11,288 properties;
•With an occupancy rate of 98.6%, or 11,132 properties leased and 156 properties available for lease or sale;
•With clients doing business in 70 separate industries;
•Located in all 50 U.S. states, Puerto Rico, the U.K. and Spain;
•With approximately 213.9 million square feet of leasable space;
•With a weighted average remaining lease term (excluding rights to extend a lease at the option of the client) of approximately 8.9 years; and
•With an average leasable space per property of approximately 18,950 square feet; approximately 12,660 square feet per retail property and approximately 244,460 square feet per industrial property.
At March 31, 2022, 11,132 properties were leased under net lease agreements. A net lease typically requires the client to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, clients of our properties typically pay rent increases based on: (1) fixed increases, (2) increases tied to inflation (typically subject to ceilings), or (3) additional rent calculated as a percentage of the clients' gross sales above a specified level.
We define total portfolio annualized contractual rent as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables, but excluding percentage rent and reimbursements from clients, as of the balance sheet date, multiplied by 12, excluding percentage rent. We believe total portfolio annualized contractual revenue is a useful supplemental operating measure, as it excludes properties that were no longer owned at the balance sheet date and includes the annualized rent from properties acquired during the quarter. Total portfolio annualized contractual rent has not been reduced to reflect reserves and reserve reversals recorded as adjustments to GAAP rental revenue in the periods presented and excludes unconsolidated entities.

Industry Diversification
The following table sets forth certain information regarding our property portfolio classified according to the business of the respective clients, expressed as a percentage of our total portfolio annualized contractual rent:

	Percentage of Total Portfolio Annualized Contractual Rent by Industry
	As of
	Mar 31, 2022	Dec 31, 2021	Dec 31, 2020	Dec 31, 2019	Dec 31, 2018
U.S.
Aerospace	0.4%	0.4%	0.6%	0.8%	0.9%
Apparel stores	1.5	1.5	1.3	1.1	1.2
Automotive collision services	1.0	1.0	1.1	1.0	0.9
Automotive parts	1.5	1.5	1.6	1.6	1.7
Automotive service	3.3	3.2	2.7	2.6	2.3
Automotive tire services	1.6	1.8	2.0	2.1	2.3
Beverages	1.3	1.3	2.1	2.0	2.4
Child care	1.5	1.5	2.1	2.1	2.2
Consumer electronics	0.6	0.6	0.3	0.3	0.3
Consumer goods	0.7	0.7	0.6	0.6	0.7
Convenience stores	9.1	9.1	11.9	12.3	12.6
Crafts and novelties	1.0	1.0	0.9	0.6	0.6
Diversified industrial	1.1	1.0	0.8	0.7	0.8
Dollar stores	7.4	7.5	7.6	7.9	7.3
Drug stores	6.4	6.6	8.2	8.8	9.4
Education	0.1	0.1	0.2	0.2	0.3
Energy	0.4	0.4	—	—	—
Entertainment	0.9	0.8	0.3	0.3	0.3
Equipment services	0.3	0.3	0.3	0.4	0.4
Financial services	2.0	2.0	1.8	2.0	2.4
Food processing	0.7	0.7	0.7	0.7	0.5
General merchandise	3.4	3.5	3.4	2.5	2.1
Government services	*	*	0.6	0.7	0.9
Grocery stores	4.9	4.9	4.9	5.2	5.0
Health and beauty	0.2	0.2	0.2	0.2	0.2
Health and fitness	4.6	4.7	6.7	7.0	7.1
Health care	1.8	1.9	1.5	1.6	1.6
Home furnishings	2.5	2.2	0.7	0.8	0.8
Home improvement	3.0	3.1	3.1	2.9	2.8
Machinery	0.1	0.1	0.1	0.1	0.1
Motor vehicle dealerships	1.2	1.3	1.6	1.6	1.8
Office supplies	0.2	0.2	0.1	0.2	0.2
Other manufacturing	0.5	0.5	0.4	0.6	0.7
Packaging	0.6	0.6	0.9	0.8	1.0
Paper	*	*	0.1	0.1	0.1
Pet supplies and services	1.0	0.9	0.7	0.7	0.5
Restaurants - casual dining	5.8	5.9	2.8	3.2	3.3
Restaurants - quick service	6.5	6.5	5.3	5.8	6.3
Shoe stores	0.2	0.2	0.2	0.2	0.5
Sporting goods	1.4	1.5	0.7	0.8	0.9
Telecommunications	0.1	0.1	0.5	0.5	0.6
Theaters	3.3	3.4	5.6	6.1	5.3
Transportation services	3.3	3.4	3.9	4.3	5.0
Wholesale clubs	2.5	2.5	2.4	2.5	2.9
Other	0.7	0.9	0.3	0.8	0.8
Total U.S.	90.6%	91.5%	93.8%	97.3%	100.0%
Europe (1)
Grocery stores	5.5	5.3	4.9	2.7	—
Health care	0.1	0.1	0.1	—	—
Home improvement	2.0	2.0	1.2	—	—
Warehousing and storage	0.2	0.2	—	—	—
Other	1.6	0.9	*	*	—
Total Europe	9.4%	8.5%	6.2%	2.7%	—%
Totals	100.0%	100.0%	100.0%	100.0%	100.0%
* Less than 0.1%
(1) Europe consists of properties in the U.K., starting in May 2019, and in Spain, starting in September 2021.

Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of March 31, 2022 (dollars in thousands):

Property Type	Number of Properties	Approximate Leasable Square Feet (1)	Total Portfolio Annualized Contractual Rent	Percentage of Total Portfolio Annualized Contractual Rent
Retail	10,967	138,843,400	$2,506,807	83.6%
Industrial	298	72,849,200	431,852	14.4
Other (2)	23	2,201,000	57,745	2.0
Totals	11,288	213,893,600	$2,996,404	100.0%
(1)Includes leasable building square footage. Excludes 3,600 acres of leased land categorized as agriculture at March 31, 2022.
(2)"Other" includes seven properties classified as office, consisting of approximately 2.0 million leasable square feet and $29.2 million in annualized contractual rent, and 16 properties classified as agriculture, consisting of approximately 191,000 leasable square feet and $28.6 million in annualized contractual rent.
Client Diversification
The following table sets forth the 20 largest clients in our property portfolio, expressed as a percentage of total portfolio annualized contractual rent, which does not give effect to deferred rent, at March 31, 2022:

Client	Number of Leases	Percentage of Total Portfolio Annualized Contractual Rent (1)
Walgreens	338	4.0%
7-Eleven	627	3.9%
Dollar General	1,272	3.9%
Dollar Tree / Family Dollar	1,022	3.5%
FedEx	80	2.9%
LA Fitness	79	2.4%
Sainsbury's	26	2.2%
BJ's Wholesale Clubs	32	1.9%
CVS Pharmacy	183	1.8%
Wal-Mart / Sam's Club	65	1.7%
AMC Theatres	35	1.6%
B&Q (Kingfisher)	25	1.6%
Regal Cinemas (Cineworld)	41	1.5%
Red Lobster	201	1.5%
Tesco	16	1.5%
Tractor Supply	160	1.4%
Lifetime Fitness	16	1.4%
Home Depot	29	1.2%
Fas Mart (GPM Investments)	261	1.0%
Circle K (Couche-Tard)	253	1.0%
Total	4,761	42.2%
(1) Amounts for each client are calculated independently; therefore, the individual percentages may not sum to the total.

Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the client) and their contribution to total portfolio annualized contractual rent as of March 31, 2022 (dollars in thousands):

Total Portfolio (1)
	Expiring Leases		Approximate Leasable Square Feet	Total Portfolio Annualized Contractual Rent	Percentage of Total Portfolio Annualized Contractual Rent
Year	Retail	Non-Retail
2022	278	11	3,632,900	$49,642	1.8%
2023	756	28	11,488,900	144,672	4.8
2024	671	31	13,443,300	153,759	5.1
2025	812	34	13,690,000	193,912	6.5
2026	754	32	15,420,500	177,284	5.9
2027	1210	31	20,916,600	241,978	8.1
2028	976	33	18,754,100	227,455	7.6
2029	827	16	17,396,700	214,227	7.1
2030	507	17	14,217,400	163,226	5.4
2031	435	36	20,035,100	229,907	7.7
2032	602	15	9,422,000	175,515	5.9
2033	513	13	11,893,600	153,254	5.1
2034	504	5	9,377,400	192,605	6.4
2035	379	3	4,290,300	99,117	3.3
2036	381	6	6,577,100	123,353	4.1
2037 - 2059	1,555	30	20,667,500	456,498	15.2
Totals	11,160	341	211,223,400	$2,996,404	100.0%
(1)Leases on our multi-client properties are counted separately in the table above. This table excludes 201 vacant units.

Geographic Diversification
The following table sets forth certain state-by-state information regarding our property portfolio as of March 31, 2022 (dollars in thousands):

Location	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Percentage of Total Portfolio Annualized Contractual Rent
Alabama	384	96%	4,122,400	2.0%
Alaska	6	100	299,700	0.1
Arizona	228	100	3,496,000	1.9
Arkansas	226	99	2,453,000	1.1
California	323	99	11,326,400	6.4
Colorado	158	98	2,570,800	1.5
Connecticut	27	100	1,244,600	0.5
Delaware	26	100	192,000	0.2
Florida	702	99	9,515,800	5.3
Georgia	494	99	7,997,700	3.6
Hawaii	22	100	47,800	0.2
Idaho	27	100	189,100	0.1
Illinois	462	98	11,796,100	5.0
Indiana	387	99	6,701,900	2.9
Iowa	89	98	3,501,800	1.0
Kansas	173	100	4,465,600	1.2
Kentucky	172	97	3,413,800	1.3
Louisiana	308	99	4,888,700	2.2
Maine	55	98	1,008,300	0.5
Maryland	73	96	2,748,000	1.3
Massachusetts	91	99	3,109,400	1.4
Michigan	450	98	5,303,000	2.8
Minnesota	230	100	3,495,200	2.0
Mississippi	275	100	4,156,000	1.4
Missouri	343	99	4,736,900	2.0
Montana	21	100	204,500	0.1
Nebraska	75	99	1,013,000	0.4
Nevada	72	100	2,638,200	1.0
New Hampshire	30	100	567,900	0.4
New Jersey	142	98	2,233,300	1.8
New Mexico	102	99	1,299,200	0.7
New York	241	99	4,315,400	3.2
North Carolina	377	99	7,692,000	3.2
North Dakota	22	86	352,300	0.2
Ohio	663	98	15,126,700	4.6
Oklahoma	286	98	3,958,900	1.8
Oregon	42	98	658,900	0.4
Pennsylvania	330	99	5,861,400	2.8
Rhode Island	7	86	109,800	0.1
South Carolina	285	99	3,912,700	2.0
South Dakota	29	100	428,400	0.2
Tennessee	374	98	6,475,400	2.6
Texas	1450	98	23,908,100	10.7
Utah	36	100	1,529,500	0.5
Vermont	7	100	134,900	0.1
Virginia	347	97	5,918,800	2.5
Washington	77	99	1,711,900	0.9
West Virginia	74	100	726,000	0.4
Wisconsin	245	100	4,444,400	1.9
Wyoming	23	100	157,700	0.1
Puerto Rico	6	100	59,400	0.1
Spain	43	100	2,492,000	0.7
U.K.	151	100	13,182,900	8.7
Totals/average	11,288	99%	213,893,600	100.0%

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
OTHER INFORMATION
Our common stock is listed on the NYSE under the ticker symbol “O” with a CUSIP number of 756109-104. Our 1.625% notes due December 2030 are listed on the NYSE under the ticker symbol "O30" with a CUSIP number of 756109-AY0. Our 1.875% notes due January 2027 are listed on the NYSE under the ticker symbol "O27B" with a CUSIP number of 756109-BM5. Our 1.125% notes due July 2027 are listed on the NYSE under the ticker symbol "O27A" with a CUSIP number of 756109-BB9. Our 1.750% notes due July 2033 are listed on the NYSE under the ticker symbol "O33A" with a CUSIP number of 756109-BC7. Our 2.500% notes due January 2042 are listed on the NYSE under the ticker symbol "O42" with a CUSIP number of 756109-BN3. Our central index key number is 726728.
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

In order to mitigate and manage the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate swaps, interest rate locks and caps. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks, including counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. To limit counterparty credit risk, we will seek to enter into such agreements with major financial institutions with favorable credit ratings. There can be no assurance that we will be able to adequately protect against the foregoing risks or realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging activities. We do not enter into any derivative transactions for speculative or trading purposes.
The following table presents, by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of March 31, 2022. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of Maturity	Fixed rate debt	Weighted average rate on fixed rate debt	Variable rate debt	Weighted average rate on variable rate debt
2022	$227.5	4.72%	$950.0	0.83%
2023	62.1	4.45	569.6	3.12
2024	1,833.0	4.48	—	—
2025	1,090.8	4.22	—	—
2026	1,576.2	3.72	—	—
Thereafter	9,386.3	2.93	—	—
Totals (1)	$14,175.9	3.35%	$1,519.6	1.69%
Fair Value (2)	$13,963.8		$1,519.6
(1)Excludes net premiums recorded on mortgages payable, net premiums recorded on notes payable and deferred financing costs on mortgages payable, notes payable, and our term loan. At March 31, 2022, the unamortized balance of net premiums on mortgages payable is $25.0 million, the unamortized balance of net premiums on notes payable is $272.7 million, and the balance of deferred financing costs on mortgages payable is $713,000, on notes payable is $60.6 million, and on the term loan is $394,000.
(2)We base the estimated fair value of the publicly-traded fixed rate senior notes and bonds at March 31, 2022, on the indicative market prices and recent trading activity of our senior notes and bonds payable. We base the estimated fair value of our fixed rate mortgages and private senior notes payable at March 31, 2022, on the relevant forward interest rate curve, plus an applicable credit-adjusted spread. We believe that the carrying values of the line of credit and commercial paper borrowings and term loan balance reasonably approximate their estimated fair values at March 31, 2022.
The table above incorporates only those exposures that exist as of March 31, 2022. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.
At March 31, 2022, our outstanding notes, bonds and mortgages payable had fixed interest rates. Interest on our credit facility and commercial paper borrowings and term loan balance is variable. However, the variable interest rate feature on our term loan has been mitigated by an interest rate swap agreement. Based on our revolving credit facility balance of $569.6 million at March 31, 2022, a 1% change in interest rates would change our interest rate costs by $5.7 million per year.
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

As of and for the quarter ended March 31, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.
Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2022 our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Changes in Internal Controls
As a result of our merger with VEREIT in November 2021, we are operating two separate enterprise resource planning (ERP) systems to generate our financial statements. In 2022, we plan to integrate these two ERP platforms into one primary system. We have updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes for these parallel ERP systems, as we work towards enhanced automated controls through a central platform. Except as described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.    OTHER INFORMATION
Item 1A. Risk Factors
You should carefully consider the risks described in "Item 1A, Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2021 Incentive Award Plan of Realty Income Corporation:
•47,916 shares of stock, at a weighted average price of $71.59, in January 2022;
•23,717 shares of stock, at a weighted average price of $66.68, in February 2022; and
•171 shares of stock, at a weighted average price of $65.94, in March 2022.

Item 6:        Exhibits

Exhibit No.	Description
Articles of Incorporation and Bylaws
2.1
Agreement and Plan of Merger, dated as of April 29, 2021, by and among Realty Income Corporation, Rams MD Acquisition Sub I, Inc., Rams Acquisition Sub II, LLC, VEREIT, Inc. and VEREIT Operating Partnership, L.P (filed as exhibit 2.1 to the Company's Form 8-K, filed on April 30, 2021 (File No. 001-13374), and incorporated herein by reference).

2.2
First Amendment to Agreement and Plan of Merger, dated as of June 25, 2021, by and among Realty Income Corporation, Rams MD Acquisition Sub I, Inc., Rams Acquisition Sub II, LLC, VEREIT, Inc. and VEREIT Operating Partnership, L.P (filed as exhibit 2.1 to the Company's Form 8-K, filed on June 25, 2021 (File No. 001-13374), and incorporated herein by reference).

3.1
Articles of Incorporation of the Company, as amended by amendment No. 1 dated May 10, 2005 and amendment No. 2 dated May 10, 2005 (filed as exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2005, filed on August 3, 2005 (File No. 033-69410) and incorporated herein by reference).

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

4.7	Form of 3.875% Note due 2024 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on June 25, 2014 (File No. 001-13374), and incorporated herein by reference).
4.8
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “3.875% Notes due 2024” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on June 25, 2014 (File No. 001-13374), and incorporated herein by reference).

4.9	Form of 4.125% Note due 2026 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on September 23, 2014 (File No. 001-13374), and incorporated herein by reference).
4.10
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “4.125% Notes due 2026” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on September 23, 2014 (File No. 001-11374), and incorporated herein by reference).

4.11	Form of 3.000% Note due 2027 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on October 12, 2016 (File No. 001-13374), and incorporated herein by reference).
4.12
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “3.000% Notes due 2027” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on October 12, 2016 (File No. 001-13374), and incorporated herein by reference).

4.13	Form of 4.650% Note due 2047 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on March 15, 2017 (File No. 001-13374), and incorporated herein by reference).
4.14	Form of 4.125% Note due 2026 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on March 15, 2017 (File No. 001-13374), and incorporated herein by reference).
4.15
Officers’ Certificate pursuant to Sections 201, 301, and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee, establishing a series of securities entitled “4.650% Notes due 2047” and re-opening a series of securities entitled “4.125% Notes due 2026” (filed as exhibit 4.4 to the Company’s Form 8-K, filed on March 15, 2017 (File No. 001-13374), and incorporated herein by reference).

4.16	Form of 3.650% Note due 2028 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on December 6, 2017 (File No. 001-13374), and incorporated herein by reference).
4.17	Form of 4.650% Note due 2047 (filed as exhibit 4.4 to the Company’s Form 8-K, filed on December 6, 2017 (File No. 001-13374), and incorporated herein by reference).
4.18	Form of 3.875% Note due 2025 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on April 4, 2018 (File No. 001-13374), and incorporated herein by reference).
4.19
Officers’ Certificate pursuant to Sections 201, 301, and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee, establishing a series of securities entitled “3.875% Notes due 2025” and re-opening a series of securities entitled “4.125% Notes due 2026” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on April 4, 2018 (File No. 001-13374), and incorporated herein by reference).

4.20	Form of 3.250% Note due 2029 (filed as exhibit 4.2 to the Company's Form 8-K, filed on June 16, 2019 (File No. 001-13374), and incorporated herein by reference).
4.21
Officers’ Certificate pursuant to Sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “3.250% Notes due 2029." (filed as exhibit 4.3 to the Company's Form 8-K, filed on June 16, 2019 (File No. 001-13374), and incorporated herein by reference).

4.22	Description of Securities (filed as exhibit 4.20 to the Company's 10-K, filed on February 22, 2022 (File No. 001-13374), and incorporated herein by reference).
4.23	Form of 3.250% Note due 2031 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on May 8, 2020 (File No. 001-13374), and incorporated herein by reference).
4.24	Form of 3.250% Note due 2031 (filed as exhibit 4.2 to the Company's Form 8-K, filed on July 16, 2020 (File No. 001-13374), and incorporated herein by reference).
4.25
Officers' Certificate, dated May 8, 2020, pursuant to Sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled "3.250% Notes due 2031." (filed as exhibit 4.3 to the Company's Form 8-K, filed on May 8, 2020, (File No. 001-13374), and incorporated herein by reference).

4.26
Officers' Certificate, dated July 16, 2020, pursuant to Sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, re-opening a series of securities entitled "3.250% Notes due 2031." (filed as exhibit 4.3 to the Company's Form 8-K, filed on July 16, 2020, (File No. 001-13374), and incorporated herein by reference).

4.27	Form of 1.625% Note due 2030 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on October 1, 2020 (File No. 001-13374), and incorporated herein by reference).
4.28
Officers’ Certificate dated October 1, 2020 pursuant to Sections 201, 301 and 303 of the Indenture dated as of October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “1.625% Notes due 2030” (filed as an Exhibit 4.3 to the Company’s Form 8-K, filed on October 1, 2020 (File No. 001-13374), and incorporated herein by reference).

4.29	Form of 0.750% Note due 2026 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on December 14, 2020 (File No. 001-13374), and incorporated herein by reference).
4.30	Form of 1.800% Note due 2033 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on December 14, 2020 (File No. 001-13374), and incorporated herein by reference).
4.31
Officers’ Certificate dated December 14, 2020 pursuant to Sections 201, 301 and 303 of the Indenture dated as of October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of debt securities entitled “0.750% Notes due 2026” and a series of debt securities entitled “1.800% Notes due 2033” (filed as an Exhibit 4.4 to the Company's Form 8-K, filed on December 14, 2020 (File No. 001-13374), and incorporated herein by reference).

4.32
Officers’ Certificate dated July 13, 2021 pursuant to Sections 201, 301 and 303 of the Indenture establishing the terms of a new series of debt securities entitled “1.125% Notes due 2027” and a new series of debt securities entitled “1.750% Notes due 2033.” (filed as Exhibit 4.4 to the Company's Form 8-K, filed on July 13, 2021 (File No. 001-13374), and incorporated herein by reference).

4.33	Form of 1.125% Notes due 2027 (filed as exhibit 4.2 to the Company's Form 8-K, filed on July 13, 2021 (File No. 001-13374),and incorporated herein by reference)
4.34	Form of 1.750% Notes due 2033 (filed as exhibit 4.3 to the Company's Form 8-K, filed on July 13, 2021 (File No. 001-13374), and incorporated herein by reference)
4.35	Form of 1.875% Notes due 2027 (filed as exhibit 4.2 to the Company's Form 8-K, filed on January 14, 2022 (File No. 001-13374), and incorporated herein by reference).
4.36	Form of 2.500% Notes due 2042 (filed as exhibit 4.3 to the Company's Form 8-K, filed on January 14, 2022 (File No. 001-13374), and incorporated herein by reference).

4.37
Officers’ Certificate dated January 14, 2022, pursuant to Sections 201, 301 and 303 of the Indenture establishing the terms of a new series of debt securities entitled “1.87% Notes due 2027” and a new series of debt securities entitled “2.500% Notes due 2042” (filed as exhibit 4.4 to the Company’s Form 8-K, filed on January 14, 2022 (File No. 001-13374), and incorporated herein by reference).

4.38
Indenture, dated as of February 6, 2014, among ARC Properties Operating Partnership, L.P., Clark Acquisition, LLC, the guarantors named therein and U.S. Bank National Association, as trustee (filed as exhibit 4.1 to VEREIT, Inc.'s Form 8-K, filed on February 7, 2014 (File No. 001-35263), and incorporated herein by reference).

4.39	Officers’ Certificate, dated as of February 6, 2014 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on February 7, 2014 (File No. 001-35263), and incorporated herein by reference).
4.40
First Supplemental Indenture, dated as of February 9, 2015, by and among ARC Properties Operating Partnership, L.P., American Realty Capital Properties, Inc. and U.S. Bank National Association (filed as exhibit 4.1 to VEREIT, Inc.'s Form 8-K, filed on February 13, 2015 (File No. 001-35263), and incorporated herein by reference).

4.41	Officers’ Certificate, dated as of June 2, 2016 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on June 3, 2016 (File No. 001-35263), and incorporated herein by reference).
4.42	Officers’ Certificate, dated as of August 11, 2017 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on August 11, 2017 (File No. 001-35263), and incorporated herein by reference).
4.43	Officers’ Certificate, dated as of October 16, 2018 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on October 16, 2018 (File No. 001-35263), and incorporated herein by reference).
4.44	Officers’ Certificate, dated as of December 4, 2019 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on December 4, 2019 (File No. 001-35263), and incorporated herein by reference).
4.45	Officers’ Certificate, dated as of June 29, 2020 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on June 29, 2020 (File No. 001-35263), and incorporated herein by reference).
4.46	Officers’ Certificate, dated as of November 17, 2020 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on November 17, 2020 (File No. 001-35263), and incorporated herein by reference).
4.47
Second Supplemental Indenture, dated as of November 1, 2021, by an among Rams MD Subsidiary I, Inc., VEREIT Operating Partnership, L.P., VEREIT, Inc. and U.S. Bank National Association, as trustee (filed as exhibit 4.10 to the Company's Form 8-K, filed on November 1, 2021 (File No. 001-13374), and incorporated herein by reference).

4.48
Third Supplemental Indenture, dated as of November 9, 2021, by and among VEREIT Operating Partnership, L.P., Rams MD Subsidiary I, Inc. (f/k/a VEREIT, Inc.) and U.S. Bank National Association, as trustee (filed as exhibit 4.1 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).

4.49	Form of 4.600% Notes due February 6, 2024. (filed as exhibit 4.2 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.50	Form of 4.625% Notes due November 1, 2025. (filed as exhibit 4.3 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.51	Form of 4.875% Notes due June 1, 2026. (filed as exhibit 4.4 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.52	Form of 3.950% Notes due August 15, 2027. (filed as exhibit 4.5 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.53	Form of 3.400% Notes due January 15, 2028. (filed as exhibit 4.6 to the Company's Form 8-K, filed on November 15, 2021(File No. 001-13374), and incorporated herein by reference).
4.54	Form of 2.200% Notes due June 15, 2028. (filed as exhibit 4.7 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.55	Form of 3.100% Notes due December 15, 2029. (filed as exhibit 4.8 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.56	Form of 2.850% Notes due December 15, 2032. (filed as exhibit 4.9 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
Material Contracts
10.1+
Form of Restricted Stock Agreement for Executives under the Realty Income Corporation 2021 Incentive Award Plan (filed as Exhibit 10.21 to the Company's Form 10-K, filed on February 23, 2022 (File No. 001-13374), and incorporated herein by reference).

10.2+
Form of Restricted Stock Unit Agreement for Senior Vice Presidents and Executives under the Realty Income Corporation 2021 Incentive Award Plan.(filed as Exhibit 10.22 to the Company's Form 10-K, filed on February 23, 2022 (File No. 001-13374), and incorporated herein by reference).

10.3+
Form of November 15, 2021 Performance Share Award Agreement under the Realty Income Corporation 2021 Incentive Award Plan (filed as Exhibit 10.23 to the Company's Form 10-K, filed on February 23, 2022 (File No. 001-13374), and incorporated herein by reference).

10.4+
Form of Performance Share Award Agreement under the Realty Income Corporation 2021 Incentive Award Plan (filed as Exhibit 10.24 to the Company's Form 10-K, filed on February 23, 2022 (File No. 001-13374), and incorporated herein by reference).

10.5
Third Amended and Restated Credit Agreement among the Company, as Borrower, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the other parties named therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed on April 28, 2022 (File No. 001-13374), and incorporated herein by reference).

Certifications
*31.1	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.
*31.2	Rule 13a-14(a) Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.
*32	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Interactive Data Files
*101
The following materials from Realty Income Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 formatted in Inline Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language.
* Filed herewith.
+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: May 5, 2022	/s/ SEAN P. NUGENT
Sean P. Nugent
Senior Vice President, Controller and Principal Accounting Officer
(Principal Accounting Officer)