Form 10-Q
period 2022-06-30
REALTY INCOME CORP
filed 2022-08-04
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022, or
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
There were 617,577,455 shares of common stock outstanding as of July 29, 2022.

REALTY INCOME CORPORATION
Index to Form 10-Q
June 30, 2022

PART 1. FINANCIAL INFORMATION
Item 1.    Financial Statements
REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share and share count data)

	June 30, 2022	December 31, 2021
ASSETS	(unaudited)
Real estate held for investment, at cost:
Land	$11,605,933	$10,753,750
Buildings and improvements	26,101,185	25,155,178
Total real estate held for investment, at cost	37,707,118	35,908,928
Less accumulated depreciation and amortization	(4,387,878)	(3,949,798)
Real estate held for investment, net	33,319,240	31,959,130
Real estate and lease intangibles held for sale, net	66,336	30,470
Cash and cash equivalents	172,849	258,579
Accounts receivable, net	500,384	426,768
Lease intangible assets, net	5,154,994	5,275,304
Goodwill	3,731,478	3,676,705
Investment in unconsolidated entities	113,562	140,967
Other assets, net	1,893,075	1,369,579
Total assets	$44,951,918	$43,137,502

LIABILITIES AND EQUITY
Distributions payable	$153,966	$146,919
Accounts payable and accrued expenses	353,573	351,128
Lease intangible liabilities, net	1,346,648	1,308,221
Other liabilities	740,357	759,197
Line of credit payable and commercial paper	1,169,121	1,551,376
Term loan, net	249,656	249,557
Mortgages payable, net	947,112	1,141,995
Notes payable, net	13,588,606	12,499,709
Total liabilities	18,549,039	18,008,102
Commitments and contingencies
Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 1,300,000,000 and 740,200,000 shares authorized, 617,564,272 and 591,261,991 shares issued and outstanding as of June 30, 2022, and December 31, 2021, respectively	31,303,383	29,578,212
Distributions in excess of net income	(4,999,150)	(4,530,571)
Accumulated other comprehensive income	22,379	4,933
Total stockholders’ equity	26,326,612	25,052,574
Noncontrolling interests	76,267	76,826
Total equity	26,402,879	25,129,400
Total liabilities and equity	$44,951,918	$43,137,502
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
REVENUE
Rental (including reimbursable)	$800,800	$460,256	$1,600,365	$899,621
Other	9,619	3,042	17,397	5,931
Total revenue	810,419	463,298	1,617,762	905,552

EXPENSES
Depreciation and amortization	409,437	187,789	813,199	365,774
Interest	110,121	73,674	216,524	146,749
Property (including reimbursable)	52,180	31,734	104,522	60,233
General and administrative	34,139	21,849	66,838	42,645
Provisions for impairment	7,691	17,246	14,729	19,966
Merger and integration-related costs	2,729	13,298	9,248	13,298
Total expenses	616,297	345,590	1,225,060	648,665
Gain on sales of real estate	40,572	14,901	50,728	23,302
Foreign currency and derivative gain, net	7,480	400	6,890	1,204
Gain (loss) on extinguishment of debt	127	—	127	(46,473)
Equity in income and impairment of investment in unconsolidated entities	(6,627)	—	(5,673)	—
Other income, net	2,806	984	4,658	1,534
Income before income taxes	238,480	133,993	449,432	236,454
Income taxes	(14,658)	(9,225)	(25,639)	(15,450)
Net income	223,822	124,768	423,793	221,004
Net income attributable to noncontrolling interests	(615)	(289)	(1,217)	(585)
Net income available to common stockholders	$223,207	$124,479	$422,576	$220,419

Amounts available to common stockholders per common share:
Net Income, basic and diluted	$0.37	$0.33	$0.71	$0.59

Weighted average common shares outstanding:
Basic	601,672,201	374,236,424	597,778,173	372,879,165
Diluted	602,030,666	374,341,023	598,140,702	372,971,744

Other comprehensive income:
Net income available to common stockholders	$223,207	$124,479	$422,576	$220,419
Foreign currency translation adjustment	(48,992)	(49)	(59,698)	(308)
Unrealized gain (loss) on derivatives, net	33,454	(10,833)	77,144	35,576
Comprehensive income available to common stockholders	$207,669	$113,597	$440,022	$255,687
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands) (unaudited)
Three months ended June 30, 2022, and 2021

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total equity
Balance, March 31, 2022	601,566,581	$30,236,374	$(4,772,112)	$37,917	$25,502,179	$76,546	$25,578,725
Net income	—	—	223,207	—	223,207	615	223,822
Other comprehensive loss	—	—	—	(15,538)	(15,538)	—	(15,538)
Distributions paid and payable	—	—	(450,245)	—	(450,245)	(894)	(451,139)
Share issuances, net of costs	15,961,222	1,060,529	—	—	1,060,529	—	1,060,529
Share-based compensation, net	36,469	6,480	—	—	6,480	—	6,480
Balance, June 30, 2022	617,564,272	$31,303,383	$(4,999,150)	$22,379	$26,326,612	$76,267	$26,402,879

Balance, March 31, 2021	373,509,822	$15,371,016	$(3,827,660)	$(8,484)	$11,534,872	$32,141	$11,567,013
Net income	—	—	124,479	—	124,479	289	124,768
Other comprehensive loss	—	—	—	(10,882)	$(10,882)	—	(10,882)
Distributions paid and payable	—	—	(265,152)	—	(265,152)	(389)	(265,541)
Share issuances, net of costs	6,629,021	452,355	—	—	452,355	—	452,355
Contributions by noncontrolling	—	—	—	—	—	2,106	2,106
Share-based compensation, net	35,199	3,860	—	—	3,860	—	3,860
Balance, June 30, 2021	380,174,042	$15,827,231	$(3,968,333)	$(19,366)	$11,839,532	$34,147	$11,873,679

Six months ended June 30, 2022 and 2021

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total equity
Balance, December 31, 2021	591,261,991	$29,578,212	$(4,530,571)	$4,933	$25,052,574	$76,826	$25,129,400
Net income	—	—	422,576	—	422,576	1,217	423,793
Other comprehensive income	—	—	—	17,446	17,446	—	17,446
Distributions paid and payable	—	—	(891,155)	—	(891,155)	(1,776)	(892,931)
Share issuances, net of costs	26,133,030	1,720,573	—	—	1,720,573	—	1,720,573
Share-based compensation, net	169,251	4,598	—	—	4,598	—	4,598
Balance, June 30, 2022	617,564,272	$31,303,383	$(4,999,150)	$22,379	$26,326,612	$76,267	$26,402,879

Balance December 31, 2020	361,303,445	$14,700,050	$(3,659,933)	$(54,634)	$10,985,483	$32,247	$11,017,730
Net income	—	—	220,419	—	220,419	585	221,004
Other comprehensive income	—	—	—	35,268	35,268	—	35,268
Distributions paid and payable	—	—	(528,819)	—	(528,819)	(791)	(529,610)
Share issuances, net of costs	18,747,415	1,124,576	—	—	1,124,576	—	1,124,576
Contributions by noncontrolling interests	—	—	—	—	—	2,106	2,106
Share-based compensation, net	123,182	2,605	—	—	2,605	—	2,605
Balance, June 30, 2021	380,174,042	$15,827,231	$(3,968,333)	$(19,366)	$11,839,532	$34,147	$11,873,679

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands) (unaudited)

	Six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$423,793	$221,004
Adjustments to net income:
Depreciation and amortization	813,199	365,774
Amortization of share-based compensation	11,643	8,169
Non-cash revenue adjustments	(25,332)	(8,233)
(Gain) loss on extinguishment of debt	(127)	46,473
Amortization of net premiums on mortgages payable	(7,091)	(485)
Amortization of net premiums on notes payable	(31,423)	(138)
Amortization of deferred financing costs	7,081	5,490
Loss on interest rate swaps	1,446	1,447
Foreign currency and derivative gain, net	(6,890)	(1,204)
Gain on sales of real estate	(50,728)	(23,302)
Equity in income and impairment of investment in unconsolidated entities	5,673	—
Distributions from unconsolidated entities	1,490	—
Provisions for impairment on real estate	14,729	19,966
Change in assets and liabilities
Accounts receivable and other assets	134,019	(67,970)
Accounts payable, accrued expenses and other liabilities	(34,921)	14,143
Net cash provided by operating activities	1,256,561	581,134
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(3,166,063)	(2,102,042)
Improvements to real estate, including leasing costs	(29,654)	(3,997)
Proceeds from sales of real estate	272,245	91,616
Return of investment from unconsolidated entities	746	—
Insurance proceeds received	16,046	—
Non-refundable escrow deposits	(13,815)	(11,153)
Net cash used in investing activities	(2,920,495)	(2,025,576)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(884,109)	(524,056)
Borrowings on line of credit and commercial paper program	9,366,868	5,403,699
Payments on line of credit and commercial paper program	(9,724,268)	(4,097,909)
Proceeds from notes and bonds payable issued	1,405,691	—
Principal payment on notes payable	—	(950,000)
Principal payments on mortgages payable	(225,951)	(42,590)
Payments upon extinguishment of debt	—	(47,235)
Proceeds from dividend reinvestment and stock purchase plan	5,731	5,322
Proceeds from common stock offerings, net	1,712,696	1,119,254
Distributions to noncontrolling interests	(1,776)	(791)
Net receipts on derivative settlements	7,474	1,650
Debt issuance costs	(27,272)	—
Other items, including shares withheld upon vesting	(4,899)	(5,564)
Net cash provided by financing activities	1,630,185	861,780
Effect of exchange rate changes on cash and cash equivalents	(24,955)	(1,032)
Net decrease in cash, cash equivalents and restricted cash	(58,704)	(583,694)
Cash, cash equivalents and restricted cash, beginning of period	332,369	850,679
Cash, cash equivalents and restricted cash, end of period	$273,665	$266,985
For supplemental disclosures, see note 16.
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited)
1.Basis of Presentation
The consolidated financial statements of Realty Income Corporation (“Realty Income,” the “Company,” “we,” “our” or “us”) were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to our audited consolidated financial statements for the year ended December 31, 2021, which are included in our 2021 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report. The U.S. Dollar (“USD”) is our reporting currency. Unless otherwise indicated, all dollar amounts are expressed in United States USD.
For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect at the balance sheet date. The resulting translation adjustments are included in 'Accumulated other comprehensive income', or AOCI, in the consolidated balance sheets. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical exchange rate. Income statement accounts are translated using the average exchange rate for the period.
We and certain of our consolidated subsidiaries have intercompany and third-party debt that is not denominated in our functional currency. When the debt is remeasured to the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in 'Foreign currency and derivative gain, net' in the consolidated statements of income and comprehensive income.
At June 30, 2022, we owned 11,427 properties, located in all 50 U.S. states, Puerto Rico, the United Kingdom (U.K.), and Spain, consisting of approximately 218.5 million leasable square feet.
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

Income Taxes. We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income. Assuming our dividends equal or exceed our taxable net income in the US, we generally will not be required to pay U.S. income taxes on such income. However, we are liable for taxes in the United Kingdom and Spain. Accordingly, a provision has been made for U.K. and Spain income taxes, as well as U.S. income taxes on our taxable REIT subsidiaries, but no provision was made for U.S. income taxes for our U.S. REIT parent.
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

As of June 30, 2022, other than the information related to the reserves recorded to date, we do not have any further client specific information that would change our assessment that collection of substantially all of the future lease payments under our existing leases is probable. However, since the conversations regarding rent collections for our clients affected by the COVID-19 pandemic are ongoing and we do not currently know the types of future concessions, if any, that will ultimately be granted, there may be impacts in future periods that could change this assessment as the situation continues to evolve and as more information becomes available.
Investment in Unconsolidated Entities. We account for our investment in unconsolidated entity arrangements using the equity method of accounting as we have the ability to exercise significant influence, but not control, over operating and financing policies of these investments. We have determined that none of the unconsolidated entities would be considered VIEs under the applicable accounting guidance. Our equity method investments were acquired in our merger with VEREIT. As a result, the investments were recorded at fair value and subsequently will be adjusted for our share of equity in the entities' earnings and distributions received. The step-up in fair value was allocated to the individual investment assets and liabilities and is being amortized over the estimated useful life of the respective underlying tangible real estate assets, the lease term of the intangible real estate assets, and the remaining term of the assumed debt. The carrying value of our investment is included in 'Investment in unconsolidated entities' in the accompanying consolidated balance sheets. We record our proportionate share of net income from the unconsolidated entities in 'Equity in income and impairment of investment in unconsolidated entities' in the consolidated statements of income and comprehensive income.
Segment Reporting. During the second quarter of 2022, a re-evaluation of our business and management structure led to a change in identification of operating and reportable segments. As we have grown in size and scale over recent years, including through the acquisition of VEREIT in November 2021, management has shifted its focus from managing primarily through identification of concentrations of risk from exposure to client industries or geographies, to now focused on seeking investments with attractive yields and risk adjusted returns regardless of client industry or geography. As a result, we have reorganized our business activities into one operating and reportable segment. ASC Topic 280, Segment Reporting, establishes standards for the manner in which enterprises report information about operating segments. We are engaged in a single business activity, which is the leasing of property to clients, generally on a net basis (whereby clients are responsible for property taxes, insurance and maintenance costs). That business activity spans various geographic boundaries and includes property types and clients engaged in various industries, but ultimately all business activity involves similar economic characteristics of owning and leasing commercial properties under long-term, net lease agreements. Therefore, we aggregate these business activities for reporting purposes and operate in one operating and reportable segment. This segmental presentation is consistent with the information provided to our chief operating decision maker to make decisions about allocating resources and assessing our performance.
Newly Issued Accounting Standards. In March 2020, the FASB issued ASU 2020-04 establishing Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and is effective between March 12, 2020, and December 31, 2022. The guidance may be elected over time as reference rate reform activities occur. As, of June 30, 2022, all of our debt and derivative instruments have been converted from LIBOR to SOFR. The interest rate swap on our term loan, which was converted to a SOFR benchmark from LIBOR during June 2022, continues to be accounted for as a cash flow hedge. The adoption of this guidance had no impact on our consolidated financial statements.
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

A.    Preliminary Purchase Price Allocation
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

ASSETS
Land	$3,021,906
Buildings	8,677,467
Total real estate held for investment	11,699,373
Cash and cash equivalents	128,411
Accounts receivable	53,355
Lease intangible assets (1)	3,204,773
Goodwill	3,717,620
Investment in unconsolidated entities	175,379
Other assets	308,910
Total assets acquired	$19,287,821

LIABILITIES
Accounts payable and accrued expenses	$139,836
Lease intangible liabilities (2)	949,349
Other liabilities	320,893
Mortgages payable	869,027
Notes payable	4,946,965
Total liabilities assumed	$7,226,070
Net assets acquired, at fair value	$12,061,751

Noncontrolling interests	$1,352
Total purchase price	$12,060,399
(1) The weighted average amortization period for acquired lease intangible assets is 9.3 years.
(2) The weighted average amortization period for acquired lease intangible liabilities is 25.5 years.
The assessment of fair value is preliminary and is based on information that was available to management at the time the consolidated financial statements were prepared. Measurement period adjustments will be recorded in the future period in which they are determined, as if they had been completed at the acquisition date. The finalization of our purchase accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed up to a year after the date of our merger with VEREIT, which could be material. As of June 30, 2022, we have recorded measurement period adjustments resulting in a net increase to Goodwill from the initial valuation of $54.8 million, which is reflected in the table above.
Due to the timing and complexity of the merger, we recorded the assets acquired and liabilities assumed at their preliminary estimated fair values. As of June 30, 2022, we had not finalized the determination of fair values allocated to certain assets and liabilities, including land, buildings, lease intangible assets, lease intangible liabilities, and the allocation of goodwill. The preliminary purchase price allocation is subject to change as we complete our analysis of the fair value of real estate assets and associated intangible assets and liabilities at the date of the transactions, which could have an impact on our consolidated financial statements.
A preliminary estimate of approximately $3.72 billion has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. The recognized goodwill is attributable to expected synergies and benefits arising from the merger transaction, including anticipated financing and overhead cost savings, potential economies of scale benefits in both customer and vendor relationships and the employee workforce onboarded from VEREIT following the closing of the merger. None of the goodwill recognized is expected to be deductible for tax purposes.
B.    Merger and Integration-related Costs
In conjunction with our merger with VEREIT, we incurred approximately $2.7 million and $9.2 million of transaction costs during the three and six months ended June 30, 2022, respectively, compared to approximately $13.3 million of merger-related transaction costs during each of the three and six months ended June 30, 2021. Merger and integration-related costs consist of advisory fees, attorney fees, accountant fees, SEC filing fees and additional incremental and non-recurring costs necessary to convert data and systems, retain employees and otherwise enable us to operate the acquired business or assets efficiently.
C.    Unaudited Pro Forma Financial Information
Our consolidated results of operations for the three and six months ended June 30, 2022, include $255.2 million and $513.5 million of revenues, respectively, and $9.0 million and $26.0 million of net income associated with the results of operations of VEREIT OP.
The following unaudited pro forma information presents a summary of our combined results of operations for the three and six months ended June 30, 2021, as if our merger with VEREIT had occurred on January 1, 2020 (in millions, except per share data). There are no pro forma adjustments for the three and six months ended June 30, 2022, as the merger was completed November 1, 2021. Amounts for the three and six months ended June 30, 2022 are presented for comparative purposes. The following pro forma financial information is not necessarily indicative of the results of operations had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses. In accordance with ASC 805, Business Combinations, the following information excludes the impact of the spin-off of office assets to Orion Office REIT Inc.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Total revenues	$810.4	$765.3	$1,617.8	$1,507.8
Net income	$223.8	$186.7	$423.8	$376.0
Basic and diluted earnings per share	$0.37	$0.35	$0.71	$0.70

4.Supplemental Detail for Certain Components of Consolidated Balance Sheets (dollars in thousands):

A.	Accounts Receivable, net, consist of the following at:	June 30, 2022	December 31, 2021
	Straight-line rent receivables, net	$287,891	$231,943
	Client receivables, net	212,493	194,825
		$500,384	$426,768

B.	Lease intangible assets, net, consist of the following at:	June 30, 2022	December 31, 2021
	In-place leases	$4,962,053	$4,791,846
	Accumulated amortization of in-place leases	(1,102,772)	(804,050)
	Above-market leases	1,665,374	1,591,382
	Accumulated amortization of above-market leases	(369,661)	(303,874)
		$5,154,994	$5,275,304

C.	Other assets, net, consist of the following at:	June 30, 2022	December 31, 2021
	Right of use asset - operating leases, net	$598,385	$631,515
	Financing receivables	521,729	323,921
	Right of use asset - financing leases	442,092	218,332
	Derivative assets and receivables – at fair value	124,011	29,593
	Restricted escrow deposits	100,098	68,541
	Prepaid expenses	28,347	18,062
	Credit facility origination costs, net	19,663	4,352
	Non-refundable escrow deposits	13,815	28,560
	Corporate assets, net	12,209	10,915
	Investment in sales type lease	5,902	7,492
	Note receivable	5,867	4,455
	Impounds related to mortgages payable	718	5,249
	Other items	20,239	18,592
		$1,893,075	$1,369,579

D.	Accounts payable and accrued expenses consist of the following at:	June 30, 2022	December 31, 2021
	Notes payable - interest payable	$123,853	$108,227
	Property taxes payable	40,543	36,173
	Value-added tax payable	34,730	11,297
	Accrued property expenses	25,877	27,344
	Accrued costs on properties under development	22,893	19,665
	Derivative liabilities and payables – at fair value	18,899	70,617
	Accrued income taxes	16,653	19,152
	Mortgages, term loans, and credit line - interest payable	3,347	3,874
	Merger and integration-related costs	1,165	10,699
	Other items	65,613	44,080
		$353,573	$351,128

E.	Lease intangible liabilities, net, consist of the following at:	June 30, 2022	December 31, 2021
	Below-market leases	$1,540,274	$1,460,701
	Accumulated amortization of below-market leases	(193,626)	(152,480)
		$1,346,648	$1,308,221

F.	Other liabilities consist of the following at:	June 30, 2022	December 31, 2021
	Lease liability - operating leases, net	$436,120	$461,748
	Rent received in advance and other deferred revenue	243,102	242,122
	Lease liability - financing leases	49,738	43,987
	Security deposits	11,397	11,340
		$740,357	$759,197

5.Investments in Real Estate
We acquire land, buildings and improvements necessary for the successful operations of commercial clients.
A.    Acquisitions During the Six Months Ended June 30, 2022, and 2021
Below is a summary of our acquisitions for the six months ended June 30, 2022:

	Number of Properties	Leasable Square Feet (in thousands)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Weighted Average Cash Lease Yield (1)
Six months ended June 30, 2022 (2)
Acquisitions - U.S.	289	5,551	$1,492.0	13.9	5.7%
Acquisitions - Europe	51	5,391	1,471.2	9.0	5.6%
Total acquisitions	340	10,942	$2,963.2	11.5	5.7%
Properties under development (3)	83	2,721	267.9	15.9	5.7%
Total (4)	423	13,663	$3,231.1	11.9	5.7%
(1)The initial average cash lease yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property. Since it is possible that a client could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above. Contractual net operating income used in the calculation of initial average cash yield includes approximately $6.8 million received as settlement credits as reimbursement of free rent periods for the six months ended June 30, 2022.
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
(2)None of our investments during the six months ended June 30, 2022, caused any one client to be 10% or more of our total assets at June 30, 2022.
(3)Includes two U.K. development properties that represent an investment of £14.9 million Sterling during the six months ended June 30, 2022, converted at the applicable exchange rate on the funding date.
(4)Our clients occupying the new properties are 87.4% retail and 12.6% industrial, based on rental revenue. Approximately 33% of the rental revenue generated from acquisitions during the six months ended June 30, 2022, is from investment grade rated clients, their subsidiaries or affiliated companies.
The acquisitions during the six months ended June 30, 2022, which had no associated contingent consideration, were allocated as follows (in millions):

	Acquisitions - U.S.	Acquisitions - U.K.
Six months ended June 30, 2022	(USD)	(£ Sterling)
Land (1)	$480.3	£476.7
Buildings and improvements	843.9	368.2
Lease intangible assets (2)	185.0	179.4
Other assets (3)	214.7	166.2
Lease intangible liabilities (4)	(27.3)	(50.2)
Other liabilities (5)	(21.1)	—
	$1,675.5	£1,140.3
(1) U.K. land includes £33.2 million of right of use assets under long-term ground leases.
(2) The weighted average amortization period for acquired lease intangible assets is 10.3 years.
(3) U.S. other assets consists of $182.6 million of financing receivables with above-market terms and $32.1 million of right-of-use assets accounted for as finance leases. U.K. other assets consists of £3.8 million of financing receivables with above-market terms and £162.4 million of right-of-use assets accounted for as finance leases.
(4) The weighted average amortization period for acquired lease intangible liabilities is 11.4 years.
(5) U.S. other liabilities consists of $14.6 million of deferred rent on certain below-market leases and $8.6 million of lease liabilities under financing leases, offset by $2.1 million of mortgage discounts.
The properties acquired during the six months ended June 30, 2022, which were all accounted for as asset acquisitions, generated total revenues of $37.5 million and net income of $13.4 million during the six months ended June 30, 2022.

Below is a summary of our acquisitions for the six months ended June 30, 2021:

	Number of Properties	Leasable Square Feet (in thousands)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Weighted Average Cash Lease Yield (1)
Six months ended June 30, 2021 (2)
Acquisitions - U.S.	173	4,485	$1,052.3	13.7	5.5%
Acquisitions - Europe	41	3,133	994.8	9.8	5.6%
Total acquisitions	214	7,618	$2,047.1	11.8	5.5%
Properties under development - U.S.	40	2,016	114.8	15.6	5.7%
Total (3)	254	9,634	$2,161.9	12.0	5.5%
(1)Contractual net operating income used in the calculation of initial average cash yield includes approximately $850,000 received as settlement credits as reimbursement of free rent periods for the six months ended June 30, 2021.
(2)None of our investments during the six months ended June 30, 2021, caused any one client to be 10% or more of our total assets at June 30, 2021.
(3) Our clients occupying the new properties are 75.8% retail and 24.2% industrial, based on rental revenue. Approximately 47% of the rental revenue generated from acquisitions during the six months ended June 30, 2021, was from investment grade rated clients, their subsidiaries or affiliated companies.
The acquisitions during the six months ended June 30, 2021, which had no associated contingent consideration, were allocated as follows (in millions):

	Acquisitions - U.S.	Acquisitions - U.K.
Six months ended June 30, 2021	(USD)	(£ Sterling)
Land(1)	$384.5	£219.7
Buildings and improvements	539.5	375.4
Lease intangible assets (2)	171.8	125.6
Other assets (3)	38.5	—
Lease intangible liabilities (4)	(14.4)	(5.3)
Other liabilities (5)	(21.6)	(0.3)
	$1,098.3	£715.1
(1) U.K land includes £1.3 million of right of use assets under long-term ground leases.
(2) The weighted average amortization period for acquired lease intangible assets is 12.7 years.
(3) U.S. other assets consists entirely of financing receivables with above-market terms and a right-of-use asset accounted for as a finance lease.
(4) The weighted average amortization period for acquired lease intangible liabilities is 14.0 years.
(5) U.S. other liabilities consists of deferred rent on certain below-market leases. U.K other liabilities consists entirely of a GBP mortgage premium.
The properties acquired during the six months ended June 30, 2021, which were all accounted for as asset acquisitions, generated total revenues of $24.9 million and net income of $6.1 million during the six months ended June 30, 2021.
B.    Investments in Existing Properties
During the six months ended June 30, 2022, we capitalized costs of $37.8 million on existing properties in our portfolio, consisting of $3.2 million for re-leasing costs, $2.8 million for recurring capital expenditures, and $31.8 million for non-recurring building improvements. In comparison, during the six months ended June 30, 2021, we capitalized costs of $4.3 million on existing properties in our portfolio, consisting of $827,000 for re-leasing costs, $51,000 for recurring capital expenditures, and $3.4 million for non-recurring building improvements.
C.    Properties with Existing Leases
Of the $3.23 billion we invested during the six months ended June 30, 2022, approximately $267.9 million related to development. Of the $2.96 billion invested outside of development, $2.21 billion was used to acquire 168 properties with existing leases. In comparison, of the $2.16 billion we invested during the six months ended June 30, 2021, $114.8 million related to development. Of the $2.05 billion invested outside of development, $1.81 billion was used to acquire 143 properties with existing leases. The value of the in-place and above-market leases is recorded to 'Lease intangible assets, net' on our consolidated balance sheets, and the value of the below-market leases is recorded to 'Lease intangible assets, net' on our consolidated balance sheets.

The values of the in-place leases are amortized as depreciation and amortization expense. The amounts amortized to expense for all of our in-place leases, for the six months ended June 30, 2022, and 2021 were $318.3 million and $77.5 million, respectively.
The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue in the consolidated statements of income and comprehensive income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the six months ended June 30, 2022, and 2021 were $48.6 million and $19.7 million, respectively. If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.
The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at June 30, 2022 (dollars in thousands):

	Net increase (decrease) to rental revenue	Increase to amortization expense
2022	$(29,835)	$306,632
2023	(58,837)	545,532
2024	(52,621)	484,561
2025	(46,411)	415,549
2026	(38,118)	370,236
Thereafter	276,757	1,736,771
Totals	$50,935	$3,859,281
D.          Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Number of properties	70	42	104	69
Net sales proceeds	$150.0	$56.9	$272.2	$91.6
Gain on sales of real estate	$40.6	$14.9	$50.7	$23.3

E.           Investment in Unconsolidated Entities
The following is a summary of our investments in unconsolidated entities as of June 30, 2022 (in thousands):

	Ownership % (1)	Number of Properties	Carrying Amount of Investment as of (2)		Equity in income and impairment of investment in unconsolidated entities for the six months ended(2)(3)
Investment	June 30, 2022		June 30, 2022	December 31, 2021	June 30, 2022	June 30, 2021
Industrial Partnerships	20%	7	$113,562	$140,967	$(5,673)	$—
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
(2) The total carrying amount of the investments was greater than the underlying equity in net assets by $74.1 million as of June 30, 2022. The difference relates to a step-up in fair value of the investment net assets acquired in connection with the merger with VEREIT on November 1, 2021. The step up in fair value was allocated to the individual investment assets and liabilities and is being amortized over the estimated useful life of the respective underlying tangible real estate assets, the lease term of the intangible real estate assets, and the remaining term of the mortgages payable. Prior to November 1, 2021, we did not own any unconsolidated entities.
(3) As of June 30, 2022, the seven assets held by our Industrial Partnerships were under agreement of sale. As the portion of the net proceeds applied to our investment basis that we expect to receive at closing was less than our $121.4 million carrying amount of investment in unconsolidated entities, we recognized an other than temporary impairment of $7.8 million , which is included in 'Equity in income and impairment of investment in unconsolidated entities' in the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2022.

The aggregate debt outstanding for unconsolidated entities was $431.8 million as of June 30, 2022, and December 31, 2021, all of which is non-recourse to us with limited customary exceptions which vary from loan to loan.

Each of us and our unconsolidated entity partners are subject to the provisions of the applicable entity agreements for our unconsolidated partnerships, which include provisions for when additional contributions may be required to fund certain cash shortfalls.
6.Revolving Credit Facility and Commercial Paper Program
A.    Credit Facility
In April 2022, we entered a new $4.25 billion unsecured credit facility to amend and restate our previous $3.0 billion unsecured revolving credit facility, which was due to expire in March 2023. The new multicurrency credit facility matures in June 2026, includes two six-month extensions that can be exercised at our option and allows us to borrow in up to 14 currencies, including U.S dollars. Similar to our previous revolving credit facility, the new revolving credit facility also has a $1.0 billion expansion option, which is subject to obtaining lender commitments. Under the new revolving credit, our current investment grade credit ratings provide for financing on U.S. Dollar borrowings at the Secured Overnight Financing Rate ("SOFR"), plus 0.725% with a SOFR adjustment charge of 0.10% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.95% over SOFR and British Pound Sterling at the Sterling Overnight Indexed Average (“SONIA”), plus 0.725% with a SONIA adjustment charge of 0.0326% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.8826% over SONIA.
At June 30, 2022, credit facility origination costs of $19.7 million are included in other assets, net, as compared to $4.4 million at December 31, 2021, on our consolidated balance sheets. These costs are being amortized over the remaining term of our revolving credit facility.
At June 30, 2022, we had a borrowing capacity of $4.03 billion available on our revolving credit facility (subject to customary conditions to borrowing) and an outstanding balance of $219.1 million, as compared to an outstanding balance at December 31, 2021, of $650.0 million.
The weighted average interest rate on outstanding borrowings under our revolving credit facility was 1.5% during the six months ended June 30, 2022, and 0.9% during the six months ended June 30, 2021. At June 30, 2022, our weighted average interest rate on borrowings outstanding under our revolving credit facility was 2.2%. Our revolving credit facility is subject to various leverage and interest coverage ratio limitations, and at June 30, 2022, we were in compliance with the covenants on our revolving credit facility.
B.    Commercial Paper Program
We have a U.S. dollar-denominated unsecured commercial paper program. Under the terms of the program, we were permitted to issue unsecured commercial paper notes up to a maximum aggregate amount outstanding of $1.0 billion. The commercial paper ranks on a parity in right of payment with all of our other unsecured senior indebtedness outstanding from time to time, including borrowings under our revolving credit facility, our term loan and our outstanding senior unsecured notes. Proceeds from commercial paper borrowings are used for general corporate purposes. As of June 30, 2022, the balance of borrowings outstanding under our commercial paper program was $950.0 million as compared to $901.4 million outstanding commercial paper borrowings at December 31, 2021. The weighted average interest rate on outstanding borrowings under our commercial paper program was 0.8% for the six months ended June 30, 2022, and 0.3% for the six months ended June 30, 2021. As of June 30, 2022, our weighted average interest rate on outstanding borrowings under our commercial paper program was 1.8%. We use our $4.25 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper program. The commercial paper borrowings generally carry a term of less than a year.

During July 2022, the U.S. dollar-denominated unsecured commercial paper program was amended, and we entered into a new European unsecured commercial paper program. See Note 19, Subsequent Events.
7.Term Loan
In October 2018, in conjunction with entering into our current revolving credit facility, we entered into a $250.0 million senior unsecured term loan, which matures in March 2024. Prior to April 2022, borrowing under this term loan bore interest at the current one-month LIBOR, plus 0.85%. In connection with entering into our new unsecured credit facility in April 2022, the previous LIBOR benchmark rate was replaced with daily SOFR, based on a five day lookback period, and, due to our current credit ratings, is not subject to a credit spread adjustment. In conjunction with this term loan, we also entered into an interest rate swap, which was based off the one-month LIBOR through June 30, 2022. As of June 30, 2022, the interest rate swap was also converted to SOFR and the effective interest rate on this term loan, after giving effect to the interest rate swap, is 3.73%.
At June 30, 2022, deferred financing costs of $344,000 are included net of the term loan principal balance, as compared to $443,000 at December 31, 2021, on our consolidated balance sheets. These costs are being amortized over the remaining term of the term loan.
8.Mortgages Payable
During the six months ended June 30, 2022, we made $226.0 million in principal payments, including the full repayment of seven mortgages for $223.9 million. During the six months ended June 30, 2021, we made $42.6 million in principal payments, including the full repayment of five mortgages in for $40.9 million. We assumed eight mortgages on 17 properties totaling $45.1 million during the six months ended June 30, 2022, as compared to the assumption of one Sterling-denominated mortgage on one property totaling £31.0 million for the six months ended June 30, 2021. Assumed mortgages are secured by the properties on which the debt was placed and are considered non-recourse debt with limited customary exceptions which vary from loan to loan.
Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At June 30, 2022, we were in compliance with these covenants.
The balance of our deferred financing costs, which are classified as part of 'Mortgages payable, net', on our consolidated balance sheets, was $1.0 million at June 30, 2022, and $790,000 at December 31, 2021. These costs are being amortized over the remaining term of each mortgage.
The following table summarizes our mortgages payable as of June 30, 2022, and December 31, 2021, respectively (dollars in thousands):

As Of	Number of Properties (1)	Weighted Average Stated Interest Rate (2)	Weighted Average Effective Interest Rate (3)	Weighted Average Remaining Years Until Maturity	Remaining Principal Balance	Unamortized Premium and Deferred Financing Costs Balance, net	Mortgage Payable Balance
6/30/2022	158	4.8%	3.3%	1.8	$928,943	$18,169	$947,112
12/31/2021	267	4.8%	3.5%	1.8	$1,114,129	$27,866	$1,141,995
(1)At June 30, 2022, there were 23 mortgages on 158 properties. At December 31, 2021, there were 22 mortgages on 267 properties. With the exception of one Sterling-denominated mortgage which is paid quarterly, the mortgages require monthly payments with principal payments due at maturity. At June 30, 2022, and December 31, 2021, all mortgages were at fixed interest rates.
(2) Stated interest rates ranged from 3.0% to 6.9% at each of June 30, 2022, and December 31, 2021.

(3) Effective interest rates ranged from 2.6% to 6.6% and 2.6% to 6.0% at each of June 30, 2022, and December 31, 2021, respectively.
The following table summarizes the maturity of mortgages payable, excluding net premiums of $19.2 million and deferred financing costs of $1.0 million, as of June 30, 2022 (dollars in millions):

Year of Maturity	Principal
2022	$45.5
2023	62.8
2024	740.5
2025	42.3
2026	11.9
Thereafter	26.0
Totals	$929.0

9.Notes Payable
A.    General
Our senior unsecured notes and bonds are U.S. dollar denominated and Sterling denominated. Foreign denominated notes are converted at the applicable exchange rate on the balance sheet date. The following are sorted by maturity date (in millions):

	Principal Amount (Currency Denomination)	Carrying Value (USD) as of
		June 30, 2022	December 31, 2021
4.600% notes, $500 issued February 2014, of which $485 was exchanged in November 2021, both due in February 2024 (1)	$500	$500	$500
3.875% notes, issued in June 2014 and due in July 2024	$350	350	350
3.875% notes, issued in April 2018 and due in April 2025	$500	500	500
4.625% notes, $550 issued October 2018, of which $544 was exchanged in November 2021, both due in November 2025 (1)	$550	550	550
0.750% notes, issued December 2020 and due in March 2026	$325	325	325
4.875% notes, $600 issued June 2016, of which $596 was exchanged in November 2021, both due in June 2026 (1)	$600	600	600
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	$650	650	650
1.875% notes, issued in January 2022 and due in January 2027	£250	304	—
3.000% notes, issued in October 2016 and due in January 2027	$600	600	600
1.125% notes, issued in July 2021 and due in July 2027	£400	486	541
3.950% notes, $600 issued August 2017, of which $594 was exchanged in November 2021, both due in August 2027 (1)	$600	600	600
3.650% notes, issued in December 2017 and due in January 2028	$550	550	550
3.400% notes, $600 issued June 2020, of which $598 was exchanged in November 2021, both due in January 2028 (1)	$600	600	600
2.200% notes, $500 issued November 2020, of which $497 was exchanged in November 2021, both due in June 2028 (1)	$500	500	500
3.250% notes, issued in June 2019 and due in June 2029	$500	500	500
3.100% notes, $600 issued December 2019, of which $596 was exchanged in November 2021, both due in December 2029 (1)(2)	$599	599	599
3.160% notes, issued in June 2022 and due in June 2030	£140	170	—
1.625% notes, issued in October 2020 and due December 2030	£400	486	541
3.250% notes, $600 issued in May 2020 and $350 issued in July 2020, both due in January 2031	$950	950	950
3.180% notes, issued in June 2022 and due in June 2032	£345	419	—
2.850% notes, $700 issued November 2020, of which $699 was exchanged in November 2021, both due in December 2032 (1)	$700	700	700
1.800% notes, issued in December 2020 and due in March 2033	$400	400	400
1.750% notes, issued in July 2021 and due in July 2033	£350	425	474
2.730% notes, issued in May 2019 and due in May 2034	£315	382	427
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	$250	250	250
3.390% notes, issued in June 2022 and due in June 2037	£115	140	—
2.500% notes, issued in January 2022 and due in January 2042	£250	304	—
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	$550	550	550
Total principal amount		$13,390	$12,257
Unamortized net premiums and deferred financing costs		198	243
		$13,588	$12,500
(1) Carrying Value (USD) includes the portion of the VEREIT OP notes that remained outstanding, totaling $39.1 million in the aggregate at each of June 30, 2022, and December 31, 2021, that were not exchanged in the exchange offers commenced by us with respect to the outstanding bonds of VEREIT OP in connection with the consummation of the merger with VEREIT (the "Exchange Offers").
(2) These notes were originally issued by VEREIT OP in December of 2019 for the principal amount of $600 million. The amount of Realty Income debt issued through the Exchange Offers was $599 million, resulting from cancellations due to late tenders that forfeited the early participation premium of $30 per $1,000 principal amount and cash paid in lieu of fractional shares.

The following table summarizes the maturity of our notes and bonds payable as of June 30, 2022, excluding net unamortized premiums of $257.0 million and deferred financing costs of $58.7 million (dollars in millions):

Year of Maturity	Principal
2024	$850
2025	1,050
2026	1,575
Thereafter	9,915
Totals	$13,390
As of June 30, 2022, the weighted average interest rate on our notes and bonds payable was 3.2% and the weighted average remaining years until maturity was 7.6 years.
Interest incurred on all of the notes and bonds was $103.0 million and $62.7 million for the three months ended June 30, 2022 and June 30, 2021, respectively, and $206.1 million and $125.9 million for the six months ended June 30, 2022 and June 30, 2021, respectively.
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
All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. At June 30, 2022, we were in compliance with these covenants.
B.    Note Repayment
In January 2021, we redeemed all $950.0 million in principal amount of our outstanding 3.250% notes due October 2022, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $46.5 million loss on extinguishment of debt in the consolidated statements of income and comprehensive income for the six months ended June 30, 2021. There were no comparable repayments for the six months ended June 30, 2022.
C.    Note Issuances
During the six months ended June 30, 2022, we issued the following notes and bonds (in millions):

2022 Issuances	Date of Issuance	Maturity Date	Principal amount used	Price of par value	Effective yield to maturity
1.875% Notes	January 2022	January 2027	£250	99.487%	1.974%
2.500% Notes	January 2022	January 2042	£250	98.445%	2.584%
3.160% Notes	June 2022	June 2030	£140	100.000%	3.160%
3.180% Notes	June 2022	June 2032	£345	100.000%	3.180%
3.390% Notes	June 2022	June 2037	£115	100.000%	3.390%

There were no comparable note issuances during the six months ended June 30, 2021.

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
There were no comparative offerings during the six months ended June 30, 2022.
B.    At-the-Market (ATM) Program
In June 2022, we replaced our prior "at-the-market" program, or our prior ATM program, which authorized us to offer and sell up to 69,088,433 shares of common stock, with a new "at-the-market" equity distribution program, or our ATM program, pursuant to which we may offer and sell up to 120,000,000 shares of common stock (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the New York Stock Exchange ("NYSE: O") at prevailing market prices or at negotiated prices. At June 30, 2022, we had 120,000,000 shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.

The following table outlines common stock issuances pursuant to our prior ATM program (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Shares of common stock issued under the ATM program(1)	15,899,972	6,589,598	25,973,181	6,589,598
Gross proceeds	$1,067.3	$454.8	$1,727.5	$454.8
Sales Agents' Commissions	(7.0)	(4.6)	(10.9)	(4.6)
Other Offering Expenses	(3.7)	(0.2)	(3.9)	(0.3)
Net proceeds	$1,056.6	$450.0	$1,712.7	$449.9

(1)  During the three and six months ended June 30, 2022 15,899,972 shares were sold pursuant to forward sale confirmations. As of June 30, 2022, there were no open forward sale confirmations and 120,000,000 shares remained available for future issuance. No shares were sold pursuant to forward sale confirmations during the three and six months ended June 30, 2021.

C.    Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued. At June 30, 2022, we had 11,250,748 shares remaining for future issuance under our DRSPP program.
The following table outlines common stock issuances pursuant to our DRSPP program (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Shares of common stock issued under the DRSPP program	43,260	39,423	84,631	82,817
Gross proceeds	$2.9	$2.7	$5.7	$5.3
Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during the six months ended June 30, 2022, or 2021.

11.    Noncontrolling Interests
There are four entities with noncontrolling interests that we consolidate, including an operating partnership, Realty Income, L.P., a joint venture acquired in 2019, and two development joint ventures, one acquired in 2020 and one acquired in May 2021. The following table represents the change in the carrying value of all noncontrolling interests through June 30, 2022 (dollars in thousands):

	Realty Income, L.P. units (1)	Other Noncontrolling Interests	Total
Carrying value at December 31, 2021	$62,416	$14,410	$76,826
Distributions	(1,624)	(152)	(1,776)
Allocation of net income	1,095	122	1,217
Carrying value at June 30, 2022	$61,887	$14,380	$76,267
(1)  1,060,709 units were outstanding as of both June 30, 2022 and December 31, 2021.
At June 30, 2022, Realty Income, L.P. and certain of our joint venture investments are considered VIEs in which we were deemed the primary beneficiary based on our controlling financial interests. Below is a summary of selected financial data of consolidated VIEs included on our consolidated balance sheets at June 30, 2022, and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Net real estate	$705,322	$688,229
Total assets	$804,027	$795,670
Total liabilities	$59,033	$57,057
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

Financial Instruments Not Measured at Fair Value on the Consolidated Balance Sheets
The fair value of short-term financial instruments such as cash and cash equivalents, accounts receivable, escrow deposits, loans receivable, accounts payable, distributions payable, line of credit payable and commercial paper borrowings, and other liabilities approximate their carrying value in the accompanying consolidated balance sheets, due to their short-term nature. The fair value of our term loan approximates carrying value due to the frequent repricing of the variable interest rate charged on the borrowing, which is based on the daily SOFR. The fair value of our financial instruments not carried at fair value are disclosed as follows (in millions):

June 30, 2022	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$928.9	$906.6
Notes and bonds payable (2)	$13,390.3	$12,377.8

December 31, 2021	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$1,114.1	$1,154.7
Notes and bonds payable (2)	$12,257.3	$13,114.5
(1)Excludes non-cash net premiums recorded on the mortgages payable. The unamortized balance of these net premiums was $19.2 million at June 30, 2022, and $28.7 million at December 31, 2021. Also excludes deferred financing costs of $1.0 million at June 30, 2022, and $790,000 at December 31, 2021.
(2)Excludes non-cash premiums and discounts recorded on notes payable. The unamortized balance of the net premiums was $257.0 million at June 30, 2022, and $295.5 million at December 31, 2021. Also excludes deferred financing costs of $58.7 million at June 30, 2022, and $53.1 million at December 31, 2021.
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
Financial Instruments Measured at Fair Value on a Recurring Basis
For derivative assets and liabilities, we may utilize interest rate swaps and forward-starting swaps to manage interest rate risk, and cross-currency swaps, currency exchange swaps, foreign currency forwards and foreign currency collars to manage foreign currency risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, spot and forward rates, as well as option volatility.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within level two on the three-level valuation hierarchy, the credit valuation adjustments associated with our derivatives utilize level three inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at June 30, 2022, and December 31, 2021, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified as level two.

Items Measured at Fair Value on a Non-Recurring Basis
Certain financial and nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments only under certain circumstances, such as when an impairment write-down occurs.
The following table summarizes our provisions for impairment on real estate investments during the periods indicated below (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Carrying value prior to impairment	$64.5	$45.6	$98.2	$59.2
Less: total provisions for impairment	(7.7)	(17.2)	(14.7)	(20.0)
Carrying value after impairment	$56.8	$28.4	$83.5	$39.2

Number of properties:
Classified as held for sale	9	1	23	1
Classified as held for investment	3	5	3	6
Sold	32	31	49	44
Derivative Designated as Hedging Instruments
In order to hedge the foreign currency risk associated with interest payments on intercompany loans denominated in British Pound Sterling, or GBP, we initiated a hedging strategy to enter into foreign currency forward contracts to sell GBP and buy U.S. Dollars, or USD. These foreign currency forwards are designated as cash flow hedges. Forward points on the forward contracts are included in the assessment of hedge effectiveness. Amounts reported in other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to other gain and (loss) in the same period during which the hedged forecasted transactions affect earnings.

In May 2019, we entered into four cross-currency swaps to exchange £130 million Sterling for $166 million maturing in May 2034, in order to hedge the foreign currency risk associated with our Sterling-denominated intercompany loan receivable from our consolidated foreign subsidiaries. These cross-currency swaps were designated as cash flow hedges on their trade date. In June 2022, following the early prepayment of our Sterling-denominated intercompany loan receivable from our consolidated foreign subsidiaries, we terminated the four cross-currency swaps used to hedge the foreign currency exposure of the intercompany loan. As the hedge relationship has been terminated and the future principal and interest associated with the prepaid intercompany loan will not occur, $20.0 million has been reclassified from AOCI to Foreign currency and derivative gain, net during the three months ended June 30, 2022.
As of June 30, 2022, we had one interest rate swap in place on our $250.0 million unsecured term loan. Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. We designated this interest rate swap as a cash flow hedge in accordance with Topic 815, Derivatives and Hedging. This interest rate swap is recorded on the consolidated balances sheets at fair value. Changes to fair value are recorded to accumulated other comprehensive income (loss), or AOCI, and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings.
The following table summarizes the amount of unrealized gain (loss) on derivatives in other comprehensive income during the periods indicated below (in thousands):

	Three months ended June 30,		Six months ended June 30,
Derivatives in Cash Flow Hedging Relationships	2022	2021	2022	2021
Currency swaps	$(6,986)	$5,598	$(5,091)	$3,978
Interest rate swaps	30,386	(20,353)	69,391	27,676
Foreign currency forwards	10,054	3,922	12,844	3,922
Total unrealized gain on derivatives	$33,454	$(10,833)	$77,144	$35,576

The following table summarizes the amount of gain (loss) on derivatives reclassified from accumulated other comprehensive income (loss) during the periods indicated below (in thousands):

		Three months ended June 30,		Six months ended June 30,
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	2022	2021	2022	2021
Currency swaps	Foreign currency and derivative gain, net	$21,527	$(235)	$27,641	$(1,386)
Interest rate swaps	Interest expense	(2,153)	(2,578)	(4,683)	(5,119)
Net increase (decrease) to net income		$19,374	$(2,813)	$22,958	$(6,505)
We expect to reclassify $2.7 million from AOCI as an increase to interest expense relating to interest rate swaps and $8.5 million from AOCI to foreign currency gain relating to foreign currency forwards within the next twelve months.
Derivatives Not Designated as Hedging Instruments
Based on our potential exposure to changes in foreign currency exchange rate, primarily in British Pound Sterling and, to a lesser extent, the Euro, we initiated a program in the third quarter of 2021 to enter into foreign currency collars. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. Our foreign currency collars generally have maturities of five months or less and are not designated as hedge instruments for accounting purposes. The gain or loss on these derivative contracts are recognized in 'Foreign currency and derivative gain, net' in the consolidated statements of income and comprehensive income based on the changes in fair value.
In addition, we enter into foreign currency exchange swap agreements to reduce the effects of currency exchange rate fluctuations between the British Pound Sterling and Euro. These derivative contracts generally mature within one to three months and are not designated as hedge instruments for accounting purposes. As the currency exchange swap is not accounted for as a hedging instrument, the change in fair value is recorded in earnings through the caption entitled 'Foreign currency and derivative gain, net' in the consolidated statements of income and comprehensive income

The following table details our foreign currency and derivative gain, net included in income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Realized foreign currency and derivative gain (loss), net:
Gain on the settlement of undesignated derivatives	$79,308	$—	$76,628	$—
Gain (loss) on the settlement of designated derivatives reclassified from AOCI	21,527	(235)	27,641	(1,386)
Gain (loss) on the settlement of transactions with third parties	1,004	(104)	952	(104)
Total realized foreign currency and derivative gain (loss), net	$101,839	$(339)	$105,221	$(1,490)

Unrealized foreign currency and derivative gain (loss), net:
Gain on the change in fair value of undesignated derivatives	$37,274	$—	$59,995	$3,724
Gain (loss) on remeasurement of certain assets and liabilities	(131,633)	739	(158,326)	(1,030)
Total unrealized foreign currency and derivative gain (loss), net	$(94,359)	$739	$(98,331)	$2,694
Total foreign currency and derivative gain, net	$7,480	$400	$6,890	$1,204

The following table summarizes the terms and fair values of our derivative financial instruments at June 30, 2022, and December 31, 2021 (dollars in millions):

Derivative Type	Number of Instruments (1)	Accounting Classification	Notional Amount as of		Weighted Average Strike Rate (2)	Maturity Date (3)	Fair Value - asset (liability) as of
Derivatives Designated as Hedging Instruments			June 30, 2022	December 31, 2021			June 30, 2022	December 31, 2021
Interest rate swap	1	Derivative	$250.0	$250.0	2.88%	March 2024	$0.4	$(11.9)
Cross-currency swaps (4)	—	Derivative	—	166.3	—	—	—	(13.8)
Foreign currency forwards	36	Derivative	177.5	176.1	(5)	Jul 2022 - Aug 2024	20.4	7.6
Forward-starting swaps (6)	4	Derivative	300.0	300.0	1.86%	Nov 2032 - Jun 2033	31.2	(3.2)
Forward-starting swaps (6)	2	Hybrid Debt	200.0	200.0	1.93%	Nov 2032 - Jun 2033	16.2	(5.1)
			$927.5	$1,092.4			$68.2	$(26.4)
Derivatives not Designated as Hedging Instruments
Currency exchange swaps (7)	5	Derivative	833.2	1,639.5	(8)	Jul 2022 - Nov 2022	36.9	(14.7)

Total of all Derivatives			$1,760.7	$2,731.9			$105.1	$(41.1)
(1)This column represents the number of instruments outstanding as of June 30, 2022.
(2)Weighted average strike rate is calculated using the current notional value as of June 30, 2022.
(3)This column represents maturity dates for instruments outstanding as of June 30, 2022.
(4)In June 2022, we terminated the four British Pound Sterling, or GBP, cross-currency swaps with notional amount of $166.3 million.
(5)Weighted average forward GBP-USD exchange rate of 1.40.
(6)There were five treasury rate locks entered into during February 2020 that were terminated in June 2020 and converted into six forward starting interest rate swaps through a cashless settlement.
(7)Represents three GBP currency exchange swaps with notional amount of $564.9 million and two Euro, or EUR, currency exchange swaps with notional amount of $268.3 million.
(8)Weighted average Forward GBP-USD exchange rate of 1.26 and Weighted Average Forward EUR-USD exchange rate of 1.11.
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

13.     Operating Leases
A. At June 30, 2022, we owned 11,427 properties in all 50 U.S. states, Puerto Rico, the U.K. and Spain. Of the 11,427 properties, 11,289, or 98.8%, are single-client properties, and the remaining are multi-client properties. At June 30, 2022, 132 properties were available for lease or sale.
Substantially all of our leases are net leases where our client pays or reimburses us for property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.
Rent based on a percentage of our client's gross sales, or percentage rent, for the three months ended June 30, 2022, and 2021 was $2.2 million and $596,000, respectively. Percentage rents for the six months ended
June 30, 2022 and 2021 were $6.0 million and $1.6 million, respectively.
B. Major Clients - No individual client’s rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the six months ended June 30, 2022, and 2021.
14.    Distributions Paid and Payable
We pay monthly distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for the six months ended June 30, 2022, and 2021:

Month	2022	2021
January	$0.2465	$0.2345
February	0.2465	0.2345
March	0.2465	0.2345
April	0.2470	0.2350
May	0.2470	0.2350
June	0.2470	0.2350
Total	$1.4805	$1.4085
At June 30, 2022, a distribution of $0.2475 per common share was payable and was paid in July 2022.
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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Weighted average shares used for the basic net income per share computation	601,672,201	374,236,424	597,778,173	372,879,165
Incremental shares from share-based compensation	358,465	104,599	362,529	92,579
Weighted average shares used for diluted net income per share computation	602,030,666	374,341,023	598,140,702	372,971,744
Unvested shares from share based compensation that were anti-dilutive	16,039	161,359	16,437	148,342
Weighted average partnership common units convertible to common shares that were anti-dilutive	1,060,709	463,119	1,060,709	463,119
16.    Supplemental Disclosures of Cash Flow Information
The following table summarizes our supplemental cash flow information during the periods indicated below (dollars in thousands):

	Six months ended June 30,
	2022	2021
Supplemental disclosures:
Cash paid for interest	$229,929	$139,389
Cash paid for income taxes	$30,091	$9,726
Non-cash activities:
Net increase in fair value of derivatives	$146,181	$60,414
Mortgages assumed at fair value	$45,079	$43,779
The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the total of the cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows (dollars in thousands):

	June 30, 2022	June 30, 2021
Cash and cash equivalents shown in the consolidated balance sheets	$172,849	$231,164
Restricted escrow deposits (1)	100,098	34,636
Impounds related to mortgages payable (1)	718	1,185
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$273,665	$266,985
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
The amount of share-based compensation costs recognized in 'General and administrative' in the consolidated statements of income and comprehensive income was $6.6 million and $4.5 million during the three months ended June 30, 2022 and 2021, respectively and $11.6 million and $8.2 million during the six months ended June 30, 2022 and 2021, respectively.

A.    Restricted Stock
During the six months ended June 30, 2022, we granted 153,105 shares of common stock under the 2021 Plan. This included 40,000 total shares of restricted stock granted to the independent members of our Board of Directors in connection with our annual awards in May 2022, 20,000 shares of which vested immediately and 20,000 shares of which vest in equal parts over a three-year service period. Our restricted stock awards granted to employees vest in equal parts over a four-year service period.
As of June 30, 2022, the remaining unamortized share-based compensation expense related to restricted stock totaled $14.6 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and conditions of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.
B.    Performance Shares and Restricted Stock Units
During the six months ended June 30, 2022, we granted 154,840 performance shares, as well as dividend equivalent rights, to our executive officers. The performance shares are earned based on our Total Shareholder Return (TSR) performance relative to select industry indices and peer groups as well as achievement of certain operating metrics, and vest 50% on the first and second January 1 after the end of the three-year performance period, subject to continued service.
During the six months ended June 30, 2022, we also granted 24,456 restricted stock units, all of which vest over a four-year service period. These restricted stock units have the same economic rights as shares of restricted stock.
As of June 30, 2022, the remaining share-based compensation expense related to the performance shares and restricted stock units totaled $24.0 million. The fair value of the performance shares were estimated on the date of grant using a Monte Carlo Simulation model. The performance shares are being recognized on a tranche-by-tranche basis over the service period. The amount of share-based compensation for the restricted stock units is based on the fair value of our common stock at the grant date. The expense amortization period for restricted stock units is the lesser of the four-year service period or the period over which the awardee reaches the qualifying retirement age. For employees who have already met the qualifying retirement age, restricted stock units are fully expensed at the grant date.
C.    Stock Options
We did not grant any stock options during the six months ended June 30, 2022. During the six months ended June 30, 2022, we recorded $47,000 of expense related to stock options. There was no comparable expense for the six months ended June 30, 2021. As of June 30, 2022, there was no unamortized expense relating to our outstanding stock options.
18.    Commitments and Contingencies
In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.
At June 30, 2022, we had commitments of $49.0 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of June 30, 2022, we had committed $678.6 million under construction contracts related to development projects, which is expected to be paid in the next twelve months.
19.    Subsequent Events
A.    Dividends
In July 2022, we declared a dividend of $0.2475 per share to our common stockholders, which will be paid in August 2022.
B.     Commercial Paper Program
During July 2022, our U.S. Dollar-denominated unsecured commercial paper program was amended to increase the maximum aggregate amount of outstanding notes from $1.0 billion to $1.5 billion. We also established a new Euro-denominated unsecured commercial paper program, which permits us to issue additional unsecured commercial notes up to a maximum aggregate amount of $1.5 billion (or foreign currency equivalent), which may be issued in

U.S. Dollars or various other foreign currencies, including but not limited to, Euros, Sterling, Swiss Francs, Yen, Canadian Dollars, and Australian Dollars, in each case, pursuant to customary terms in the European commercial paper note market. The notes offered under our European commercial paper program will rank pari passu with all of our other unsecured senior indebtedness, including borrowings under our revolving credit facility and our term loan, and our outstanding senior notes, including under our U.S. Dollar-denominated commercial paper program.
C.     Sale of Unconsolidated Joint Ventures
In July 2022, six of the seven properties owned by our industrial partnerships acquired in connection with the VEREIT merger were sold, with the seventh property expected to be sold later in the third quarter of 2022. The gross purchase price for the properties is $905.0 million and our proportionate share of net proceeds (after mortgage defeasance and closing costs) is estimated to be approximately $120 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. When used in this quarterly report, the words “estimated”, “anticipated”, “expect”, “believe”, “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, discussions of our business, portfolio, strategy, plans and intentions and statements regarding estimated or future results of operations, financial condition or prospects (including, without limitation, estimated and future funds from operations (“FFO”), adjusted funds from operations (“AFFO”) and normalized and adjusted FFO and net income, estimated initial weighted average contractual lease rates, estimated square footage of properties under development or expansion, the timing, prices and other terms of potential or planned acquisitions or dispositions, statements regarding initial cash lease yields on or percentages of investment grade clients that are lessees of properties that we have acquired or intend or agreed to acquire or that are under development or expansion, statements regarding the payment, dependability and amount of and potential increases in future common stock dividends, statements regarding future cash flow or cash generation, statements regarding our ability to meet our liquidity needs, and statements regarding the anticipated or projected impact of our merger with VEREIT on our business, results of operations, financial condition or prospects). Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, among other things:
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
Future events and actual results, financial and otherwise, may differ materially from the results discussed or implied by the forward-looking statements. In particular, forward-looking statements regarding estimated or future results of operations or financial condition, estimated or future acquisitions or dispositions of properties, or the estimated or potential impact of our merger with VEREIT are based upon numerous assumptions and estimates and are inherently subject to substantial uncertainties and actual results of operations, financial condition, property acquisitions or dispositions and the impacts of our merger with VEREIT may differ materially from those expressed or implied in the forward-looking statements, particularly if actual events differ from those reflected in the estimates and assumptions upon which such forward-looking statements are based. Some of the factors that could cause actual results to differ materially are:
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
At June 30, 2022, we owned a diversified portfolio:
•Consisting of 11,427 properties;
•With an occupancy rate of 98.9%(1), or 11,295 properties leased and 132 properties available for lease or sale;
•With clients doing business in 72 separate industries;
•Located in all 50 U.S. states, Puerto Rico, the United Kingdom (U.K.) and Spain;
•With approximately 218.5 million square feet of leasable space;
•With a weighted average remaining lease term (excluding rights to extend a lease at the option of the client) of approximately 8.8 years; and
•With an average leasable space per property of approximately 19,120 square feet; approximately 12,840 square feet per retail property and approximately 240,450 square feet per industrial property.
(1) Excludes four properties with ancillary leases only, such as cell towers and billboards, of which one was vacant.
Of the 11,427 properties in the portfolio at June 30, 2022, 11,289, or 98.8%, are single-client properties, of which 11,158 were leased, and the remaining are multi–client properties.
Unless otherwise specified, references to rental revenue in the Management's Discussion and Analysis of Financial Condition and Results of Operations are exclusive of reimbursements from clients for recoverable real estate taxes and operating expenses totaling $41.0 million and $23.5 million for the three months ended June 30, 2022 and 2021, respectively, and $85.0 million and $45.2 million for the six months ended June 30, 2022 and 2021, respectively.

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
Diversification is also a key component of our investment philosophy. We believe that diversification of the portfolio by client, industry, geography, and property type leads to more consistent and predictable income for our stockholders by reducing vulnerability that can come with any single concentration. Our investment activities have led to a diversified property portfolio that, as of June 30, 2022, consisted of 11,427 properties located in all 50 U.S. states, Puerto Rico, the U.K. and Spain, and doing business in 72 industries. None of the 72 industries represented in our property portfolio accounted for more than 9.2% of our annualized contractual rent as of June 30, 2022.
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
From a retail perspective, our investment strategy is to target clients that have a service, non-discretionary, and/or low-price-point component to their business. Our investments are usually with clients who have demonstrated resiliency to e-commerce or have a strong omni channel retail strategy, uniting brick-and-mortar and mobile browsing, both of which reflect the continued importance of last mile retail, the movement of goods to their final destination, real estate as part of a customer experience and supply chain strategy. Our overall investments (including last mile retail) are driven by an optimal portfolio strategy that, among other considerations, targets allocation ranges by asset class and industry. We review our strategy periodically and stress test our portfolio in a variety of positive and negative economic scenarios to ensure we deliver consistent earnings growth and value creation across economic cycles. As a result of the execution of this strategy, approximately 93% of our annualized retail contractual rent on June 30, 2022, is derived from our clients with a service, non-discretionary, and/or low price point component to their business. From a non-retail perspective, we target industrial properties leased to industry leaders, the majority of which are investment grade rated companies. We believe these characteristics enhance the stability of the rental revenue generated from these properties.
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
At June 30, 2022, approximately 43% of our total portfolio annualized contractual rent comes from properties leased to our investment grade clients, their subsidiaries or affiliated companies. At June 30, 2022, our top 20 clients (based on percentage of total portfolio annualized contractual rent) represented approximately 42% of our annualized rent and 12 of these clients have investment grade credit ratings or are subsidiaries or affiliates of investment grade companies.
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
RECENT DEVELOPMENTS
Increases in Monthly Dividends to Common Stockholders
We have continued our 53-year policy of paying monthly dividends. In addition, we increased the dividend three times during 2022. As of July 2022, we have paid 99 consecutive quarterly dividend increases and increased the dividend 116 times since our listing on the NYSE in 1994.

The following table summarizes our dividend increases in 2022:

2022 Dividend increases	Month Declared	Month Paid	Dividend per share	Increase per share
1st increase	Dec 2021	Jan 2022	$0.2465	$0.0005
2nd increase	Mar 2022	Apr 2022	$0.2470	$0.0005
3rd increase	Jun 2022	Jul 2022	$0.2475	$0.0005
The dividends paid per share during the six months ended June 30, 2022, totaled approximately $1.4805, as compared to approximately $1.4085 during the six months ended June 30, 2021, an increase of $0.072, or 5.1%.
The monthly dividend of $0.2475 per share represents a current annualized dividend of $2.9700 per share, and an annualized dividend yield of approximately 4.4% based on the last reported sale price of our common stock on the NYSE of $68.26 on June 30, 2022. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions During the Three and Six Months Ended June 30, 2022
Below is a listing of our acquisitions in the U.S. and Europe for the periods indicated below:

	Number of Properties	Leasable Square Feet (in thousands)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Weighted Average Cash Lease Yield (1)
Three months ended June 30, 2022 (2)
Acquisitions - U.S.	150	2,924	$862.2	13.0	5.7%
Acquisitions - Europe	30	2,619	677.0	9.0	5.8%
Total acquisitions	180	5,543	$1,539.2	11.3	5.7%
Properties under development (3)	57	2,471	136.6	14.4	5.6%
Total (4)	237	8,014	$1,675.8	11.5	5.7%

Six months ended June 30, 2022 (2)
Acquisitions - U.S.	289	5,551	$1,492.0	13.9	5.7%
Acquisitions - Europe	51	5,391	1,471.2	9.0	5.6%
Total acquisitions	340	10,942	$2,963.2	11.5	5.7%
Properties under development (3)	83	2,721	267.9	15.9	5.7%
Total (5)	423	13,663	$3,231.1	11.9	5.7%
(1)The initial weighted average cash lease yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property. Since it is possible that a client could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above. Contractual net operating income used in the calculation of initial average cash yield includes approximately $2.5 million and $6.8 million, received as settlement credits as reimbursement of free rent periods for the three and six months ended June 30, 2022, respectively.
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
(2)None of our investments during the three and six months ended June 30, 2022, caused any one client to be 10% or more of our total assets at June 30, 2022.
(3)Includes two U.K. development properties that represent investments of £13.2 million and £14.9 million Sterling during the three and six months ended June 30, 2022, respectively, converted at the applicable exchange rate on the funding date.
(4)Our clients occupying the new properties are 89.2% retail and 10.8% industrial, based on rental revenue. Approximately 39% of the rental revenue generated from acquisitions during the three months ended June 30, 2022, is from our investment grade rated clients, their subsidiaries or affiliated companies.
(5)Our clients occupying the new properties are 87.4% retail and 12.6% industrial, based on rental revenue. Approximately 33% of the rental revenue generated from acquisitions during the six months ended June 30, 2022, is from our investment grade rated clients, their subsidiaries or affiliated companies.
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

Portfolio Discussion
 Leasing Results
At June 30, 2022, we had 132 properties available for lease out of 11,427 properties in our portfolio, representing a 98.9% occupancy rate based on the number of properties in the portfolio. Our property-level occupancy rate at June 30, 2022 excludes four properties with ancillary leases only, such as cell towers and billboards, of which one was vacant.

Below is a summary of our portfolio activity for the periods indicated below:

Three months ended June 30, 2022
Properties available for lease at March 31, 2022	156
Lease expirations (1)	220
Re-leases to same client	(174)
Re-leases to new client	(6)
Vacant dispositions	(64)
Properties available for lease at June 30, 2022	132

Six months ended June 30, 2022
Properties available for lease at December 31, 2021	164
Lease expirations (1)	353
Re-leases to same client	(273)
Re-leases to new client	(17)
Vacant dispositions	(95)
Properties available for lease at June 30, 2022	132
(1)Includes scheduled and unscheduled expirations (including leases rejected in bankruptcy), as well as future expirations resolved in the periods indicated above.
During the three months ended June 30, 2022, the annual new rent on re-leases was $35.51 million, as compared to the previous annual rent of $33.63 million on the same units, representing a rent recapture rate of 105.6% on the units re-leased. We re-leased four units to new clients without a period of vacancy, and seven units to new clients after a period of vacancy.
During the six months ended June 30, 2022, the annual new rent on re-leases was $67.20 million, as compared to the previous annual rent of $63.47 million on the same units, representing a rent recapture rate of 105.9% on the units re-leased. We re-leased seven units to new clients without a period of vacancy, and 19 units to new clients after a period of vacancy.
As part of our re-leasing costs, we pay leasing commissions to unrelated, third-party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide rent concessions to our clients. We do not consider the collective impact of the leasing commissions or rent concessions to our clients to be material to our financial position or results of operations.
At June 30, 2022, our average annualized contractual rent was approximately $14.13 per square foot on the 11,295 leased properties in our portfolio. At June 30, 2022, we classified 36 properties, with a carrying amount of $66.3 million, as real estate and lease intangibles held for sale, net on our balance sheet. The expected sale of these properties does not represent a strategic shift that will have a major effect on our operations and financial results and is consistent with our existing disposition strategy to further enhance our real estate portfolio and maximize portfolio returns.
Investments in Existing Properties
During the three months ended June 30, 2022, we capitalized costs of $25.8 million on existing properties in our portfolio, consisting of $0.8 million for re-leasing costs, $2.8 million for recurring capital expenditures, and $22.2 million for non-recurring building improvements. During the six months ended June 30, 2022, we capitalized costs of $37.8 million on existing properties in our portfolio, consisting of $3.2 million re-leasing costs, $2.8 million for recurring capital expenditures, and $31.8 million for non-recurring building improvements.
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
Sale of Unconsolidated Joint Ventures
In July 2022, six of the seven properties owned by our industrial partnerships acquired in connection with the VEREIT merger were sold, with the seventh property expected to be sold later in the third quarter of 2022. The gross purchase price for the properties is $905.0 million and our proportionate share of net proceeds (after mortgage defeasance and closing costs) is estimated to be approximately $120 million.
Equity Capital Raising
During the three and six months ended June 30, 2022, we raised $1.1 billion and $1.7 billion of gross proceeds from the sale of common stock, respectively, at a weighted average price of $67.13 and $66.51 per share, respectively, primarily through proceeds from the sale of common stock through our prior ATM program. In June 2022, we replaced our prior ATM program, which authorized us to offer and sell up to 69,088,433 shares of common stock, with a new equity distribution program, pursuant to which we may offer and sell up to 120,000,000 shares of common stock (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE at prevailing market prices or at negotiated prices.
Note Issuances
In June 2022, we closed on the previously announced private placement of £600.0 million of senior unsecured notes, which included £140.0 million of notes due 2030, £345.0 million of notes due 2032, and £115.0 million of notes due 2037. The combined notes have a weighted average tenor of approximately 10.5 years, and a weighted average fixed interest rate of 3.22%.
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
New, Expanded Revolving Credit Facility
In April 2022, we entered a new $4.25 billion unsecured credit facility to amend and restate our previous $3.0 billion unsecured credit facility, which was due to expire in March 2023. The new revolving credit facility matures in June 2026 and includes two six-month extensions that can be exercised at our option. Similar to our previous revolving credit facility, the new revolving credit facility also has a $1.0 billion expansion feature, which is subject to obtaining lender commitments. As of June 30, 2022, the balance of borrowings outstanding under our new revolving credit facility was $219.1 million, and we had a cash balance of $172.8 million.
Expansion of Commercial Paper Program
During July 2022, our U.S. Dollar-denominated unsecured commercial paper program was amended to increase the maximum aggregate amount of outstanding notes from $1.0 billion to $1.5 billion. We also established a new Euro-denominated unsecured commercial paper program, which permits us to issue additional unsecured commercial notes up to a maximum aggregate amount of $1.5 billion (or foreign currency equivalent), which may be issued in U.S. Dollars or various other foreign currencies, including but not limited to, Euros, Sterling, Swiss Francs, Yen, Canadian Dollars, and Australian Dollars, in each case, pursuant to customary terms in the European commercial paper note market. The notes offered under our European commercial paper program will rank pari passu with all of our other unsecured senior indebtedness, including borrowings under our revolving credit facility and our term loan, and our outstanding senior notes, including under our U.S. Dollar-denominated commercial paper program. We use our unsecured revolving credit facility as a liquidity backstop for the repayment of the notes issued under these programs.

Select Financial Results
The following summarizes our select financial results (dollars in millions, except per share data). Our merger with VEREIT occurred on November 1, 2021; hence, our financial results do not include VEREIT financial results during the three and six months ended June 30, 2021.

	Three months ended June 30,		Six months ended June 30,		% Increase

	2022	2021	2022	2021	Three months	Six months
Total revenue	$810.4	$463.3	$1,617.8	$905.6	74.9%	78.6%
Net income available to common stockholders (1)	$223.2	$124.5	$422.6	$220.4	79.3%	91.7%
Net income per share (2)	$0.37	$0.33	$0.71	$0.59	12.1%	20.3%
Funds from operations available to common stockholders ("FFO")	$608.8	$314.4	$1,210.2	$582.1	93.6%	107.9%
FFO per share (2)	$1.01	$0.84	$2.02	$1.56	20.2%	29.5%
Normalized funds from operations available to common stockholders ("Normalized FFO")	$611.5	$327.7	$1,219.5	$595.4	86.6%	104.8%
Normalized FFO per share (2)	$1.02	$0.88	$2.04	$1.60	15.9%	27.5%
Adjusted funds from operations available to common stockholders ("AFFO")	$583.7	$327.6	$1,163.8	$645.9	78.2%	80.2%
AFFO per share (2)	$0.97	$0.88	$1.94	$1.73	10.2%	12.1%
(1) The calculation to determine net income available to common stockholders includes provisions for impairment, gain from the sale of real estate, and foreign currency gain and loss. These items can vary from quarter to quarter and can significantly impact net income available to common stockholders and period to period comparisons.
(2) All per share amounts are presented on a diluted per common share basis.
Our financial results during the three and six months ended June 30, 2022 were impacted by merger and integration-related costs of $2.7 million and $9.2 million, respectively, related to our merger with VEREIT. Our financial results in the six months ended June 30, 2021 were impacted by a $46.5 million loss on extinguishment of debt due to the January 2021 early redemption of the 3.250% notes due October 2022, and $13.3 million of merger and integration-related costs related to our merger with VEREIT.
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

Our primary cash obligations, for the current year and subsequent years, are included in the “Table of Obligations,” which is presented later in this section. We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions and development costs, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common stockholders, primarily through cash provided by operating activities, borrowings on our credit facility and under our commercial paper program and through public securities offerings. As of June 30, 2022, there are approximately $1.9 billion of obligations becoming due through the remainder of 2022, which we expect to fund through a combination of cash flows from operations, issuances of common stock or debt, and additional borrowings under our revolving credit facility and rolling over borrowings under our commercial paper program.
We may choose to mitigate our financial exposure to exchange rate risk for properties acquired outside the U.S. through the issuance of debt securities denominated in the same local currency and through currency derivatives. We may leave a portion of our foreign cash flow unhedged to reinvest in additional properties in the same local currency.
Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At June 30, 2022, our total outstanding borrowings of senior unsecured notes and bonds, term loan, mortgages payable, revolving credit facility and commercial paper were $15.82 billion, or approximately 27.3% of our total market capitalization of $58.05 billion.
We define our total market capitalization at June 30, 2022, as the sum of:

•Shares of our common stock outstanding of 617,564,272, plus total common units outstanding of 1,060,709, multiplied by the last reported sales price of our common stock on the NYSE of $68.26 per share on June 30, 2022, or $42.23 billion;
•Outstanding borrowings of $219.1 million on our revolving credit facility;
•Outstanding borrowings of $950.0 million on our commercial paper program;
•Outstanding mortgages payable of $928.9 million, excluding net mortgage premiums of $19.2 million and deferred financing costs of $1.0 million;
•Outstanding borrowings of $250.0 million on our term loan, excluding deferred financing costs of $344,000;
•Outstanding senior unsecured notes and bonds of $13.39 billion, including Sterling-denominated notes of £2.57 billion, and excluding unamortized net premiums of $257.0 million and deferred financing costs of $58.7 million; and
•Our proportionate share of outstanding debt from unconsolidated entities of $86.0 million, excluding premiums and deferred financing costs.
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
At-the-Market ("ATM") Program
Under our ATM program, up to 120,000,000 shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE at prevailing market prices or at negotiated prices. Our ATM program replaced our prior ATM program in June 2022, which previously authorized us to offer and sell up to 69,088,433 shares of common stock. During the three months ended June 30, 2022, we issued 15,899,972 shares, which were sold pursuant to forward sale confirmations, and raised approximately $1.07 billion of gross proceeds under the prior ATM program. During the six months ended June 30, 2022, we issued 25,973,181 shares and raised approximately $1.73 billion of gross proceeds under the prior ATM program. As of June 30, 2022, there were no open forward sale confirmations and we had 120,000,000 shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.

Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued. Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during the six months ended June 30, 2022. During the three months ended June 30, 2022, we issued 43,260 shares and raised approximately $2.9 million under our DRSPP. During the six months ended June 30, 2022, we issued 84,631 shares and raised approximately $5.7 million under our DRSPP. At June 30, 2022, we had 11,250,748 shares remaining for future issuance under our DRSPP program.
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
At June 30, 2022, we had a borrowing capacity of $4.03 billion available on our new revolving credit facility and an $219.1 million outstanding balance. The weighted average interest rate on borrowings under our revolving credit facility during the six months ended June 30, 2022, was 1.5% per annum. We must comply with various financial and other covenants in our credit facility. At June 30, 2022, we were in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.
Commercial Paper Program
We have a U.S. dollar-denominated unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding of $1.0 billion. Borrowings under this program generally mature in one year or less. At June 30, 2022, we had an outstanding balance of $950.0 million. The weighted average interest rate on borrowings under our commercial paper program was 0.8% for the six months ended June 30, 2022. We use our $4.25 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper program.
The commercial paper borrowings outstanding at June 30, 2022 have matured and will mature between July 2022 and January 2023. We generally use our credit facility and commercial paper borrowings for the short-term financing of new property acquisitions. Thereafter, we generally seek to refinance those borrowings with the net proceeds of long-term or more permanent financing, including the issuance of equity or debt securities. We cannot assure you, however, that we will be able to obtain any such refinancing, or that market conditions prevailing at the time of the refinancing will enable us to issue equity or debt securities at acceptable terms. We regularly review our credit facility and commercial paper program and may seek to extend, renew or replace our credit facility and commercial paper program, to the extent we deem appropriate.
During July 2022, our U.S. Dollar-denominated unsecured commercial paper program was amended to increase the maximum aggregate amount of outstanding notes from $1.0 billion to $1.5 billion. We also established a new Euro-denominated unsecured commercial paper program, which permits us to issue additional unsecured commercial notes up to a maximum aggregate amount of $1.5 billion (or foreign currency equivalent), which may be issued in U.S. Dollars or various other foreign currencies, in each case, pursuant to customary terms in the European commercial paper note market.

Term Loan
In October 2018, in conjunction with entering into our current revolving credit facility, we entered into a $250.0 million senior unsecured term loan, which matures in March 2024. Prior to April 2022, borrowing under this term loan bore interest at the current one-month LIBOR, plus 0.85%. In connection with entering into our new unsecured credit facility in April 2022, the previous LIBOR benchmark rate was replaced with daily SOFR, based on a five day lookback period, and, due to our current credit ratings, is not subject to a credit spread adjustment. In conjunction with this term loan, we also entered into an interest rate swap, which was based off the one-month LIBOR through June 30, 2022. As of June 30, 2022, the interest rate swap was also converted to SOFR. As of June 30, 2022, the effective interest rate on this term loan, after giving effect to the interest rate swap, is 3.73%.
Mortgage Debt
As of June 30, 2022, we had $928.9 million of mortgages payable, of which £33.4 million related to a Sterling-denominated mortgage. The majority of our mortgages payable were assumed in connection with our property acquisitions, originally including ten mortgages from our merger with VEREIT in 2021 totaling $839.1 million, and eight mortgages on 17 properties totaling $45.1 million during the six months ended June 30, 2022. At June 30, 2022, we had net premiums totaling $19.2 million on these mortgages and deferred financing costs of $1.0 million. We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so. During the six months ended June 30, 2022, we made $226.0 million in principal payments, including the repayment of seven mortgages in full for $223.9 million (of which $168.2 million was paid off related to mortgages assumed from our merger with VEREIT).

Notes Outstanding
Our senior unsecured note and bond obligations consist of the following as of June 30, 2022, sorted by maturity date (in millions):

	As of June 30, 2022
	Principal Amount (Currency Denomination)	Carrying Value (USD)
4.600% notes, $500 issued February 2014, of which $485 was exchanged in November 2021, both due in February 2024 (1)	$500	$500
3.875% notes, issued in June 2014 and due in July 2024	$350	350
3.875% notes, issued in April 2018 and due in April 2025	$500	500
4.625% notes, $550 issued October 2018, of which $544 was exchanged in November 2021, both due in November 2025 (1)	$550	550
0.750% notes, issued December 2020 and due in March 2026	$325	325
4.875% notes, $600 issued June 2016, of which $596 was exchanged in November 2021, both due in June 2026 (1)	$600	600
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	$650	650
1.875% notes, issued in January 2022 and due in January 2027	£250	304
3.000% notes, issued in October 2016 and due in January 2027	$600	600
1.125% notes, issued in July 2021 and due in July 2027	£400	486
3.950% notes, $600 issued August 2017, of which $594 was exchanged in November 2021, both due in August 2027 (1)	$600	600
3.650% notes, issued in December 2017 and due in January 2028	$550	550
3.400% notes, $600 issued June 2020, of which $598 was exchanged in November 2021, both due in January 2028 (1)	$600	600
2.200% notes, $500 issued November 2020, of which $497 was exchanged in November 2021, both due in June 2028 (1)	$500	500
3.250% notes, issued in June 2019 and due in June 2029	$500	500
3.100% notes, $600 issued December 2019, of which $596 was exchanged in November 2021, both due in December 2029 (1)(2)	$599	599
3.160% notes, issued in June 2022 and due in June 2030	£140	170
1.625% notes, issued in October 2020 and due December 2030	£400	486
3.250% notes, $600 issued in May 2020 and $350 issued in July 2020, both due in January 2031	$950	950
3.180% notes, issued in June 2022 and due June in June 2032	£345	419
2.850% notes, $700 issued November 2020, of which $699 was exchanged in November 2021, both due in December 2032 (1)	$700	700
1.800% notes, issued in December 2020 and due in March 2033	$400	400
1.750% notes, issued in July 2021 and due in July 2033	£350	425
2.730% notes, issued in May 2019 and due in May 2034	£315	382
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	$250	250
3.390% notes, issued in June 2022 and due in June 2037	£115	140
2.500% notes, issued in January 2022 and due in January 2042	£250	304
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	$550	550
Total principal amount		$13,390
Unamortized net premiums and deferred financing costs		198
		$13,588
(1) Carrying Value (USD) as of June 30, 2022, includes the portion of the VEREIT OP notes that remained outstanding, totaling $39.1 million in the aggregate, that were not exchanged in the exchange offers commenced by us with respect to the outstanding bonds of VEREIT Operating Partnership, L.P. ("VEREIT OP") in connection with the consummation of the merger with VEREIT (the "Exchange Offers").
(2) These notes were originally issued by VEREIT OP in December 2019 for the principal amount of $600 million. The amount of Realty Income debt issued through the Exchange Offers was $599 million, resulting from cancellations due to late tenders that forfeited the early participation premium of $30 per $1,000 principal amount and cash paid in lieu of fractional shares.

All of our outstanding notes and bonds have fixed interest rates and contain various covenants, with which we remained in compliance as of June 30, 2022. Interest on our £400 million of 1.625% senior unsecured notes issued in October 2020, our £400 million of 1.125% senior unsecured notes issued in July 2021, our £350 million of 1.750% senior unsecured notes also issued in July 2021, our £250 million of 1.875% senior unsecured notes issued in January 2022, and £250 million of 2.500% senior unsecured notes also issued in January 2022 is paid annually. Interest on our remaining senior unsecured note and bond obligations is paid semiannually.
The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. generally accepted accounting principles ("GAAP") measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants and are not measures of our liquidity or performance. The actual amounts as of June 30, 2022, are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	40.1%
Limitation on incurrence of secured debt	< 40% of adjusted assets	2.5%
Debt service coverage (trailing 12 months) (1)	> 1.5x	5.5x
Maintenance of total unencumbered assets	> 150% of unsecured debt	258.2%
(1)  Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on July 1, 2021 and subject to certain additional adjustments. Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of July 1, 2021, nor does it purport to reflect our debt service coverage ratio for any future period. The following is our calculation of debt service and fixed charge coverage at June 30, 2022 (in thousands, for trailing twelve months):

Net income available to common stockholders	$561,612
Plus: interest expense, excluding the amortization of deferred financing costs	381,241
Plus: loss on extinguishment of debt	50,578
Plus: provision for taxes	41,846
Plus: depreciation and amortization	1,345,260
Plus: provisions for impairment	33,730
Plus: pro forma adjustments	491,791
Less: gain on sales of real estate	(83,224)

Income available for debt service, as defined	$2,822,834

Total pro forma debt service charge	$512,301

Debt service and fixed charge coverage ratio	5.5
Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At June 30, 2022, we had cash and cash equivalents totaling $172.8 million, inclusive of £107.5 million Sterling and €12.3 million Euro.
We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months. We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility and commercial paper program.
Credit Agency Ratings
The borrowing interest rates under our revolving credit facility are based upon our ratings assigned by credit rating agencies. As of June 30, 2022, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook and Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook. In addition, we were assigned the following ratings on our commercial paper at June 30, 2022: Moody's Investors Service has assigned a rating of P-2 and Standard & Poor's Ratings Group has assigned a rating of A-2.
Based on our credit agency ratings as of June 30, 2022, interest rates under our new credit facility for U.S. borrowings would have been at the Secured Overnight Financing Rate (“SOFR”), plus 0.725% with a SOFR adjustment charge of 0.10% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.95% over SOFR and, for British Pound Sterling borrowings, at the Sterling Overnight Indexed Average (“SONIA”), plus 0.725% with a SONIA adjustment charge of 0.0326% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.8826% over SONIA. In addition, our new credit facility provides that the interest rates can range between: (i) SOFR/SONIA, plus 1.40% if our credit rating is lower than BBB-/Baa3 or our senior unsecured debt is unrated and (ii) SOFR/SONIA, plus 0.70% if our credit rating is A/A2 or higher. In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher.
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
Table of Obligations
The following table summarizes the maturity of each of our obligations as of June 30, 2022 (dollars in millions):

Year of Maturity	Credit Facility and Commercial Paper Program (1)	Senior Unsecured Notes and Bonds (2)	Term Loan (3)	Mortgages Payable (4)	Interest (5)	Ground Leases Paid by Realty Income (6)	Ground Leases Paid by Our Clients (7)	Other (8)	Totals
2022	$930.0	$—	$—	$45.5	$250.6	$4.8	$15.4	$645.2	$1,891.5
2023	20.0	—	—	62.8	481.4	9.7	30.7	81.0	685.6
2024	—	850.0	250.0	740.5	455.9	12.6	30.1	1.4	2,340.5
2025	—	1,050.0	—	42.3	397.5	11.3	29.4	—	1,530.5
2026	219.1	1,575.0	—	11.9	342.3	17.0	28.6	—	2,193.9
Thereafter	—	9,915.3	—	26.0	1,598.5	278.7	225.8	—	12,044.3
Totals	$1,169.1	$13,390.3	$250.0	$929.0	$3,526.2	$334.1	$360.0	$727.6	$20,686.3
(1)The initial term of the credit facility expires in June 2026 and includes, at our option, two six-month extensions. At June 30, 2022, there were $219.1 million borrowings under our revolving credit facility. Commercial paper program outstanding at June 30, 2022 were $950.0 million, which have matured and will mature between July 2022 and January 2023.
(2)Excludes non-cash net premiums recorded on notes payable of $257.0 million and deferred financing costs of $58.7 million.
(3)Excludes deferred financing costs of $344,000.
(4)Excludes both non-cash net premiums recorded on the mortgages payable of $19.2 million and deferred financing costs of $1.0 million.
(5)Interest on the term loan, notes, bonds, mortgages payable, credit facility and commercial paper program has been calculated based on outstanding balances at period end through their respective maturity dates.
(6)Realty Income currently pays the ground lessors directly for the rent under the ground leases.
(7)Our clients, who are generally sub-clients under ground leases, are responsible for paying the rent under these ground leases. In the event our client fails to pay the ground lease rent, we are primarily responsible.
(8)“Other” consists of $678.6 million of commitments under construction contracts, and $49.0 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements.
Our credit facility, commercial paper program, term loan, and notes payable obligations are unsecured. Accordingly, we have not pledged any assets as collateral for these obligations.
Unconsolidated Investments
As a result of our merger with VEREIT, we assumed an equity method investment in three unconsolidated entities. We are responsible to fund our proportionate share of any operating cash deficits pursuant to the governance documents of the applicable entities. There are no further material commitments related to these investments at this time. The debt held by the unconsolidated entities is secured by its properties, though is non-recourse to us with limited customary exceptions which vary from loan to loan. In July 2022, six of the seven properties owned by our industrial partnerships acquired in connection with the VEREIT merger were sold, with the seventh property expected to be sold later in the third quarter of 2022. Our proportionate share of net proceeds (after mortgage defeasance and closing costs) is estimated to be approximately $120 million.
Dividend Policy
Distributions are paid monthly to holders of shares of our common stock.
Distributions are paid monthly to the limited partners holding common units of Realty Income, L.P. each on a per unit basis that is generally equal to the amount paid per share to our common stockholders.
In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2021, our cash distributions to common stockholders totaled $1.17 billion, or approximately 149.4% of our estimated taxable income of $783.3 million. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance. We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our cash on hand and funds from operations are sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders in the six months ended June 30, 2022, totaled $884.1 million, representing 76.0% of our adjusted funds from operations available to common stockholders of approximately $1.16 billion. In comparison, our cash distributions to common stockholders in 2021 totaled $1.17 billion, representing 78.5% of our adjusted funds from operations available to common stockholders of $1.49 billion.
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

The following is a comparison of our results of operations for the three and six months ended June 30, 2022, to the three and six months ended June 30, 2021.
Total Revenue
The following summarizes our total revenue (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,		$ Increase
	2022	2021	2022	2021	Three Months	Six Months
REVENUE
Rental (excluding reimbursable)	$759,825	$436,735	$1,515,387	$854,422	$323,090	$660,965
Rental (reimbursable)	40,975	23,521	84,978	45,199	17,454	39,779
Other	9,619	3,042	17,397	5,931	6,577	11,466
Total revenue	$810,419	$463,298	$1,617,762	$905,552	$347,121	$712,210
The increase in total revenue primarily relates to the merger with VEREIT and acquisitions for the six months ended June 30, 2022.
Rental Revenue (excluding reimbursable)
The table below summarizes the increase in rental revenue (excluding reimbursable) in the three months ended June 30, 2022, compared to the three months ended June 30, 2021 (dollars in thousands):

			Three months ended June 30,		Increase/(Decrease)
	Number of Properties	Square Footage (1)	2022	2021	$ Change
Properties acquired during 2022 & 2021	1,443	34,622,989	$119,952	20,461	$99,491
Same store rental revenue (2)	9,686	168,881,270	615,633	603,572	12,061
Orion Divestiture	92	10,093,123	525	44,393	(43,868)
Constant currency adjustment (3)	N/A	N/A	2,108	4,350	(2,242)
Properties sold prior to 2022	357	8,679,230	931	19,312	(18,381)
Straight-line rent and other non-cash adjustments	N/A	N/A	3,978	7,310	(3,332)
Vacant rents, development and other (4)	298	6,425,808	12,357	10,418	1,939
Other excluded revenue(5)	NA	N/A	4,341	1,964	2,377
Less: VEREIT same store rental revenue (6)	N/A	N/A	—	(275,045)	275,045
Totals			$759,825	$436,735	$323,090
(1) Excludes 5,907,790 square feet from properties ground leased to clients and 2,647,226 square feet from properties with no land or building ownership.
(2) The same store rental revenue percentage increase for the three months ended June 30, 2022 as compared with the same period in prior year is 2.0%.
(3) For purposes of comparability, same store rental revenue is presented on a constant currency basis using the exchange rate as of June 30, 2022, of 1.22 GBP/USD. None of the properties in Spain met our same store pool definition for the periods presented.
(4) Relates to the aggregate of (i) rental revenue from properties (285 properties comprising 5,721,191 square feet) that were available for lease during part of 2022 or 2021, (ii) rental revenue for properties (13 properties comprising 704,617 square feet) under development, and (iii) rental revenue that is not contractual base rent such as lease termination settlements.
(5) Primarily consists of lease termination revenue and reimbursements for tenant improvements.
(6) Amounts for the three months ended June 30, 2021 represent same store rental revenue from VEREIT properties, which were not included in our financial statements prior to the close of the merger on November 1, 2021.

The table below summarizes the increase in rental revenue (excluding reimbursable) in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 (dollars in thousands):

			Six months ended June 30,		Increase/(Decrease)
	Number of Properties	Square Footage (1)	2022	2021	$ Change
Properties acquired during 2022 & 2021	1,443	34,622,989	$216,818	$25,413	$191,405
Same store rental revenue (2)	9,686	168,881,270	1,242,739	1,206,077	36,662
Orion Divestiture	92	10,093,123	938	88,590	(87,652)
Constant currency adjustment (3)	N/A	N/A	7,857	7,462	395
Properties sold prior to 2022	357	8,679,230	2,972	34,240	(31,268)
Straight-line rent and other non-cash adjustments	N/A	N/A	12,251	8,865	3,386
Vacant rents, development and other (4)	298	6,425,808	25,531	20,534	4,997
Other excluded revenue(5)	N/A	N/A	6,281	4,432	1,849
Less: VEREIT same store rental revenue (6)	N/A	N/A	—	(541,191)	541,191
Totals			1,515,387	854,422	660,965
(1) Excludes 5,907,790 square feet from properties ground leased to clients and 2,647,226 square feet from properties with no land or building ownership.
(2) The same store rental revenue percentage increase for the six months ended June 30, 2022 as compared with the same period in prior year is 3.0%.
(3) For purposes of comparability, same store rental revenue is presented on a constant currency basis using the exchange rate as of June 30, 2022, of 1.22 GBP/USD. None of the properties in Spain met our same store pool definition for the periods presented.
(4) Relates to the aggregate of (i) rental revenue from properties (285 properties comprising 5,721,191 square feet) that were available for lease during part of 2022 or 2021, (ii) rental revenue for properties (13 properties comprising 704,617 square feet) under development, and (iii) rental revenue that is not contractual base rent such as lease termination settlements.
(5) Primarily consists of lease termination revenue and reimbursements for tenant improvements.
(6) Amounts for the six months ended June 30, 2021 represent same store rental revenue from VEREIT properties, which were not included in our financial statements prior to the close of the merger on November 1, 2021.
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
Our calculation of same store rental revenue includes rent deferred for future payment as a result of lease concessions we granted in response to the COVID-19 pandemic and recognized under the practical expedient provided by the Financial Accounting Standards Board (FASB). Beginning with the first quarter of 2022, properties acquired through the merger with VEREIT were considered under each element of our Same Store Pool criterion, except for the requirement that the property be owned for the full comparative period. If the property was owned by VEREIT for the full comparative period and each of the other criterion were met, the property was included in our same store property pool. Our calculation of same store rental revenue also includes uncollected rent for which we have not granted a lease concession. If these applicable amounts of rent deferrals and uncollected rent were excluded from our calculation of same store rental revenue, the increases for the three and six months ended June 30, 2022 relative to the comparable periods for 2021 would have been 2.6% and 3.5%, respectively.
Of the 11,427 properties in the portfolio at June 30, 2022, 11,289, or 98.8%, are single-client properties and the remaining are multi-client properties. Of the 11,289 single-client properties, 11,158, or 98.8%, were net leased at June 30, 2022.

Of the 11,769 in-place leases in the portfolio, which excludes 168 vacant units, 10,069, or 85.6%, were under leases that provide for increases in rents through:
•Base rent increases tied to inflation (typically subject to ceilings);
•Percentage rent based on a percentage of the clients’ gross sales;
•Fixed increases; or
•A combination of two or more of the above rent provisions.
Rent based on a percentage of our client's gross sales, or percentage rent, was $2.2 million in the three months ended June 30, 2022, $596,000 in the three months ended June 30, 2021, $6.0 million in the six months ended June 30, 2022, and $1.6 million in the six months ended June 30, 2021. We anticipate percentage rent to be less than 1% of rental revenue for 2022.
At June 30, 2022, our portfolio of 11,427 properties was 98.9% leased with 132 properties available for lease, as compared to 98.5% leased with 164 properties available for lease at December 31, 2021, and 98.5% leased with 103 properties available for lease at June 30, 2021. It has been our experience that approximately 1% to 4% of our property portfolio will be available for lease at any given time; however, it is possible that the number of properties available for lease or sale could increase in the future, given the nature of economic cycles and other unforeseen global events, such as the ongoing COVID-19 pandemic and the measures taken to limit its spread.
Rental Revenue (reimbursable)
A number of our leases provide for contractually obligated reimbursements from clients for recoverable real estate taxes and operating expenses. The increase in contractually obligated reimbursements by our clients in the periods presented is primarily due to the growth of our portfolio due to acquisitions.
Other Revenue
Other revenue primarily relates to interest income recognized on financing receivables for certain leases with above-market terms.
Total Expenses
The following summarizes our total expenses (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,		$ Increase/(Decrease)
	2022	2021	2022	2021	Three Months	Six Months
EXPENSES
Depreciation and amortization	$409,437	$187,789	$813,199	$365,774	$221,648	$447,425
Interest	110,121	73,674	216,524	146,749	36,447	69,775
Property (excluding reimbursable)	11,205	8,213	19,544	15,034	2,992	4,510
Property (reimbursable)	40,975	23,521	84,978	45,199	17,454	39,779
General and administrative	34,139	21,849	66,838	42,645	12,290	24,193
Provisions for impairment	7,691	17,246	14,729	19,966	(9,555)	(5,237)
Merger and integration-related costs	2,729	13,298	9,248	13,298	(10,569)	(4,050)
Total expenses	$616,297	$345,590	$1,225,060	$648,665	$270,707	$576,395
Total revenue (1)	$769,444	$439,777	$1,532,784	$860,353
General and administrative expenses as a percentage of total revenue (1)	4.4%	5.0%	4.4%	5.0%
Property expenses (excluding reimbursable) as a percentage of total revenue (1)	1.5%	1.9%	1.3%	1.7%
(1) Excludes rental revenue (reimbursable). During 2021, we began presenting 'Other income, net', which consists of certain miscellaneous non-recurring revenue previously presented in 'Other' within 'Revenue,' in a separate caption in the consolidated statements of income and comprehensive income. Prior to this adjustment, general and administrative expenses as a percentage of total revenue was 4.9% for the six months end June 30, 2021. There was no change for the three months ended June 30, 2021.
Depreciation and Amortization
The increase in depreciation and amortization for the three and six months ended June 30, 2022, was primarily due to the acquisition of properties in 2021 and the merger with VEREIT. As discussed in the sections entitled “Funds from Operations Available to Common Stockholders (FFO) and Normalized Funds from Operations Available to Common Stockholders (Normalized FFO)" and “Adjusted Funds from Operations Available to Common Stockholders (AFFO),” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO, Normalized FFO, and AFFO.
Interest Expense
The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Interest on our credit facility, commercial paper, term loan, notes, mortgages and interest rate swaps	$124,313	$70,203	$245,288	$139,731
Credit facility commitment fees	1,226	948	2,163	1,885
Amortization of debt origination and deferred financing costs	3,280	2,675	6,403	5,336
Loss on interest rate swaps	724	724	1,446	1,447
Amortization of net mortgage premiums	(3,530)	(205)	(7,091)	(485)
Amortization of net note premiums	(15,683)	(53)	(31,423)	(138)
Interest capitalized	(565)	(696)	(940)	(1,181)
Capital lease obligation	356	78	678	154
Interest expense	$110,121	$73,674	$216,524	$146,749

Credit facility, commercial paper, term loan, mortgages and notes
Average outstanding balances (dollars in thousands)	$15,944,510	$9,025,470	$15,629,159	$8,662,893
Average interest rates	3.08%	3.02%	3.10%	3.14%
The increase in interest expense for the three and six months ended June 30, 2022 is primarily due the January 2022 issuance of £500 million in principal of Sterling denominated notes, the issuance of $4.65 billion in principal of notes associated with the exchange offer and assumption of $839.1 million in principal of mortgage debt, both associated with our merger with VEREIT in November 2021, the July 2021 issuance of £750 million in principal of Sterling denominated notes, and higher average balances and rates on the credit facility and commercial paper borrowings, partially offset by the December 2021 early redemption on all $750.0 million in principal of the 4.650% notes due August 2023, and the January 2021 early redemption on all $950.0 million in principal of the 3.250% notes due October 2022.
During the six months ended June 30, 2022, the weighted average interest rate on our:
•Revolving credit facility outstanding borrowings of $219.1 million was 1.5%;
•Commercial paper outstanding borrowings of $950.0 million was 0.8%;
•Term loan outstanding of $250.0 million (excluding deferred financing costs of $344,000) was swapped to fixed at 3.7%;
•Mortgages payable of $928.9 million (excluding net premiums totaling $19.2 million and deferred financing costs of $1.0 million on these mortgages) was 4.8%;
•Notes and bonds payable of $13.39 billion (excluding net unamortized original issue premiums of $257.0 million and deferred financing costs of $58.7 million) was 3.3%; and
•Notes, bonds, mortgages, term loan, and credit facility and commercial paper borrowings of $15.7 billion (excluding all net premiums and deferred financing costs) was 3.1%.

Property Expenses (excluding reimbursable)
Property expenses (excluding reimbursable) consist of costs associated with properties available for lease, non-net-leased properties and general portfolio expenses. Expenses related to properties available for lease and non-net-leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At June 30, 2022, 132 properties were available for lease or sale, as compared to 164 at December 31, 2021, and 103 at June 30, 2021.
The increase in property expenses (excluding reimbursable) for the three and six months ended June 30, 2022, is primarily due to the increase in portfolio size, resulting in higher utilities, repairs and maintenance and property-related legal expenses.
Property Expenses (reimbursable)
The increase in property expenses (reimbursable) for the three and six months ended June 30, 2022, was primarily attributable to our increased portfolio size, which contributed to higher operating expenses as a result of our acquisitions in 2021 and the six months ended June 30, 2022, and an increase in ground lease rent, insurance, and property taxes paid on behalf of our clients.
General and Administrative Expenses
General and administrative expenses are expenditures related to the operations of our company, including employee-related costs, professional fees, and other general overhead costs associated with running our business.
The increase in general and administrative expenses for the three and six months ended June 30, 2022, is primarily due to higher payroll-related costs and higher corporate-level professional fees, information technology, and corporate occupancy costs associated with the growth of the company, including the merger with VEREIT. At June 30, 2022, the headcount was 380 versus 239 at June 30, 2021.
Provisions for Impairment
The following table summarizes provisions for impairment during the periods indicated below (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Carrying value prior to impairment	$64.5	$45.6	$98.2	$59.2
Less: total provisions for impairment	(7.7)	(17.2)	(14.7)	(20.0)
Carrying value after impairment	56.8	28.4	83.5	39.2

Number of properties:
Classified as held for sale	9	1	23	1
Classified as held for investment	3	5	3	6
Sold	32	31	49	44
Merger and Integration-related Costs
In conjunction with our merger with VEREIT, we incurred approximately $2.7 million and $9.2 million of merger and integration-related transaction costs during the three and six months ended June 30, 2022, respectively, compared to approximately $13.3 million during the three and six months ended June 30, 2021. Merger and integration-related costs consist of advisory fees, attorney fees, accountant fees, SEC filing fees and additional incremental and non-recurring costs necessary to convert data and systems, retain employees and otherwise enable us to operate the acquired business or assets efficiently.
Gain on Sales of Real Estate
The following summarizes our property dispositions (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Number of properties sold	70	42	104	69
Net sales proceeds	$150.0	$56.9	$272.2	$91.6
Gain on sales of real estate	$40.6	$14.9	$50.7	$23.3

Foreign Currency and Derivative Gain, Net
We borrow in the functional currencies of the countries in which we invest. Net foreign currency gain and loss are primarily related to the remeasurement of intercompany debt from foreign subsidiaries. Gain and loss on foreign currency are largely offset by derivative gain and loss.
Derivative gain and loss relates to mark-to-market adjustments on derivatives that do not qualify for hedge accounting. Net derivative gain and loss are primarily related to realized and unrealized short term currency exchange swaps. Gain and loss on derivatives are largely offset by foreign currency gain and loss.
In June 2022, following the early prepayment of our Sterling-denominated intercompany loan receivable from our consolidated foreign subsidiaries, we terminated the four cross-currency swaps used to hedge the foreign currency exposure of the intercompany loan. As the hedge relationship has been terminated and the future principal and interest associated with the prepaid intercompany loan will not occur, $20.0 million was reclassified from accumulated other comprehensive income, or AOCI, to Foreign currency and derivative gain, net during the three months ended June 30, 2022. The reclassification from AOCI was offset by $7.9 million in losses from the intercompany loan remeasurement on the final exchange.
Loss on Extinguishment of Debt
In January 2021, we completed the early redemption on all $950.0 million in principal amount of outstanding 3.250% notes due October 2022, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $46.5 million loss on extinguishment of debt for the six months ended June 30, 2021.
Equity in Income and Impairment of Investment in Unconsolidated Entities
Equity in income of unconsolidated entities for the three and six months ended June 30, 2022, relates to three equity method investments that were acquired in our merger with VEREIT. The loss for the three and six months ended June 30, 2022 is primarily driven by an other than temporary impairment of $7.8 million. There were no comparative investments for the three and six months ended June 30, 2021.
Other Income, Net
Certain miscellaneous non-recurring revenue is included in other income, net. The increase in the three and six months ended June 30, 2022, is primarily related to insurance proceeds received from property losses and other non-recurring settlements.
Income Taxes
Income taxes are for city and state income and franchise taxes, and for international income taxes accrued or paid by us and our subsidiaries. The increase in income taxes for the three and six months ended June 30, 2022, was primarily attributable to our increased volume of U.K. investments, which contributed to higher U.K. income taxes as compared to the same period in 2021.
Net Income Available to Common Stockholders
The following summarizes our net income available to common stockholders (dollars in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,		% Increase
	2022	2021	2022	2021	Three Months	Six Months
Net income available to common stockholders	$223.2	$124.5	$422.6	$220.4	79.3%	91.7%
Net income per share (1)	$0.37	$0.33	$0.71	$0.59	12.1%	20.3%
(1) All per share amounts are presented on a diluted per common share basis.
The calculation to determine net income available to common stockholders includes provisions for impairment, gain from the sale of properties, and foreign currency gain and loss, which can vary from period to period based on timing and significantly impact net income available to the Company and available to common stockholders.
The increase in net income available to common stockholders for the six months ended June 30, 2022, compared to the six months ended June 30, 2021 primarily related to the increase in the size of our portfolio due to the merger with VEREIT, which closed on November 1, 2021. In addition, net income available to common stockholders for the six months ended June 30, 2021, was impacted by a $46.5 million loss on extinguishment of debt due to the January 2021 early redemption of the 3.250% notes due October 2022.
Adjusted Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate (Adjusted EBITDAre)
The National Association of Real Estate Investment Trusts (Nareit) established an EBITDA metric for real estate companies (i.e., EBITDA for real estate, or EBITDAre) it believed would provide investors with a consistent measure to help make investment decisions among REITs. Our definition of “Adjusted EBITDAre” is generally consistent with the Nareit definition, other than our adjustments to remove foreign currency and derivative gain and loss, excluding gain and loss from the settlement of foreign currency forwards not designated as hedges, (which is consistent with our previous calculations of "Adjusted EBITDA"). We define Adjusted EBITDAre, a non–GAAP financial measure, for the most recent quarter as earnings (net income) before (i) interest expense, including non-cash loss (gain) on swaps, (ii) income and franchise taxes, (iii) gain on extinguishment of debt, (iv) real estate depreciation and amortization, (v) provisions for impairment, (vi) merger and integration-related costs, (vii) gain on sales of real estate, (viii) foreign currency and derivative gain, net (as described in the Adjusted Funds from Operations section), and (ix) our proportionate share of interest expense and real estate depreciation and amortization from unconsolidated entities. Our Adjusted EBITDAre may not be comparable to Adjusted EBITDAre reported by other companies or as defined by Nareit, and other companies may interpret or define Adjusted EBITDAre differently than we do. Management believes Adjusted EBITDAre to be a meaningful measure of a REIT’s performance because it provides a view of our operating performance, analyzes our ability to meet interest payment obligations before the effects of income tax, depreciation and amortization expense, provisions for impairment, gain on sales of real estate and other items, as defined above, that affect comparability, including the removal of non-recurring and non-cash items that industry observers believe are less relevant to evaluating the operating performance of a company. In addition, EBITDAre is widely followed by industry analysts, lenders, investors, rating agencies, and others as a means of evaluating the operational cash generating capacity of a company prior to servicing debt obligations. Management also believes the use of an annualized quarterly Adjusted EBITDAre metric, which we refer to as Annualized Adjusted EBITDAre, is meaningful because it represents our current earnings run rate for the period presented. Annualized Adjusted EBITDAre and Annualized Pro Forma Adjusted EBITDAre, as defined below, are also used to determine the vesting of performance share awards granted to executive officers. Annualized Adjusted EBITDAre should be considered along with, but not as an alternative to net income as a measure of our operating performance. We define Annualized Pro Forma Adjusted EBITDAre as Annualized Adjusted EBITDAre, subject to certain adjustments to incorporate Adjusted EBITDAre from properties we acquired or stabilized during the applicable quarter and to remove Adjusted EBITDAre from properties we disposed of during the applicable quarter, and includes transaction accounting adjustments in accordance with U.S. GAAP, giving pro forma effect to all transactions as if they occurred at the beginning of the applicable period. Our calculation includes all adjustments consistent with the requirements to present Adjusted EBITDAre on a pro forma basis in accordance with Article 11 of Regulation S-X. The Annualized Pro Forma Adjustments are consistent with the debt service coverage ratio calculated under financial covenants for our senior unsecured notes. We believe Annualized Pro Forma Adjusted EBITDAre is a useful non-GAAP supplemental measure, as it excludes properties that were no longer owned at the balance sheet date and includes the annualized rent from properties acquired during the quarter. Management also uses our ratios of net debt-to-Annualized Adjusted EBITDAre and net debt-to Annualized Pro Forma Adjusted EBITDAre as measures of leverage in assessing our financial performance, which is calculated as net debt (which we define as total debt per the consolidated balance sheets, excluding deferred financing costs and net premiums and discounts, but including our proportionate share on debt from unconsolidated entities, less cash and cash equivalents), divided by annualized quarterly Adjusted EBITDAre and annualized Pro Forma Adjusted EBITDAre, respectively.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to Adjusted EBITDAre and Annualized Pro Forma EBITDAre calculations for the periods indicated below (dollars in thousands):

	Three months ended June 30,
	2022	2021
Net income	$223,822	$124,768
Interest	110,121	73,674
Gain on extinguishment of debt	(127)	—
Income taxes	14,658	9,225
Depreciation and amortization	409,437	187,789
Provisions for impairment	7,691	17,246
Merger and integration-related costs	2,729	13,298
Gain on sales of real estate	(40,572)	(14,901)
Foreign currency and derivative gain, net	(7,480)	(400)
Gain on settlement of foreign currency forwards	2,106	—
Proportionate share of adjustments for unconsolidated entities	9,049	—
Quarterly Adjusted EBITDAre	$731,434	$410,699
Annualized Adjusted EBITDAre (1)	$2,925,736	$1,642,796
Annualized Pro Forma Adjustments (2)	$55,756	$42,118
Annualized Pro Forma Adjusted EBITDAre	$2,981,492	$1,684,914
Total debt per the consolidated balance sheets, excluding deferred financing costs and net premiums and discounts	$15,738,383	$9,197,694
Proportionate share for unconsolidated entities debt, excluding deferred financing costs	86,006	—
Less: Cash and cash equivalents	(172,849)	(231,164)
Net Debt (2)	$15,651,540	$8,966,530
Net Debt/Annualized Adjusted EBITDAre (3)	5.3	5.5
Net Debt/Annualized Pro Forma Adjusted EBITDAre(3)	5.2	5.3
(1) We calculate Annualized Adjusted EBITDAre by multiplying the Quarterly Adjusted EBITDAre by four.
(2) Net Debt is total debt per our consolidated balance sheets, excluding deferred financing costs and net premiums and discounts, but including our proportionate share on debt from unconsolidated entities, less cash and cash equivalents.
(3) During 2021, Net Debt was adjusted to exclude deferred financing costs and net premiums and discounts. The adjustment of Net Debt did not impact the calculation for the three months ended June 30, 2021.
As described above, the Annualized Pro Forma Adjustments, which includes transaction accounting adjustments in accordance with U.S. GAAP, consists of adjustments to incorporate the Adjusted EBITDAre from properties we acquired or stabilized during the applicable quarter and removes Adjusted EBITDAre from properties we disposed of during the applicable quarter, giving pro forma effect to all transactions as if they occurred at the beginning of the period, consistent with the requirements of Article 11 of Regulation S-X. The following table summarizes our Annualized Pro Forma Adjusted EBITDAre calculation for the periods indicated below:

	Three months ended June 30,
Dollars in thousands	2022	2021
Annualized pro forma adjustments from properties acquired or stabilized	$56,048	$42,120
Annualized pro forma adjustments from properties disposed	(292)	(2)
Annualized Pro forma Adjustments	$55,756	$42,118

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO) AND NORMALIZED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (Normalized FFO)
The following summarizes our FFO and Normalized FFO (dollars in millions, except per share data):
We define FFO, a non-GAAP measure, consistent with the National Association of Real Estate Investment Trusts' definition, as net income available to common stockholders, plus depreciation and amortization of real estate assets, plus provisions for impairments of depreciable real estate assets, and reduced by gain on property sales. We define Normalized FFO, a non-GAAP financial measure, as FFO excluding merger and integration-related costs related to our merger with VEREIT. We define diluted FFO and diluted normalized FFO as FFO and normalized FFO adjusted for dilutive noncontrolling interests.

	Three months ended June 30,		Six months ended June 30,		% Increase
	2022	2021	2022	2021	Three Months	Six Months
FFO available to common stockholders	$608.8	$314.4	$1,210.2	$582.1	93.6%	107.9%
FFO per share (1)	$1.01	$0.84	$2.02	$1.56	20.2%	29.5%
Normalized FFO available to common stockholders	$611.5	$327.7	$1,219.5	$595.4	86.6%	104.8%
Normalized FFO per share (1)	$1.02	$0.88	$2.04	$1.60	15.9%	27.5%
(1) All per share amounts are presented on a diluted per common share basis.
FFO and Normalized FFO for the three and six months ended June 30, 2022 and 2021 were impacted by the same transactions listed under "Net Income Available To Common Stockholders" on page 40. The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and Normalized FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income available to common stockholders	$223,207	$124,479	$422,576	$220,419
Depreciation and amortization	409,437	187,789	813,199	365,774
Depreciation of furniture, fixtures and equipment	(489)	(73)	(967)	(444)
Provisions for impairment	7,691	17,246	14,729	19,966
Gain on sales of real estate	(40,572)	(14,901)	(50,728)	(23,302)
Proportionate share of adjustments for unconsolidated entities(1)	9,860	—	12,095	—
FFO adjustments allocable to noncontrolling interests	(319)	(165)	(673)	(331)
FFO available to common stockholders	$608,815	$314,375	$1,210,231	$582,082
FFO allocable to dilutive noncontrolling interests	776	348	1,584	705
Diluted FFO	$609,591	$314,723	$1,211,815	$582,787

FFO available to common stockholders	$608,815	$314,375	$1,210,231	$582,082
Merger and integration-related costs	2,729	13,298	9,248	13,298
Normalized FFO available to common stockholders	$611,544	$327,673	$1,219,479	$595,380
Normalized FFO allocable to dilutive noncontrolling interests	776	348	1,584	705
Diluted Normalized FFO	$612,320	$328,021	$1,221,063	$596,085

FFO per common share, basic and diluted	$1.01	$0.84	$2.02	$1.56
Normalized FFO per common share, basic and diluted	$1.02	$0.88	$2.04	$1.60

Distributions paid to common stockholders	$445,829	$263,358	$884,109	$524,056
FFO available to common stockholders in excess of distributions paid to common stockholders	$162,986	$51,017	$326,122	$58,026
Normalized FFO available to common stockholders in excess of distributions paid to common stockholders	$165,715	$64,315	$335,370	$71,324
Weighted average number of common shares used for FFO and normalized FFO:
Basic	601,672,201	374,236,424	597,778,173	372,879,165
Diluted	603,091,375	374,804,142	599,201,411	373,434,863
(1)Includes an other than temporary impairment of $7.8 million on our investment in unconsolidated entities recognized in the three and six months ended June 30, 2022.
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

	Three months ended June 30,		Six months ended June 30,		% Increase
	2022	2021	2022	2021	Three months	Six months
AFFO available to common stockholders	$583.7	$327.6	$1,163.8	$645.9	78.2%	80.2%
AFFO per share (1)	$0.97	$0.88	$1.94	$1.73	10.2%	12.1%
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
The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to Normalized FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income available to common stockholders	$223,207	$124,479	$422,576	$220,419
Cumulative adjustments to calculate Normalized FFO (1)	388,337	203,194	796,903	374,961
Normalized FFO available to common stockholders	611,544	327,673	1,219,479	595,380
(Gain) loss on extinguishment of debt	(127)	—	(127)	46,473
Amortization of share-based compensation	6,641	4,472	11,643	8,169
Amortization of net debt premiums and deferred financing costs (2)	(16,948)	1,505	(34,044)	2,890
Loss on interest rate swaps	724	724	1,446	1,446
Straight-line payments from cross-currency swaps (3)	367	584	884	1,202
Leasing costs and commissions	(794)	(121)	(3,167)	(827)
Recurring capital expenditures	(173)	(27)	(186)	(50)
Straight-line rent	(27,554)	(11,004)	(55,376)	(21,467)
Amortization of above and below-market leases, net	16,402	3,934	30,044	13,234
Proportionate share of adjustments for unconsolidated entities	(2,090)	—	(4,154)	—
Other adjustments (4)	(4,264)	(93)	(2,616)	(581)
AFFO available to common stockholders	$583,728	$327,647	$1,163,826	$645,869
AFFO allocable to dilutive noncontrolling interests	787	344	1,607	695
Diluted AFFO	$584,515	$327,991	$1,165,433	$646,564

AFFO per common share:
Basic	$0.97	$0.88	$1.95	$1.73
Diluted	$0.97	$0.88	$1.94	$1.73

Distributions paid to common stockholders	$445,829	$263,358	$884,109	$524,056

AFFO available to common stockholders in excess of distributions paid to common stockholders	$137,899	$64,289	$279,717	$121,813
Weighted average number of common shares used for computation per share:
Basic	601,672,201	374,236.424	597,778,173	372,879,165
Diluted	603,091,375	374,804.142	599,201,411	373,434,863
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
(3) Straight-line payments from cross-currency swaps represent quarterly payments in U.S. dollars received by us from counterparties in exchange for associated foreign currency payments. In June 2022, we terminated the four cross-currency swaps subject to this adjustment. The three and six months ended June 30, 2022 include the adjustment through the termination date.
(4) Includes adjustments allocable to noncontrolling interests, obligations related to financing lease liabilities, mark-to-market adjustments on investments and derivatives that do not qualify for hedge accounting, and foreign currency gain and loss as a result of intercompany debt and remeasurement transactions.

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
PROPERTY PORTFOLIO INFORMATION
At June 30, 2022, we owned a diversified portfolio:
•Consisting of 11,427 properties;
•With an occupancy rate of 98.9%(1), or 11,295 properties leased and 132 properties available for lease or sale;
•With clients doing business in 72 separate industries;
•Located in all 50 U.S. states, Puerto Rico, the U.K. and Spain;
•With approximately 218.5 million square feet of leasable space;
•With a weighted average remaining lease term (excluding rights to extend a lease at the option of the client) of approximately 8.8 years; and
•With an average leasable space per property of approximately 19,120 square feet; approximately 12,840 square feet per retail property and approximately 240,450 square feet per industrial property.
(1) Excludes four properties with ancillary leases only, such as cell towers and billboards, of which one was vacant.
At June 30, 2022, 11,295 properties were leased under net lease agreements. A net lease typically requires the client to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, clients of our properties typically pay rent increases based on: (1) fixed increases, (2) increases tied to inflation (typically subject to ceilings), or (3) additional rent calculated as a percentage of the clients' gross sales above a specified level.
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

Top 10 Industry Concentrations
We are engaged in a single business activity, which is the leasing of property to clients, generally on a net basis. That business activity spans various geographic boundaries and includes property types and clients engaged in various industries. Even though we now only have a single segment, we believe our investors continue to view diversification as a key component of our investment philosophy and so we believe it is still important to present certain information regarding our property portfolio classified according to the business of the respective clients, expressed as a percentage of our total portfolio annualized contractual rent:

	Percentage of Total Portfolio Annualized Contractual Rent by Industry (1)
	As of
	Jun 30, 2022	Dec 31, 2021	Dec 31, 2020	Dec 31, 2019	Dec 31, 2018

Grocery stores	10.5%	10.2%	9.8%	7.9%	5.0%
Convenience stores	9.2	9.1	11.9	12.3	12.6
Dollar stores	7.4	7.5	7.6	7.9	7.3
Restaurants - quick service	6.4	6.6	5.3	5.8	6.3
Drug stores	6.3	6.6	8.2	8.8	9.4
Restaurants - casual dining	5.7	5.9	2.8	3.2	3.3
Home improvement	5.2	5.1	4.3	2.9	2.8
Health and fitness	4.5	4.7	6.7	7.0	7.1
General merchandise	3.8	3.7	3.4	2.5	2.1
Automotive service	3.5	3.2	2.7	2.6	2.2
(1) The presentation of Top 10 Industry Concentrations combines total portfolio contractual rent from the U.S. and Europe. Europe consists of properties in the U.K., starting in May 2019, and in Spain, starting in September 2021.

Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of June 30, 2022 (dollars in thousands):

Property Type	Number of Properties	Approximate Leasable Square Feet (1)	Total Portfolio Annualized Contractual Rent	Percentage of Total Portfolio Annualized Contractual Rent
Retail	11,097	142,465,300	$2,567,882	84.0%
Industrial	307	73,818,800	438,060	14.3
Other (2)	23	2,201,000	53,775	1.7
Totals	11,427	218,485,100	$3,059,717	100.0%
(1)Includes leasable building square footage. Excludes 3,600 acres of leased land categorized as agriculture at June 30, 2022.
(2)"Other" includes seven properties classified as office, consisting of approximately 2.0 million leasable square feet and $25.2 million in annualized contractual rent, and 16 properties classified as agriculture, consisting of approximately 191,200 leasable square feet and $28.6 million in annualized contractual rent.
Client Diversification
The following table sets forth the 20 largest clients in our property portfolio, expressed as a percentage of total portfolio annualized contractual rent, which does not give effect to deferred rent, at June 30, 2022:

Client	Number of Leases	Percentage of Total Portfolio Annualized Contractual Rent
Walgreens	340	4.0%
Dollar General	1,307	3.9
7-Eleven	632	3.9
Dollar Tree / Family Dollar	1,037	3.5
FedEx	81	2.9
LA Fitness	79	2.4
Sainsbury's	27	2.1
BJ's Wholesale Clubs	32	1.9
B&Q (Kingfisher)	34	1.8
CVS Pharmacy	183	1.7
Wal-Mart / Sam's Club	65	1.7
AMC Theatres	35	1.6
Red Lobster	201	1.5
Regal Cinemas (Cineworld)	41	1.5
Tractor Supply	163	1.4
Tesco	16	1.4
Lifetime Fitness	16	1.3
Home Depot	29	1.2
Kroger	31	1.1
Fas Mart (GPM Investments)	260	1.0
Total	4,609	41.8%

Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the client) and their contribution to total portfolio annualized contractual rent as of June 30, 2022 (dollars in thousands):

Total Portfolio (1)
	Expiring Leases		Approximate Leasable Square Feet	Total Portfolio Annualized Contractual Rent	Percentage of Total Portfolio Annualized Contractual Rent
Year	Retail	Non-Retail
2022	118	8	1,403,900	$18,769	0.6
2023	718	27	10,788,100	135,195	4.4
2024	685	32	13,766,900	157,057	5.1
2025	830	35	13,846,000	195,679	6.4
2026	769	32	15,674,200	180,810	5.9
2027	1,310	30	21,308,500	259,438	8.5
2028	1,029	34	19,602,900	237,291	7.8
2029	866	17	17,898,600	220,637	7.2
2030	512	20	14,502,400	163,807	5.5
2031	458	37	20,612,900	237,083	7.7
2032	640	18	10,768,100	184,806	6.0
2033	526	13	12,262,100	158,893	5.2
2034	518	6	9,825,900	201,637	6.6
2035	397	3	4,543,200	101,191	3.3
2036	398	7	6,890,000	126,207	4.1
2037 - 2059	1,641	35	22,791,700	481,217	15.7
Totals	11,415	354	216,485,400	$3,059,717	100.0%
(1)Leases on our multi-client properties are counted separately in the table above. This table excludes 168 vacant units.

Geographic Diversification
The following table sets forth certain state-by-state information regarding our property portfolio as of June 30, 2022 (dollars in thousands):

Location	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Percentage of Total Portfolio Annualized Contractual Rent
Alabama	381	97%	4,123,200	2.0%
Alaska	6	100	299,700	0.1
Arizona	229	100	3,513,000	1.9
Arkansas	223	100	2,428,700	1.1
California	326	99	11,355,000	6.3
Colorado	163	98	2,634,700	1.5
Connecticut	25	100	1,237,300	0.5
Delaware	26	100	192,000	0.2
Florida	716	99	9,646,500	5.3
Georgia	502	99	8,057,800	3.6
Hawaii	22	100	47,800	0.2
Idaho	27	100	189,100	0.1
Illinois	474	98	12,232,700	5.3
Indiana	390	99	7,145,500	2.8
Iowa	91	99	2,631,800	0.9
Kansas	175	100	4,486,900	1.2
Kentucky	207	99	4,335,900	1.4
Louisiana	309	100	4,921,500	2.2
Maine	55	98	1,008,300	0.5
Maryland	73	96	2,822,700	1.3
Massachusetts	92	99	3,119,600	1.4
Michigan	446	99	5,250,300	2.8
Minnesota	231	100	3,513,100	2.0
Mississippi	279	99	4,206,900	1.4
Missouri	343	98	4,743,200	2.0
Montana	21	100	204,500	0.1
Nebraska	75	99	1,013,000	0.4
Nevada	72	99	2,638,200	1.0
New Hampshire	29	100	561,500	0.3
New Jersey	143	98	2,243,000	1.8
New Mexico	102	99	1,299,200	0.7
New York	240	99	4,311,000	3.1
North Carolina	377	99	7,700,000	3.2
North Dakota	22	86	352,300	0.2
Ohio	662	99	14,503,100	4.5
Oklahoma	283	99	3,911,600	1.7
Oregon	41	98	654,900	0.4
Pennsylvania	336	99	5,942,600	2.8
Rhode Island	7	86	109,800	0.1
South Carolina	284	99	3,909,100	1.9
South Dakota	29	100	428,400	0.2
Tennessee	376	98	6,502,900	2.5
Texas	1,467	99	24,675,800	10.7
Utah	36	100	1,529,500	0.5
Vermont	7	100	134,900	0.1
Virginia	351	98	5,942,500	2.5
Washington	77	100	1,768,300	1.0
West Virginia	74	100	726,000	0.4
Wisconsin	251	100	4,768,100	1.9
Wyoming	23	100	157,700	0.1
Puerto Rico	6	100	59,400	0.1
Spain	43	100	2,492,000	0.7
United Kingdom	182	100	15,802,600	9.1
Totals/average	11,427	99%	218,485,100	100.0%

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
Interest Rates
We are exposed to interest rate changes primarily as a result of our credit facility and commercial paper programs, term loan, mortgages payable, and long-term notes and bonds used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives, we issue long-term notes and bonds, primarily at fixed rates.

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
The following table presents, by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of June 30, 2022. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of Maturity	Fixed rate debt	Weighted average rate on fixed rate debt	Variable rate debt	Weighted average rate on variable rate debt
2022	$45.5	4.33%	$930.0	1.82%
2023	62.8	4.45	20.0	2.05
2024	1,840.5	4.46	—	—
2025	1,092.3	4.23	—	—
2026	1,586.9	3.72	219.1	3.30
Thereafter	9,941.3	2.97	—	—
Totals (1)	$14,569.3	3.35%	$1,169.1	2.10%
Fair Value (2)	$13,534.5		$1,169.1
(1)Excludes net premiums recorded on mortgages payable, net premiums recorded on notes payable and deferred financing costs on mortgages payable, notes payable, and our term loan. At June 30, 2022, the unamortized balance of net premiums on mortgages payable is $19.2 million, the unamortized balance of net premiums on notes payable is $257.0 million, and the balance of deferred financing costs on mortgages payable is $1,028,000, on notes payable is $58.7 million, and on the term loan is $344,000.
(2)We base the estimated fair value of the publicly-traded fixed rate senior notes and bonds at June 30, 2022, on the indicative market prices and recent trading activity of our senior notes and bonds payable. We base the estimated fair value of our fixed rate mortgages and private senior notes payable at June 30, 2022, on the relevant forward interest rate curve, plus an applicable credit-adjusted spread. We believe that the carrying values of the line of credit and commercial paper borrowings and term loan balance reasonably approximate their estimated fair values at June 30, 2022.
The table above incorporates only those exposures that exist as of June 30, 2022. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.
At June 30, 2022, our outstanding notes, bonds and mortgages payable had fixed interest rates. Interest on our credit facility and commercial paper borrowings and term loan balance is variable. However, the variable interest rate feature on our term loan has been mitigated by an interest rate swap agreement. Based on our revolving credit facility balance of $219.1 million at June 30, 2022, a 1% change in interest rates would change our interest rate costs by $2.2 million per year.
Foreign Currency Exchange Rates
We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest thereby providing a natural hedge. We continuously evaluate and manage our foreign currency risk through the use of derivative financial instruments, including currency exchange swaps, foreign currency collars, and foreign currency forward contracts with financial counterparties where practicable. Such derivative instruments are viewed as risk management tools and are not used for speculative or trading purposes. Additionally, our inability to redeploy rent receipts from our international operations on a timely basis subjects us to foreign exchange risk.
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

As of and for the quarter ended June 30, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.
Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2022 our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Changes in Internal Controls
As a result of our merger with VEREIT in November 2021, we were operating two separate enterprise resource planning (ERP) systems to generate our financial statements. During the three months ended June 30, 2022, we integrated these two ERP platforms into one primary system. We have updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes for the integration of these parallel ERP systems into a central platform. Except as described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2021 Incentive Award Plan of Realty Income Corporation:
•176 shares of stock, at a weighted average price of $71.80, in April, 2022;
•1,926 shares of stock, at a weighted average price of $68.25, in May 2022; and
•197 shares of stock, at a weighted average price of $68.30, in June 2022.

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

3.6	Articles of Amendment dated May 17, 2022 (filed as exhibit 3.1 to the Company's Form 8-K, filed on May 19, 2022 (File No. 001-13374) and herein by reference.
3.7
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

3.10
Articles Supplementary dated May 24, 2004 and the Articles Supplementary dated October 18, 2004 establishing the terms of the Company's 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock (filed as exhibit 3.8 to the Company's Form 8-A12B, filed on May 25, 2004 (File No. 001-13374) and incorporated herein by reference).

3.11
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

3.13
Certificate of Correction to the First Class F Articles Supplementary, dated April 11, 2012 (filed as exhibit 3.2 to the Company’s Form 8-K, filed on April 17, 2012 (File No. 001-13374) and incorporated herein by reference).

3.14
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

4.5	Form of 3.875% Note due 2024 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on June 25, 2014 (File No. 001-13374), and incorporated herein by reference).
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

4.7	Form of 4.125% Note due 2026 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on September 23, 2014 (File No. 001-13374), and incorporated herein by reference).
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

4.9	Form of 3.000% Note due 2027 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on October 12, 2016 (File No. 001-13374), and incorporated herein by reference).

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

4.11	Form of 4.650% Note due 2047 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on March 15, 2017 (File No. 001-13374), and incorporated herein by reference).
4.12	Form of 4.125% Note due 2026 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on March 15, 2017 (File No. 001-13374), and incorporated herein by reference).
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

4.14	Form of 3.650% Note due 2028 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on December 6, 2017 (File No. 001-13374), and incorporated herein by reference).
4.15	Form of 4.650% Note due 2047 (filed as exhibit 4.4 to the Company’s Form 8-K, filed on December 6, 2017 (File No. 001-13374), and incorporated herein by reference).
4.16	Form of 3.875% Note due 2025 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on April 4, 2018 (File No. 001-13374), and incorporated herein by reference).
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

4.20	Description of Securities (filed as exhibit 4.20 to the Company's 10-K, filed on February 22, 2022 (File No. 001-13374), and incorporated herein by reference).
4.21	Form of 3.250% Note due 2031 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on May 8, 2020 (File No. 001-13374), and incorporated herein by reference).
4.22	Form of 3.250% Note due 2031 (filed as exhibit 4.2 to the Company's Form 8-K, filed on July 16, 2020 (File No. 001-13374), and incorporated herein by reference).
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

4.31	Form of 1.125% Notes due 2027 (filed as exhibit 4.2 to the Company's Form 8-K, filed on July 13, 2021 (File No. 001-13374),and incorporated herein by reference)
4.32	Form of 1.750% Notes due 2033 (filed as exhibit 4.3 to the Company's Form 8-K, filed on July 13, 2021 (File No. 001-13374), and incorporated herein by reference)
4.33	Form of 1.875% Notes due 2027 (filed as exhibit 4.2 to the Company's Form 8-K, filed on January 14, 2022 (File No. 001-13374), and incorporated herein by reference).
4.34	Form of 2.500% Notes due 2042 (filed as exhibit 4.3 to the Company's Form 8-K, filed on January 14, 2022 (File No. 001-13374), and incorporated herein by reference).
4.35
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

4.37	Officers’ Certificate, dated as of February 6, 2014 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on February 7, 2014 (File No. 001-35263), and incorporated herein by reference).
4.38
First Supplemental Indenture, dated as of February 9, 2015, by and among ARC Properties Operating Partnership, L.P., American Realty Capital Properties, Inc. and U.S. Bank National Association (filed as exhibit 4.1 to VEREIT, Inc.'s Form 8-K, filed on February 13, 2015 (File No. 001-35263), and incorporated herein by reference).

4.39	Officers’ Certificate, dated as of June 2, 2016 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on June 3, 2016 (File No. 001-35263), and incorporated herein by reference).
4.40	Officers’ Certificate, dated as of August 11, 2017 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on August 11, 2017 (File No. 001-35263), and incorporated herein by reference).
4.41	Officers’ Certificate, dated as of October 16, 2018 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on October 16, 2018 (File No. 001-35263), and incorporated herein by reference).
4.42	Officers’ Certificate, dated as of December 4, 2019 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on December 4, 2019 (File No. 001-35263), and incorporated herein by reference).
4.43	Officers’ Certificate, dated as of June 29, 2020 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on June 29, 2020 (File No. 001-35263), and incorporated herein by reference).
4.44	Officers’ Certificate, dated as of November 17, 2020 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on November 17, 2020 (File No. 001-35263), and incorporated herein by reference).
4.45
Second Supplemental Indenture, dated as of November 1, 2021, by an among Rams MD Subsidiary I, Inc., VEREIT Operating Partnership, L.P., VEREIT, Inc. and U.S. Bank National Association, as trustee (filed as exhibit 4.10 to the Company's Form 8-K, filed on November 1, 2021 (File No. 001-13374), and incorporated herein by reference).

4.46
Third Supplemental Indenture, dated as of November 9, 2021, by and among VEREIT Operating Partnership, L.P., Rams MD Subsidiary I, Inc. (f/k/a VEREIT, Inc.) and U.S. Bank National Association, as trustee (filed as exhibit 4.1 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).

4.47	Form of 4.600% Notes due February 6, 2024. (filed as exhibit 4.2 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.48	Form of 4.625% Notes due November 1, 2025. (filed as exhibit 4.3 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.49	Form of 4.875% Notes due June 1, 2026. (filed as exhibit 4.4 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.50	Form of 3.950% Notes due August 15, 2027. (filed as exhibit 4.5 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.51	Form of 3.400% Notes due January 15, 2028. (filed as exhibit 4.6 to the Company's Form 8-K, filed on November 15, 2021(File No. 001-13374), and incorporated herein by reference).
4.52	Form of 2.200% Notes due June 15, 2028. (filed as exhibit 4.7 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.53	Form of 3.100% Notes due December 15, 2029. (filed as exhibit 4.8 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.54	Form of 2.850% Notes due December 15, 2032. (filed as exhibit 4.9 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
Material Contracts
10.1
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

Interactive Data Files
*101
The following materials from Realty Income Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 formatted in Inline Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language.
* Filed herewith.
+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: August 4, 2022	/s/ SEAN P. NUGENT
Sean P. Nugent
Senior Vice President, Controller and Principal Accounting Officer
(Principal Accounting Officer)