Form 10-Q
period 2022-09-30
REALTY INCOME CORP
filed 2022-11-03
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022, or
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
There were 627,153,861 shares of common stock outstanding as of October 28, 2022.

REALTY INCOME CORPORATION
Index to Form 10-Q
September 30, 2022

PART 1. FINANCIAL INFORMATION
Item 1.    Financial Statements
REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share and share count data) (unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Real estate held for investment, at cost:
Land	$11,852,057	$10,753,750
Buildings and improvements	26,981,664	25,155,178
Total real estate held for investment, at cost	38,833,721	35,908,928
Less accumulated depreciation and amortization	(4,624,243)	(3,949,798)
Real estate held for investment, net	34,209,478	31,959,130
Real estate and lease intangibles held for sale, net	18,309	30,470
Cash and cash equivalents	187,745	258,579
Accounts receivable, net	529,248	426,768
Lease intangible assets, net	5,064,322	5,275,304
Goodwill	3,731,478	3,676,705
Investment in unconsolidated entities	—	140,967
Other assets, net	2,151,895	1,369,579
Total assets	$45,892,475	$43,137,502

LIABILITIES AND EQUITY
Distributions payable	$156,999	$146,919
Accounts payable and accrued expenses	408,482	351,128
Lease intangible liabilities, net	1,368,525	1,308,221
Other liabilities	752,530	759,197
Line of credit payable and commercial paper	1,920,159	1,551,376
Term loan, net	249,705	249,557
Mortgages payable, net	855,363	1,141,995
Notes payable, net	13,316,455	12,499,709
Total liabilities	19,028,218	18,008,102
Commitments and contingencies
Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 1,300,000,000 and 740,200,000 shares authorized, 627,145,827 and 591,261,991 shares issued and outstanding as of September 30, 2022, and December 31, 2021, respectively	32,003,069	29,578,212
Distributions in excess of net income	(5,241,012)	(4,530,571)
Accumulated other comprehensive income (loss)	(24,938)	4,933
Total stockholders’ equity	26,737,119	25,052,574
Noncontrolling interests	127,138	76,826
Total equity	26,864,257	25,129,400
Total liabilities and equity	$45,892,475	$43,137,502
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share and share count data) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
REVENUE
Rental (including reimbursable)	$825,946	$486,337	$2,426,311	$1,385,958
Other	11,323	3,554	28,720	9,485
Total revenue	837,269	489,891	2,455,031	1,395,443

EXPENSES
Depreciation and amortization	419,016	198,832	1,232,215	564,606
Interest	117,409	76,156	333,933	222,905
Property (including reimbursable)	52,719	29,662	157,241	89,895
General and administrative	34,096	23,813	100,934	66,458
Provisions for impairment	1,650	11,011	16,379	30,977
Merger and integration-related costs	3,746	16,783	12,994	30,081
Total expenses	628,636	356,257	1,853,696	1,004,922
Gain on sales of real estate	42,883	12,094	93,611	35,396
Foreign currency and derivative loss, net	(22,893)	(2,374)	(16,003)	(1,170)
Gain (loss) on extinguishment of debt	240	(3,983)	367	(50,456)
Equity in income and impairment of investment in unconsolidated entities	(662)	—	(6,335)	—
Other income, net	2,249	1,984	6,907	3,518
Income before income taxes	230,450	141,355	679,882	377,809
Income taxes	(10,163)	(6,079)	(35,802)	(21,529)
Net income	220,287	135,276	644,080	356,280
Net income attributable to noncontrolling interests	(720)	(280)	(1,937)	(865)
Net income available to common stockholders	$219,567	$134,996	$642,143	$355,415

Amounts available to common stockholders per common share:
Net Income, basic and diluted	$0.36	$0.34	$1.06	$0.94

Weighted average common shares outstanding:
Basic	617,511,609	391,913,478	604,463,977	379,291,782
Diluted	617,957,039	392,050,401	604,835,836	379,409,427

Other comprehensive income:
Net income available to common stockholders	$219,567	$134,996	$642,143	$355,415
Foreign currency translation adjustment	(89,231)	1,438	(148,929)	1,130
Unrealized gain on derivatives, net	41,914	16,852	119,058	52,428
Comprehensive income available to common stockholders	$172,250	$153,286	$612,272	$408,973
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands) (unaudited)
Three months ended September 30, 2022, and 2021

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total equity
Balance, June 30, 2022	617,564,272	$31,303,383	$(4,999,150)	$22,379	$26,326,612	$76,267	$26,402,879
Net income	—	—	219,567	—	219,567	720	220,287
Other comprehensive loss	—	—	—	(47,317)	(47,317)	—	(47,317)
Distributions paid and payable	—	—	(461,429)	—	(461,429)	(1,070)	(462,499)
Issuance of common partnership units	—	—	—	—	—	51,221	51,221
Share issuances, net of costs	9,582,012	694,708	—	—	694,708	—	694,708
Share-based compensation, net	(457)	4,978	—	—	4,978	—	4,978
Balance, September 30, 2022	627,145,827	$32,003,069	$(5,241,012)	$(24,938)	$26,737,119	$127,138	$26,864,257

Balance, June 30, 2021	380,174,042	$15,827,231	$(3,968,333)	$(19,366)	$11,839,532	$34,147	$11,873,679
Net income	—	—	134,996	—	134,996	280	135,276
Other comprehensive income	—	—	—	18,290	18,290	—	18,290
Distributions paid and payable	—	—	(279,616)	—	(279,616)	(407)	(280,023)
Share issuances, net of costs	24,030,435	1,618,463	—	—	1,618,463	—	1,618,463
Share-based compensation, net	1,599	3,428	—	—	3,428	—	3,428
Balance, September 30, 2021	404,206,076	$17,449,122	$(4,112,953)	$(1,076)	$13,335,093	$34,020	$13,369,113

Nine months ended September 30, 2022 and 2021

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total equity
Balance, December 31, 2021	591,261,991	$29,578,212	$(4,530,571)	$4,933	$25,052,574	$76,826	$25,129,400
Net income	—	—	642,143	—	642,143	1,937	644,080
Other comprehensive income	—	—	—	(29,871)	(29,871)	—	(29,871)
Distributions paid and payable	—	—	(1,352,584)	—	(1,352,584)	(2,846)	(1,355,430)
Issuance of common partnership units	—	—	—	—	—	51,221	51,221
Share issuances, net of costs	35,715,042	2,415,281	—	—	2,415,281	—	2,415,281
Share-based compensation, net	168,794	9,576	—	—	9,576	—	9,576
Balance, September 30, 2022	627,145,827	$32,003,069	$(5,241,012)	$(24,938)	$26,737,119	$127,138	$26,864,257

Balance December 31, 2020	361,303,445	$14,700,050	$(3,659,933)	$(54,634)	$10,985,483	$32,247	$11,017,730
Net income	—	—	355,415	—	355,415	865	356,280
Other comprehensive income	—	—	—	53,558	53,558	—	53,558
Distributions paid and payable	—	—	(808,435)	—	(808,435)	(1,198)	(809,633)
Share issuances, net of costs	42,777,850	2,743,039	—	—	2,743,039	—	2,743,039
Contributions by noncontrolling interests	—	—	—	—	—	2,106	2,106
Share-based compensation, net	124,781	6,033	—	—	6,033	—	6,033
Balance, September 30, 2021	404,206,076	$17,449,122	$(4,112,953)	$(1,076)	$13,335,093	$34,020	$13,369,113

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands) (unaudited)

	Nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$644,080	$356,280
Adjustments to net income:
Depreciation and amortization	1,232,215	564,606
Amortization of share-based compensation	16,742	12,484
Non-cash revenue adjustments	(37,538)	(12,722)
(Gain) loss on extinguishment of debt	(367)	50,456
Amortization of net premiums on mortgages payable	(10,418)	(1,158)
Amortization of net premiums on notes payable	(47,185)	(37)
Amortization of deferred financing costs	11,116	8,649
Loss on interest rate swaps	2,181	2,179
Foreign currency and derivative loss, net	16,003	1,170
Gain on sales of real estate	(93,611)	(35,396)
Equity in income and impairment of investment in unconsolidated entities	6,335	—
Distributions from unconsolidated entities	1,605	—
Provisions for impairment on real estate	16,379	30,977
Change in assets and liabilities
Accounts receivable and other assets	207,838	(46,670)
Accounts payable, accrued expenses and other liabilities	(32,009)	39,248
Net cash provided by operating activities	1,933,366	970,066
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(4,980,159)	(3,709,894)
Improvements to real estate, including leasing costs	(66,047)	(11,159)
Proceeds from sales of real estate	414,688	123,533
Return of investment from unconsolidated entities	1,401	—
Net proceeds from sale of unconsolidated entities	107,621	—
Proceeds from note receivable	5,867	—
Insurance proceeds received	16,046	—
Non-refundable escrow deposits	(28,556)	(5,432)
Net cash used in investing activities	(4,529,139)	(3,602,952)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(1,342,695)	(797,847)
Borrowings on line of credit and commercial paper programs	19,644,724	6,277,918
Payments on line of credit and commercial paper programs	(19,147,386)	(5,853,423)
Proceeds from notes and bonds payable issued	1,405,570	1,033,387
Principal payment on notes payable	—	(950,000)
Principal payments on mortgages payable	(311,083)	(55,983)
Payments upon extinguishment of debt	—	(51,218)
Proceeds from common stock offerings, net	2,404,092	2,734,830
Proceeds from dividend reinvestment and stock purchase plan	8,708	8,208
Distributions to noncontrolling interests	(2,658)	(1,198)
Net receipts on derivative settlements	7,474	2,463
Debt issuance costs	(27,732)	(8,670)
Other items, including shares withheld upon vesting	(4,685)	(6,451)
Net cash provided by financing activities	2,634,329	2,332,016
Effect of exchange rate changes on cash and cash equivalents	(82,012)	(3,711)
Net decrease in cash, cash equivalents and restricted cash	(43,456)	(304,581)
Cash, cash equivalents and restricted cash, beginning of period	332,369	850,679
Cash, cash equivalents and restricted cash, end of period	$288,913	$546,098
For supplemental disclosures, see note 16.
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)
1.Basis of Presentation
The consolidated financial statements of Realty Income Corporation (“Realty Income,” the “Company,” “we,” “our” or “us”) were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to our audited consolidated financial statements for the year ended December 31, 2021, which are included in our 2021 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report. The U.S. Dollar (“USD”) is our reporting currency. Unless otherwise indicated, all dollar amounts are expressed in United States USD. Our financial results for the three and nine months ended September 30, 2021 do not reflect our merger with VEREIT, Inc. (VEREIT), which was completed on November 1, 2021.
For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect at the balance sheet date. The resulting translation adjustments are included in 'Accumulated other comprehensive income (loss)', or AOCI, in the consolidated balance sheets. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical exchange rate. Income statement accounts are translated using the average exchange rate for the period.
We and certain of our consolidated subsidiaries have intercompany and third-party debt that is not denominated in our functional currency. When the debt is remeasured to the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in 'Foreign currency and derivative loss, net' in the consolidated statements of income and comprehensive income.
At September 30, 2022, we owned 11,733 properties, located in all 50 U.S. states, Puerto Rico, the United Kingdom (U.K.), and Spain, consisting of approximately 225.7 million leasable square feet.
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

As of September 30, 2022, other than the information related to the reserves recorded to date, we do not have any further client specific information that would change our assessment that collection of substantially all of the future lease payments under our existing leases is probable. However, since the conversations regarding rent collections for our clients affected by the COVID-19 pandemic are ongoing and we do not currently know the types of future concessions, if any, that will ultimately be granted, there may be impacts in future periods that could change this assessment as the situation continues to evolve and as more information becomes available.
Investment in Unconsolidated Entities. During the three months ended September 30, 2022, all seven properties owned by our industrial partnerships and accounted for under the equity method were sold. For further details, see note 5. Investments in Real Estate.
We accounted for our investment in unconsolidated entity arrangements using the equity method of accounting as we had the ability to exercise significant influence, but not control, over operating and financing policies of these investments. We had determined that none of the unconsolidated entities would be considered VIEs under the applicable accounting guidance. Our equity method investments were acquired in our merger with VEREIT. As a result, the investments were recorded at fair value and subsequently would be adjusted for our share of equity in the entities' earnings and distributions received. The step-up in fair value was allocated to the individual investment assets and liabilities and is being amortized over the estimated useful life of the respective underlying tangible real estate assets, the lease term of the intangible real estate assets, and the remaining term of the assumed debt. The carrying value of our investment was included in 'Investment in unconsolidated entities' in the accompanying consolidated balance sheets. We recorded our proportionate share of net income from the unconsolidated entities in 'Equity in income and impairment of investment in unconsolidated entities' in the consolidated statements of income and comprehensive income.
Segment Reporting. During the second quarter of 2022, a re-evaluation of our business and management structure led to a change in identification of operating and reportable segments. As we have grown in size and scale over recent years, including through the acquisition of VEREIT in November 2021, management has shifted its focus from managing primarily through identification of concentrations of risk from exposure to client industries or geographies, to now focused on seeking investments with attractive yields and risk adjusted returns regardless of client industry or geography. As a result, we reorganized our business activities into one operating and reportable segment. ASC Topic 280, Segment Reporting, establishes standards for the manner in which enterprises report information about operating segments. We are engaged in a single business activity, which is the leasing of property to clients, generally on a net basis (whereby clients are responsible for property taxes, insurance and maintenance costs). That business activity spans various geographic boundaries and includes property types and clients engaged in various industries, but ultimately all business activity involves similar economic characteristics of owning and leasing commercial properties under long-term, net lease agreements. Therefore, we aggregate these business activities for reporting purposes and operate in one operating and reportable segment. This segmental presentation is consistent with the information provided to our chief operating decision maker to make decisions about allocating resources and assessing our performance.
Newly Issued Accounting Standards In March 2020, the FASB issued ASU 2020-04 establishing Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and is effective between March 12, 2020, and December 31, 2022. The guidance may be elected over time as reference rate reform activities occur. As of September 30, 2022, all of our debt and derivative instruments have been converted from LIBOR to SOFR. The interest rate swap on our term loan, which was converted to a SOFR benchmark from LIBOR during June 2022, continues to be accounted for as a cash flow hedge. The adoption of this guidance had no impact on our consolidated financial statements.

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

A.    Purchase Price Allocation
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

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
The initial assessment of fair value provided in our Annual Report on Form 10-K for the year ended December 31, 2021 was preliminary and was based on information that was available to management at the time the consolidated financial statements were prepared. Measurement period adjustments were recorded during 2022 in the period in which they were determined, as if they had been completed at the acquisition date. As of September 30, 2022, measurement period adjustments, as reflected in the table above, resulted in a net increase of $54.8 million to goodwill from the initial valuation.
Approximately $3.72 billion was allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. The recognized goodwill was attributable to expected synergies and benefits arising from the merger transaction, including anticipated financing and overhead cost savings, potential economies of scale benefits in both customer and vendor relationships and the employee workforce onboarded from VEREIT following the closing of the merger. None of the goodwill recognized is deductible for tax purposes.
B.    Merger and Integration-Related Costs
In conjunction with our merger with VEREIT, we incurred approximately $3.7 million and $13.0 million of transaction costs during the three and nine months ended September 30, 2022, respectively, compared to approximately $16.8 million and $30.1 million of merger-related transaction costs during the three and nine months ended September 30, 2021, respectively. Merger and integration-related costs consist of advisory fees, attorney fees, accountant fees, SEC filing fees and additional incremental and non-recurring costs necessary to convert data and systems, retain employees and otherwise enable us to operate the acquired business or assets efficiently.
C.    Unaudited Pro Forma Financial Information
Our consolidated results of operations for the three and nine months ended September 30, 2022, include $252.6 million and $766.3 million of revenues, respectively, and $15.6 million and $41.7 million of net income associated with the results of operations of VEREIT OP, respectively.
The following unaudited pro forma information presents a summary of our combined results of operations for the three and nine months ended September 30, 2021, as if our merger with VEREIT had occurred on January 1, 2020 (in millions, except per share data). There are no pro forma adjustments for the three and nine months ended September 30, 2022, as the merger was completed November 1, 2021. Amounts for the three and nine months ended September 30, 2022 are presented for comparative purposes. The following pro forma financial information is not necessarily indicative of the results of operations had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses. In accordance with ASC 805, Business Combinations, the following information excludes the impact of the spin-off of office assets to Orion Office REIT Inc.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Total revenues	$837.3	$792.3	$2,455.0	$2,300.1
Net income	$220.3	$172.3	$644.1	$548.2
Basic and diluted earnings per share	$0.36	$0.31	$1.06	$1.01

4.Supplemental Detail for Certain Components of Consolidated Balance Sheets (dollars in thousands):

A.	Accounts Receivable, net, consist of the following at:	September 30, 2022	December 31, 2021
	Straight-line rent receivables, net	$325,190	$231,943
	Client receivables, net	204,058	194,825
		$529,248	$426,768

B.	Lease intangible assets, net, consist of the following at:	September 30, 2022	December 31, 2021
	In-place leases	$5,054,166	$4,791,846
	Accumulated amortization of in-place leases	(1,249,683)	(804,050)
	Above-market leases	1,663,492	1,591,382
	Accumulated amortization of above-market leases	(403,653)	(303,874)
		$5,064,322	$5,275,304

C.	Other assets, net, consist of the following at:	September 30, 2022	December 31, 2021
	Financing receivables	$708,755	$323,921
	Right of use asset - operating leases, net	592,800	631,515
	Right of use asset - financing leases	441,473	218,332
	Derivative assets and receivables – at fair value	174,697	29,593
	Restricted escrow deposits	90,639	68,541
	Prepaid expenses	32,961	18,062
	Non-refundable escrow deposits	28,556	28,560
	Credit facility origination costs, net	18,430	4,352
	Corporate assets, net	12,428	10,915
	Impounds related to mortgages payable	10,529	5,249
	Investment in sales type lease	5,926	7,492
	Note receivable	—	4,455
	Other items	34,701	18,592
		$2,151,895	$1,369,579

D.	Accounts payable and accrued expenses consist of the following at:	September 30, 2022	December 31, 2021
	Notes payable - interest payable	$117,448	$108,227
	Derivative liabilities and payables – at fair value	69,445	70,617
	Property taxes payable	54,425	36,173
	Accrued property expenses	39,057	27,344
	Accrued costs on properties under development	28,961	19,665
	Value-added tax payable	22,189	11,297
	Accrued income taxes	14,995	19,152
	Mortgages, term loans, and credit line - interest payable	4,410	3,874
	Merger and integration-related costs	1,072	10,699
	Other items	56,480	44,080
		$408,482	$351,128

E.	Lease intangible liabilities, net, consist of the following at:	September 30, 2022	December 31, 2021
	Below-market leases	$1,583,531	$1,460,701
	Accumulated amortization of below-market leases	(215,006)	(152,480)
		$1,368,525	$1,308,221

F.	Other liabilities consist of the following at:	September 30, 2022	December 31, 2021
	Lease liability - operating leases, net	$432,163	$461,748
	Rent received in advance and other deferred revenue	258,032	242,122
	Lease liability - financing leases	49,594	43,987
	Security deposits	12,741	11,340
		$752,530	$759,197

5.Investments in Real Estate
We acquire land, buildings and improvements necessary for the successful operations of commercial clients.
A.    Acquisitions During the Nine Months Ended September 30, 2022, and 2021
Below is a summary of our acquisitions for the nine months ended September 30, 2022:

	Number of Properties	Leasable Square Feet (in thousands)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Weighted Average Cash Lease Yield (1)
Nine months ended September 30, 2022 (2)
Acquisitions - U.S.	561	9,396	$2,623.6	15.1	5.9%
Acquisitions - Europe	78	8,904	2,058.6	8.9	5.8%
Total acquisitions	639	18,300	$4,682.2	12.5	5.9%
Properties under development (3)	127	3,201	416.4	15.6	5.6%
Total (4)	766	21,501	$5,098.6	12.7	5.8%
(1)The initial weighted average cash lease yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property. Since it is possible that a client could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above. Contractual net operating income used in the calculation of initial weighted average cash yield includes approximately $8.0 million received as settlement credits as reimbursement of free rent periods for the nine months ended September 30, 2022.
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
(2)None of our investments during the nine months ended September 30, 2022, caused any one client to be 10% or more of our total assets at September 30, 2022.
(3)Includes five U.K. development properties that represent an investment of £36.6 million Sterling during the nine months ended September 30, 2022, converted at the applicable exchange rate on the funding date.
(4)Our clients occupying the new properties are 90.6% retail, 9.3% industrial and 0.1% other property types, based on rental revenue. Approximately 30% of the rental revenue generated from acquisitions during the nine months ended September 30, 2022, is from investment grade rated clients, their subsidiaries or affiliated companies.
The acquisitions during the nine months ended September 30, 2022, which had no associated contingent consideration, were allocated as follows (in millions):

	Acquisitions - U.S.	Acquisitions - U.K.	Acquisitions - Spain
Nine months ended September 30, 2022	(USD)	(£ Sterling)	(€ Euro)
Land (1)	$729.4	£595.7	€63.2
Buildings and improvements	1,572.1	556.8	80.5
Lease intangible assets (2)	305.5	210.0	12.4
Other assets (3)	386.6	203.2	8.7
Lease intangible liabilities (4)	(72.3)	(54.3)	(1.1)
Other liabilities (5)	(21.8)	(2.4)	—
	$2,899.5	£1,509.0	€163.7
(1) U.K. land includes £43.5 million of right of use assets under long-term ground leases.
(2) The weighted average amortization period for acquired lease intangible assets is 10.9 years.
(3) U.S. other assets consists of $353.8 million of financing receivables with above-market terms and $32.8 million of right-of-use assets accounted for as finance leases. U.K. other assets consists of £15.9 million of financing receivables with above-market terms, £184.9 million of right-of-use assets accounted for as finance leases and £2.4 million of right-of-use assets accounted for as operating leases. Spain other assets consists entirely of financing receivables with above-market terms.
(4) The weighted average amortization period for acquired lease intangible liabilities is 13.8 years.
(5) U.S. other liabilities consists of $15.3 million of deferred rent on certain below-market leases, $8.6 million of lease liabilities under financing leases, offset by $2.1 million of mortgage discounts. U.K. other liabilities consists entirely of lease liabilities under operating leases.

The properties acquired during the nine months ended September 30, 2022, which were all accounted for as asset acquisitions, generated total revenues of $94.5 million and net income of $35.3 million during the nine months ended September 30, 2022.
Below is a summary of our acquisitions for the nine months ended September 30, 2021:

	Number of Properties	Leasable Square Feet (in thousands)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Weighted Average Cash Lease Yield (1)
Nine months ended September 30, 2021 (2)
Acquisitions - U.S.	415	9,227	$2,073.1	13.8	5.5%
Acquisitions - Europe	71	5,217	1,520.8	10.5	5.5%
Total acquisitions	486	14,444	$3,593.9	12.4	5.5%
Properties under development - U.S. (3)	50	2,127	182.0	15.8	5.9%
Total (4)	536	16,571	$3,775.9	12.6	5.5%
(1)Contractual net operating income used in the calculation of initial weighted average cash yield includes approximately $3.2 million received as settlement credits as reimbursement of free rent periods for the nine months ended September 30, 2021.
(2)None of our investments during the nine months ended September 30, 2021, caused any one client to be 10% or more of our total assets at September 30, 2021.
(3)Includes one U.K. development property that represents an investment of £4.7 million Sterling during the nine months ended September 30, 2021, converted at the applicable exchange rate on the funding date.
(4) Our clients occupying the new properties are 80.2% retail and 19.8% industrial, based on rental revenue. Approximately 43% of the rental revenue generated from acquisitions during the nine months ended September 30, 2021, was from investment grade rated clients, their subsidiaries or affiliated companies.
The acquisitions during the nine months ended September 30, 2021, which had no associated contingent consideration, were allocated as follows (in millions):

	Acquisitions - U.S.	Acquisitions - U.K.	Acquisitions - Spain
Nine months ended September 30, 2021	(USD)	(£ Sterling)	(€ Euro)
Land (1)	$596.8	£292.3	€36.7
Buildings and improvements	991.0	529.6	36.3
Lease intangible assets (2)	349.8	179.7	23.2
Other assets (3)	372.6	25.9	—
Lease intangible liabilities (4)	(46.7)	(6.4)	—
Other liabilities (5)	(122.3)	(0.3)	—
	£2,141.2	£1,020.8	£96.2
(1) U.K land includes £1.3 million of right of use assets under long-term ground leases.
(2) The weighted average amortization period for acquired lease intangible assets is 13.1 years.
(3) U.S. other assets consists of $68.2 million of financing receivables with above-market terms, $39.1 million of right-of-use assets accounted for as finance leases, $5.8 million in investments in sales-type leases, and $259.5 million of right of use assets under ground leases. U.K. other assets consists of £4.3 million of financing receivables with above-market terms and £21.7 million of right-of-use assets accounted for as finance leases.
(4) The weighted average amortization period for acquired lease intangible liabilities is 18.6 years.
(5) U.S. other liabilities consists of $21.6 million of deferred rent on certain below-market leases and $100.7 million of lease liabilities under ground leases. U.K other liabilities consists entirely of a mortgage premium.
The properties acquired during the nine months ended September 30, 2021, which were all accounted for as asset acquisitions, generated total revenues of $67.4 million and net income of $12.9 million during the nine months ended September 30, 2021.

B.    Investments in Existing Properties
During the nine months ended September 30, 2022, we capitalized costs of $70.6 million on existing properties in our portfolio, consisting of $3.9 million for re-leasing costs, $3.0 million for recurring capital expenditures, and $63.7 million for non-recurring building improvements. In comparison, during the nine months ended September 30, 2021, we capitalized costs of $11.1 million on existing properties in our portfolio, consisting of $2.0 million for re-leasing costs, $416,000 for recurring capital expenditures, and $8.7 million for non-recurring building improvements.
C.    Properties with Existing Leases
Of the $5.1 billion we invested during the nine months ended September 30, 2022, approximately $416.4 million related to development. Of the $4.68 billion invested outside of development, $2.98 billion was used to acquire 341 properties with existing leases. In comparison, of the $3.78 billion we invested during the nine months ended September 30, 2021, $182.0 million related to development. Of the $3.59 billion invested outside of development, $3.17 billion was used to acquire 339 properties with existing leases. The value of the in-place and above-market leases is recorded to 'Lease intangible assets, net' on our consolidated balance sheets, and the value of the below-market leases is recorded to 'Lease intangible assets, net' on our consolidated balance sheets.
The values of the in-place leases are amortized as depreciation and amortization expense. The amounts amortized to expense for all of our in-place leases, for the nine months ended September 30, 2022, and 2021 were $476.8 million and $123.7 million, respectively.
The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue in the consolidated statements of income and comprehensive income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the nine months ended September 30, 2022, and 2021 were $78.7 million and $34.0 million, respectively. If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.
The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at September 30, 2022 (dollars in thousands):

	Net increase (decrease) to rental revenue	Increase to amortization expense
2022	$(14,280)	$153,081
2023	(56,378)	556,569
2024	(50,221)	495,063
2025	(43,921)	425,927
2026	(35,870)	379,544
Thereafter	309,356	1,794,299
Totals	$108,686	$3,804,483
D.          Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below, excluding our proportionate share of net proceeds from the disposition of properties by our unconsolidated industrial partnerships (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Number of properties	34	27	138	96
Net sales proceeds	$142.2	$31.9	$414.4	$123.5
Gain on sales of real estate	$42.6	$12.1	$93.4	$35.4

E.           Investment in Unconsolidated Entities
The following is a summary of our investments in unconsolidated entities as of September 30, 2022 (in thousands):

	Ownership % (1)	Number of Properties	Carrying Amount of Investment as of		Equity in income and impairment of investment in unconsolidated entities for the nine months ended(2)
Investment(2)	September 30, 2022		September 30, 2022	December 31, 2021	September 30, 2022	September 30, 2021
Industrial Partnerships	20%	—	$—	$140,967	$(6,335)	$—
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
(2) All seven assets held by our Industrial Partnerships were sold during the three months ended September 30, 2022. As the portion of the net proceeds applied to our investment basis that we expect to receive at closing was less than our $121.4 million carrying amount of investment in unconsolidated entities, we recognized an other than temporary impairment of $7.8 million during the six months ended June 30, 2022. We recorded an additional impairment of $0.7 million during the three months ended September 30, 2022. The other than temporary impairments are included in 'Equity in income and impairment of investment in unconsolidated entities' in the consolidated statements of income and comprehensive income for the periods presented.

The aggregate debt outstanding for unconsolidated entities was $431.8 million as of December 31, 2021, all of which was non-recourse to us with limited customary exceptions which varied from loan to loan. There was no aggregate debt outstanding as of September 30, 2022, as all seven properties owned by our industrial partnerships were sold during the three months ended September 30, 2022, and the debt underlying each of the seven properties was either defeased or prepaid in connection with the sales.

Each of us and our unconsolidated entity partners were subject to the provisions of the applicable entity agreements for our unconsolidated partnerships, which included provisions for when additional contributions might be required to fund certain cash shortfalls.
6.Revolving Credit Facility and Commercial Paper Programs
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
At September 30, 2022, credit facility origination costs of $18.4 million are included in other assets, net, as compared to $4.4 million at December 31, 2021, on our consolidated balance sheets. These costs are being amortized over the remaining term of our revolving credit facility.
At September 30, 2022, we had a borrowing capacity of $3.05 billion available on our revolving credit facility (subject to customary conditions to borrowing) and an outstanding balance of $1.2 billion, as compared to an outstanding balance at December 31, 2021, of $650.0 million.
The weighted average interest rate on outstanding borrowings under our revolving credit facility was 1.7% during the nine months ended September 30, 2022, and 0.8% during the nine months ended September 30, 2021. At September 30, 2022, our weighted average interest rate on borrowings outstanding under our revolving credit facility was 1.6%. Our revolving credit facility is subject to various leverage and interest coverage ratio limitations, and at September 30, 2022, we were in compliance with the covenants under our revolving credit facility.
B.    Commercial Paper Programs
During July 2022, our U.S. Dollar-denominated unsecured commercial paper program was amended to increase the maximum aggregate amount of outstanding notes from $1.0 billion to $1.5 billion. Also during July 2022, we established a new Euro-denominated unsecured commercial paper program, which permits us to issue additional unsecured commercial notes up to a maximum aggregate amount of $1.5 billion (or foreign currency equivalent), which may be issued in U.S. Dollars or various other foreign currencies, including but not limited to, Euros, Sterling, Swiss Francs, Yen, Canadian Dollars, and Australian Dollars, in each case, pursuant to customary terms in the European commercial paper note market.

The commercial paper ranks on a parity in right of payment with all of our other unsecured senior indebtedness outstanding from time to time, including borrowings under our revolving credit facility, our term loan and our outstanding senior unsecured notes. Proceeds from commercial paper borrowings are used for general corporate purposes.

As of September 30, 2022, the balance of borrowings outstanding under our commercial paper programs was $723.8 million, including €511.0 million of Euro-denominated borrowings, as compared to $901.4 million outstanding commercial paper borrowings, consisting entirely of U.S. Dollar-denominated borrowings at December 31, 2021. The weighted average interest rate on outstanding borrowings under our commercial paper programs was 1.3% for the nine months ended September 30, 2022, and 0.2% for the nine months ended September 30, 2021. As of September 30, 2022, our weighted average interest rate on outstanding borrowings under our commercial paper programs was 1.5%. We use our $4.25 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper programs. The commercial paper borrowings outstanding at September 30, 2022 have matured and will mature between October 2022 and January 2023.

7.Term Loan
In October 2018, in conjunction with entering into our current revolving credit facility, we entered into a $250.0 million senior unsecured term loan, which matures in March 2024. Prior to April 2022, borrowing under this term loan bore interest at the current one-month LIBOR, plus 0.85%. In connection with entering into our new unsecured credit facility in April 2022, the previous LIBOR benchmark rate was replaced with daily SOFR, based on a five day lookback period, and, due to our current credit ratings, is not subject to a credit spread adjustment. In conjunction with this term loan, we also entered into an interest rate swap, which was based off the daily SOFR through June 30, 2022. As of September 30, 2022, effective interest rate on this term loan, after giving effect to the interest rate swap, was 3.83%.
At September 30, 2022, deferred financing costs of $295,000 are included net of the term loan principal balance, as compared to $443,000 at December 31, 2021, on our consolidated balance sheets. These costs are being amortized over the remaining term of the term loan.
8.Mortgages Payable
During the nine months ended September 30, 2022, we made $311.1 million in principal payments, including the full repayment of 12 mortgages for $308.0 million. During the nine months ended September 30, 2021, we made $56.0 million in principal payments, including the full repayment of six mortgages for $53.3 million. We assumed eight mortgages on 17 properties totaling $45.1 million during the nine months ended September 30, 2022, as compared to the assumption of one Sterling-denominated mortgage on one property totaling £31.0 million for the nine months ended September 30, 2021. Assumed mortgages are secured by the properties on which the debt was placed and are considered non-recourse debt with limited customary exceptions which vary from loan to loan.
Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At September 30, 2022, we were in compliance with these covenants.
The balance of our deferred financing costs, which are classified as part of 'Mortgages payable, net', on our consolidated balance sheets, was $926,000 at September 30, 2022, and $790,000 at December 31, 2021. These costs are being amortized over the remaining term of each mortgage.

The following table summarizes our mortgages payable as of September 30, 2022, and December 31, 2021, respectively (dollars in thousands):

As Of	Number of Properties (1)	Weighted Average Stated Interest Rate (2)	Weighted Average Effective Interest Rate (3)	Weighted Average Remaining Years Until Maturity	Remaining Principal Balance	Unamortized Premium and Deferred Financing Costs Balance, net	Mortgage Payable Balance
9/30/2022	136	4.8%	3.3%	1.6	$840,682	$14,681	$855,363
12/31/2021	267	4.8%	3.5%	1.8	$1,114,129	$27,866	$1,141,995
(1)At September 30, 2022, there were 18 mortgages on 136 properties. At December 31, 2021, there were 22 mortgages on 267 properties. With the exception of one Sterling-denominated mortgage which is paid quarterly, the mortgages require monthly payments with principal payments due at maturity. At September 30, 2022 and December 31, 2021, all mortgages were at fixed interest rates.
(2) Stated interest rates ranged from 3.0% to 6.9% at each of September 30, 2022 and December 31, 2021.
(3) Effective interest rates ranged from 2.6% to 6.6% and 2.6% to 6.0% at September 30, 2022 and December 31, 2021, respectively.
The following table summarizes the maturity of mortgages payable, excluding net premiums of $15.6 million and deferred financing costs of $926,000 as of September 30, 2022 (dollars in millions):

Year of Maturity	Principal
2022	$1.1
2023	22.0
2024	740.5
2025	39.2
2026	12.0
Thereafter	25.9
Totals	$840.7

9.Notes Payable
A.    General
Our senior unsecured notes and bonds are U.S. dollar denominated and Sterling denominated. Foreign denominated notes are converted at the applicable exchange rate on the balance sheet date. The following are sorted by maturity date (in millions):

	Principal Amount (Currency Denomination)	Carrying Value (USD) as of
		September 30, 2022	December 31, 2021
4.600% notes, $500 issued February 2014, of which $485 was exchanged in November 2021, both due in February 2024 (1)	$500	$500	$500
3.875% notes, issued in June 2014 and due in July 2024	$350	350	350
3.875% notes, issued in April 2018 and due in April 2025	$500	500	500
4.625% notes, $550 issued October 2018, of which $544 was exchanged in November 2021, both due in November 2025 (1)	$550	550	550
0.750% notes, issued December 2020 and due in March 2026	$325	325	325
4.875% notes, $600 issued June 2016, of which $596 was exchanged in November 2021, both due in June 2026 (1)	$600	600	600
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	$650	650	650
1.875% notes, issued in January 2022 and due in January 2027	£250	279	—
3.000% notes, issued in October 2016 and due in January 2027	$600	600	600
1.125% notes, issued in July 2021 and due in July 2027	£400	446	541
3.950% notes, $600 issued August 2017, of which $594 was exchanged in November 2021, both due in August 2027 (1)	$600	600	600
3.650% notes, issued in December 2017 and due in January 2028	$550	550	550
3.400% notes, $600 issued June 2020, of which $598 was exchanged in November 2021, both due in January 2028 (1)	$600	600	600
2.200% notes, $500 issued November 2020, of which $497 was exchanged in November 2021, both due in June 2028 (1)	$500	500	500
3.250% notes, issued in June 2019 and due in June 2029	$500	500	500
3.100% notes, $600 issued December 2019, of which $596 was exchanged in November 2021, both due in December 2029 (1)(2)	$599	599	599
3.160% notes, issued in June 2022 and due in June 2030	£140	156	—
1.625% notes, issued in October 2020 and due December 2030	£400	446	541
3.250% notes, $600 issued in May 2020 and $350 issued in July 2020, both due in January 2031	$950	950	950
3.180% notes, issued in June 2022 and due in June 2032	£345	384	—
2.850% notes, $700 issued November 2020, of which $699 was exchanged in November 2021, both due in December 2032 (1)	$700	700	700
1.800% notes, issued in December 2020 and due in March 2033	$400	400	400
1.750% notes, issued in July 2021 and due in July 2033	£350	390	474
2.730% notes, issued in May 2019 and due in May 2034	£315	350	427
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	$250	250	250
3.390% notes, issued in June 2022 and due in June 2037	£115	128	—
2.500% notes, issued in January 2022 and due in January 2042	£250	279	—
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	$550	550	550
Total principal amount		$13,132	$12,257
Unamortized net premiums and deferred financing costs		184	243
		$13,316	$12,500
(1) Carrying Value (USD) includes the portion of the VEREIT OP notes that remained outstanding, totaling $39.1 million in the aggregate at each of September 30, 2022, and December 31, 2021, that were not exchanged in the exchange offers commenced by us with respect to the outstanding bonds of VEREIT OP in connection with the consummation of the merger with VEREIT (the "Exchange Offers").
(2) These notes were originally issued by VEREIT OP in December of 2019 for the principal amount of $600 million. The amount of Realty Income debt issued through the Exchange Offers was $599 million, resulting from cancellations due to late tenders that forfeited the early participation premium of $30 per $1,000 principal amount and cash paid in lieu of fractional shares.

The following table summarizes the maturity of our notes and bonds payable as of September 30, 2022, excluding net unamortized premiums of $241.3 million and deferred financing costs of $56.6 million (dollars in millions):

Year of Maturity	Principal
2024	$850
2025	1,050
2026	1,575
Thereafter	9,657
Totals	$13,132
As of September 30, 2022, the weighted average interest rate on our notes and bonds payable was 3.3% and the weighted average remaining years until maturity was 7.3 years.
Interest incurred on all of the notes and bonds was $107.9 million and $65.8 million for the three months ended September 30, 2022 and September 30, 2021, respectively, and $314.0 million and $191.7 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.
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
All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. At September 30, 2022, we were in compliance with these covenants.
B.    Note Repayment
In January 2021, we redeemed all $950.0 million in principal amount of our outstanding 3.250% notes due October 2022, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $46.5 million loss on extinguishment of debt in the consolidated statements of income and comprehensive income for the nine months ended September 30, 2021. There were no comparable repayments for the nine months ended September 30, 2022.
C.    Note Issuances
During the nine months ended September 30, 2022 and 2021, we issued the following notes and bonds (in millions):

2022 Issuances	Date of Issuance	Maturity Date	Principal amount used	Price of par value	Effective yield to maturity
1.875% Notes	January 2022	January 2027	£250	99.487%	1.974%
2.500% Notes	January 2022	January 2042	£250	98.445%	2.584%
3.160% Notes	June 2022	June 2030	£140	100.000%	3.160%
3.180% Notes	June 2022	June 2032	£345	100.000%	3.180%
3.390% Notes	June 2022	June 2037	£115	100.000%	3.390%

2021 Issuances	Date of Issuance	Maturity Date	Principal amount used	Price of par value	Effective yield to maturity
1.125% Notes	July 2021	July 2027	£400	99.305%	1.242%
1.750% Notes	July 2021	July 2033	£350	99.842%	1.757%

The proceeds from each of these offerings were used to repay borrowings outstanding under our credit facility, to fund investment opportunities, and for other general corporate purposes.
In October 2022, we issued $750.0 million of 5.625% senior unsecured notes due October 2032. See Note 19, Subsequent Events.

10.Issuances of Common Stock
A.    Issuances of Common Stock in Underwritten Public Offerings
In July 2021, we issued 9,200,000 shares of common stock in an underwritten public offering, including 1,200,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares. After deducting underwriting discounts of $2.9 million, the net proceeds of $594.1 million were primarily used to repay borrowings under our $1.0 billion commercial paper programs, to fund potential investment opportunities and for other general corporate purposes.
In January 2021, we issued 12,075,000 shares of common stock in an underwritten public offering, including 1,575,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares. After deducting underwriting discounts of $19.3 million, the net proceeds of $669.6 million were used to fund property acquisitions, for general corporate purposes and working capital.
There were no comparative offerings during the nine months ended September 30, 2022.
B.    At-the-Market (ATM) Program
In June 2022, we replaced our prior "at-the-market" program, or our prior ATM program, which authorized us to offer and sell up to 69,088,433 shares of common stock, with a new "at-the-market" equity distribution program, or our ATM program, pursuant to which we may offer and sell up to 120,000,000 shares of common stock (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the New York Stock Exchange ("NYSE: O") at prevailing market prices or at negotiated prices. After deducting 19,995,547 shares sold pursuant to forward sale confirmations that remained open at September 30, 2022, we had 90,471,600 additional shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.

The following table outlines common stock issuances pursuant to our ATM programs (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Shares of common stock issued under the ATM program(1)	9,532,853	14,788,822	35,506,034	21,378,420

Gross proceeds	$696.6	$1,032.3	$2,424.1	$1,487.1
Sales agents' commissions	(4.1)	(10.1)	(15.0)	(14.7)
Other offering expenses	(1.1)	(0.6)	(5.0)	(0.9)
Net proceeds	$691.4	$1,021.6	$2,404.1	$1,471.5

(1)  During the three and nine months ended September 30, 2022, 9,532,853 and 25,432,825 shares were sold and settled pursuant to forward sale confirmations, respectively. In addition, as of September 30, 2022, 19,995,547 shares of common stock subject to forward sale confirmations have been executed at a weighted average initial price of $66.70 per share but not settled. Upon settlement, subject to certain exceptions, we may elect, in our sole discretion, to cash settle or net share settle all or any portion of our obligations under any forward sale agreement, in which cases we may not receive any proceeds (in the case of cash settlement) or will not receive any proceeds (in the case of net share settlement), and we may owe cash (in the case of cash settlement) or shares of our common stock (in the case of net share settlement) to the relevant forward purchaser. We currently expect to fully physically settle any forward sale agreement with the respective forward purchaser on one or more dates specified by us on or prior to the maturity date of such forward sale agreement, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward sale agreement multiplied by the relevant forward price per share. We currently expect to fully settle the outstanding forward sale agreements during the three months ended December 31, 2022, representing $1.3 billion in gross proceeds, for which the weighted average forward price at September 30, 2022 was $66.43 per share. Our forward sale confirmations are accounted for as equity instruments, as we have determined the agreements meet the derivatives and hedging guidance scope exception. No shares were sold pursuant to forward sale confirmations during the three and nine months ended September 30, 2021.

C.    Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued. At September 30, 2022, we had 11,207,318 shares remaining for future issuance under our DRSPP program.
The following table outlines common stock issuances pursuant to our DRSPP program (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Shares of common stock issued under the DRSPP program	43,430	41,463	128,061	124,430
Gross proceeds	$3.0	$2.9	$8.7	$8.2
Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during the nine months ended September 30, 2022, or 2021.

11.    Noncontrolling Interests
There are four entities with noncontrolling interests that we consolidate, including an operating partnership, Realty Income, L.P., a joint venture acquired in 2019, and two development joint ventures, one acquired in 2020 and one acquired in May 2021. The following table represents the change in the carrying value of all noncontrolling interests through September 30, 2022 (dollars in thousands):

	Realty Income, L.P. units (1)	Other Noncontrolling Interests	Total
Carrying value at December 31, 2021	$62,416	$14,410	$76,826
Contributions	51,221	—	51,221
Distributions	(2,623)	(223)	(2,846)
Allocation of net income	1,784	153	1,937
Carrying value at September 30, 2022	$112,798	$14,340	$127,138
(1)  1,795,167 and 1,060,709 units were outstanding as of September 30, 2022 and December 31, 2021, respectively. In September 2022, we issued 734,458 common partnership units in Realty Income, L.P. in connection with the acquisition of nine properties and recorded $51.2 million of contributions to non-controlling interests.
At September 30, 2022, Realty Income, L.P. and certain of our joint venture investments are considered VIEs in which we were deemed the primary beneficiary based on our controlling financial interests. Below is a summary of selected financial data of consolidated VIEs included on our consolidated balance sheets at September 30, 2022, and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Net real estate	$787,643	$688,229
Total assets	$900,497	$795,670
Total liabilities	$60,614	$57,057
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

September 30, 2022	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$840.7	$808.3
Notes and bonds payable (2)	$13,131.8	$11,331.8

December 31, 2021	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$1,114.1	$1,154.7
Notes and bonds payable (2)	$12,257.3	$13,114.5
(1)Excludes non-cash net premiums recorded on the mortgages payable. The unamortized balance of these net premiums was $15.6 million at September 30, 2022, and $28.7 million at December 31, 2021. Also excludes deferred financing costs of $926,000 at September 30, 2022, and $790,000 at December 31, 2021.
(2)Excludes non-cash premiums and discounts recorded on notes payable. The unamortized balance of the net premiums was $241.3 million at September 30, 2022, and $295.5 million at December 31, 2021. Also excludes deferred financing costs of $56.6 million at September 30, 2022, and $53.1 million at December 31, 2021.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within level two on the three-level valuation hierarchy, the credit valuation adjustments associated with our derivatives utilize level three inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at September 30, 2022, and December 31, 2021, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified as level two.
Items Measured at Fair Value on a Non-Recurring Basis
Certain financial and nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments only under certain circumstances, such as when an impairment write-down occurs.
The following table summarizes our provisions for impairment on real estate investments during the periods indicated below (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Carrying value prior to impairment	$48.1	$35.0	$107.0	$85.7
Less: total provisions for impairment	(1.7)	(11.0)	(16.4)	(31.0)
Carrying value after impairment	$46.4	$24.0	$90.6	$54.7

Number of properties:
Classified as held for sale	3	—	3	—
Classified as held for investment	—	1	5	7
Sold	20	22	69	57
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

In May 2019, we entered into four cross-currency swaps to exchange £130 million Sterling for $166 million maturing in May 2034, in order to hedge the foreign currency risk associated with our Sterling-denominated intercompany loan receivable from our consolidated foreign subsidiaries. These cross-currency swaps were designated as cash flow hedges on their trade date. In June 2022, following the early prepayment of our Sterling-denominated intercompany loan receivable from our consolidated foreign subsidiaries, we terminated the four cross-currency swaps used to hedge the foreign currency exposure of the intercompany loan. As the hedge relationship was terminated and the future principal and interest associated with the prepaid intercompany loan did not occur, a $20.0 million gain was reclassified from AOCI to 'Foreign currency and derivative loss, net' during the three months ended June 30, 2022.
As of September 30, 2022, we had one interest rate swap in place on our $250.0 million unsecured term loan. Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. We designated this interest rate swap as a cash flow hedge in accordance with Topic 815, Derivatives and Hedging. This interest rate swap is recorded on the consolidated balances sheets at fair value. Changes to fair value are recorded to accumulated other comprehensive income (loss), or AOCI, and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. This interest rate swap, which was converted to a SOFR benchmark from LIBOR during June 2022, continues to be accounted for as a cash flow hedge.
The following table summarizes the amount of unrealized gain (loss) on derivatives in other comprehensive income during the periods indicated below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2022	2021	2022	2021
Currency swaps	$—	$6,570	$(5,091)	$10,548
Interest rate swaps	30,838	5,701	100,229	33,377
Foreign currency forwards	11,076	4,581	23,920	8,503
Total unrealized gain on derivatives	$41,914	$16,852	$119,058	$52,428
The following table summarizes the amount of gain (loss) on derivatives reclassified from AOCI (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	2022	2021	2022	2021
Currency swaps	Foreign currency and derivative gain, net	$2,784	$4,747	$30,425	$3,360
Interest rate swaps	Interest expense	(1,286)	(2,614)	(5,969)	(7,734)
Net increase (decrease) to net income		$1,498	$2,133	$24,456	$(4,374)
We expect to reclassify $10.0 million from AOCI as a decrease to interest expense relating to interest rate swaps and $15.5 million from AOCI to foreign currency gain relating to foreign currency forwards within the next twelve months.
Derivatives Not Designated as Hedging Instruments
We enter into foreign currency exchange swap agreements to reduce the effects of currency exchange rate fluctuations between the U.S. dollar, our reporting currency, and British Pound Sterling and Euro. These derivative contracts generally mature within one to three months and are not designated as hedge instruments for accounting purposes. As the currency exchange swap is not accounted for as a hedging instrument, the change in fair value is recorded in earnings through the caption entitled 'Foreign currency and derivative loss, net' in the consolidated statements of income and comprehensive income

The following table details our foreign currency and derivative gains (losses), net included in income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Realized foreign currency and derivative gain (loss), net:
Gain on the settlement of undesignated derivatives	$4,050	$—	$80,677	$—
Gain on the settlement of designated derivatives reclassified from AOCI	2,784	4,747	30,425	3,360
Gain (loss) on the settlement of transactions with third parties	(111)	58	(41)	58
Total realized foreign currency and derivative gain (loss), net	$6,723	$4,805	$111,061	$3,418

Unrealized foreign currency and derivative gain (loss), net:
Gain (loss) on the change in fair value of undesignated derivatives	$(24,488)	$—	$35,506	$3,724
Gain (loss) on remeasurement of certain assets and liabilities	(5,128)	(7,179)	(162,570)	(8,312)
Total unrealized foreign currency and derivative loss, net	$(29,616)	$(7,179)	$(127,064)	$(4,588)
Total foreign currency and derivative gains (losses), net	$(22,893)	$(2,374)	$(16,003)	$(1,170)

The following table summarizes the terms and fair values of our derivative financial instruments at September 30, 2022, and December 31, 2021 (dollars in millions):

Derivative Type	Number of Instruments (1)	Accounting Classification	Notional Amount as of		Weighted Average Strike Rate (2)	Maturity Date (3)	Fair Value - asset (liability) as of
Derivatives Designated as Hedging Instruments			September 30, 2022	December 31, 2021			September 30, 2022	December 31, 2021
Interest rate swap	1	Derivative	$250.0	$250.0	2.88%	March 2024	$4.7	$(11.9)
Cross-currency swaps (4)	—	Derivative	—	166.3	—	—	—	(13.8)
Foreign currency forwards	32	Derivative	167.4	176.1	(5)	Oct 2022 - Aug 2024	31.5	7.6
Forward-starting swaps (6)	4	Derivative	300.0	300.0	1.86%	Nov 2032 - Jun 2033 (6)	47.0	(3.2)
Forward-starting swaps (6)	2	Hybrid Debt	200.0	200.0	1.93%	Nov 2032 - Jun 2033 (6)	26.2	(5.1)
			$917.4	$1,092.4			$109.4	$(26.4)
Derivatives not Designated as Hedging Instruments
Currency exchange swaps (7)	9	Derivative	2,590.8	1,639.5	(8)	Oct 2022 - Nov 2022	(4.2)	(14.7)

Total of all Derivatives			$3,508.2	$2,731.9			$105.2	$(41.1)
(1)This column represents the number of instruments outstanding as of September 30, 2022.
(2)Weighted average strike rate is calculated using the current notional value as of September 30, 2022.
(3)This column represents maturity dates for instruments outstanding as of September 30, 2022.
(4)In June 2022, we terminated the four British Pound Sterling, or GBP, cross-currency swaps with a notional amount of $166.3 million.
(5)Weighted average forward GBP-USD exchange rate of 1.39.
(6)There were five treasury rate locks entered into during February 2020 that were terminated in June 2020 and converted into six forward starting interest rate swaps through a cashless settlement. These forward starting interest rate swaps were terminated in connection with a senior unsecured note issuance in October 2022. See Note 19, Subsequent Events.
(7)Represents five GBP currency exchange swaps with a notional amount of $1.2 billion and four Euro, or EUR, currency exchange swaps with an associated notional amount of $1.4 billion.
(8)Weighted average Forward GBP-USD exchange rate of 1.14 and Weighted Average Forward EUR-USD exchange rate of 0.99.
We measure our derivatives at fair value and include the balances within other assets and accounts payable as well as accrued expenses on our consolidated balance sheets.
We have agreements with each of our derivative counterparties containing provisions under which we could be declared in default on our derivative obligations if repayment of our indebtedness is accelerated by the lender due to our default.
We utilize interest rate swaps and forward starting swaps to manage interest rate risk and cross-currency swaps, currency exchange swaps, foreign currency forwards and foreign currency collars to manage foreign currency risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, spot and forward rates, as well as option volatility.
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

13.     Operating Leases
A. At September 30, 2022, we owned 11,733 properties in all 50 U.S. states, Puerto Rico, the U.K. and Spain. Of the 11,733 properties, 11,587, or 98.8%, are single-client properties, and the remaining are multi-client properties. At September 30, 2022, 131 properties were available for lease or sale.
Substantially all of our leases are net leases where our client pays or reimburses us for property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.
Rent based on a percentage of our client's gross sales, or percentage rent, for the three months ended September 30, 2022, and 2021 was $2.3 million and $441,000, respectively. Percentage rents for the nine months ended September 30, 2022 and 2021 were $8.3 million and $2.0 million, respectively.
B. Major Clients - No individual client’s rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the nine months ended September 30, 2022, and 2021.
14.    Distributions Paid and Payable
We pay monthly distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for the nine months ended September 30, 2022, and 2021:

Month	2022	2021
January	$0.2465	$0.2345
February	0.2465	0.2345
March	0.2465	0.2345
April	0.2470	0.2350
May	0.2470	0.2350
June	0.2470	0.2350
July	0.2475	0.2355
August	0.2475	0.2355
September	0.2475	0.2355
Total	$2.2230	$2.1150
At September 30, 2022, a distribution of $0.2480 per common share was payable and was paid in October 2022.
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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Weighted average shares used for the basic net income per share computation	617,511,609	391,913,478	604,463,977	379,291,782
Incremental shares from share-based compensation	355,063	136,923	341,626	117,645
Dilutive effect of forward ATM offerings	90,367	—	30,233	—
Weighted average shares used for diluted net income per share computation	617,957,039	392,050,401	604,835,836	379,409,427
Unvested shares from share based compensation that were anti-dilutive	68,318	91,221	36,950	119,981
Weighted average partnership common units convertible to common shares that were anti-dilutive	1,244,324	463,119	1,122,586	463,119
Weighted average forward ATM offerings that were anti-dilutive	563,295	—	188,455	—
16.    Supplemental Disclosures of Cash Flow Information
The following table summarizes our supplemental cash flow information during the periods indicated below (dollars in thousands):

	Nine months ended September 30,
	2022	2021
Supplemental disclosures:
Cash paid for interest	$363,518	$229,465
Cash paid for income taxes	$42,225	$9,776
Non-cash activities:
Net increase in fair value of derivatives	$146,310	$75,279
Mortgages assumed at fair value (1)	$45,079	$43,779
Issuance of common partnership units of Realty Income, L.P. (2)	$51,221	$—
(1)  Represents £31.0 million Sterling, converted at the applicable exchange rate on the date of transaction. Mortgages assumed at fair value entirely consists of one Sterling denominated mortgage for the nine months ended September 30, 2021.
(2)  In September 2022, we issued 734,458 common partnership units of Realty Income L.P. in connection with the acquisition of nine properties.

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the total of the cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows (dollars in thousands):

	September 30, 2022	September 30, 2021
Cash and cash equivalents shown in the consolidated balance sheets	$187,745	$516,983
Restricted escrow deposits (1)	90,639	28,141
Impounds related to mortgages payable (1)	10,529	974
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$288,913	$546,098
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
The amount of share-based compensation costs recognized in 'General and administrative' in the consolidated statements of income and comprehensive income was $5.1 million and $4.3 million during the three months ended September 30, 2022 and 2021, respectively and $16.7 million and $12.5 million during the nine months ended September 30, 2022 and 2021, respectively.
A.    Restricted Stock
During the nine months ended September 30, 2022, we granted 154,332 shares of common stock under the 2021 Plan. This included 40,000 total shares of restricted stock granted to the independent members of our Board of Directors in connection with our annual awards in May 2022, 20,000 shares of which vested immediately and 20,000 shares of which vest in equal parts over a three-year service period. Our restricted stock awards granted to employees vest in equal parts over a four-year service period.
As of September 30, 2022, the remaining unamortized share-based compensation expense related to restricted stock totaled $13.0 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and conditions of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.
B.    Performance Shares and Restricted Stock Units
During the nine months ended September 30, 2022, we granted 154,840 performance shares, as well as dividend equivalent rights, to our executive officers. The performance shares are earned based on our Total Shareholder Return (TSR) performance relative to select industry indices and peer groups as well as achievement of certain operating metrics, and vest 50% on the first and second January 1 after the end of the three-year performance period, subject to continued service.
During the nine months ended September 30, 2022, we also granted 24,456 restricted stock units, all of which vest over a four-year service period. These restricted stock units have the same economic rights as shares of restricted stock.
As of September 30, 2022, the remaining share-based compensation expense related to the performance shares and restricted stock units totaled $20.5 million. The fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model. The performance shares are being recognized on a tranche-by-tranche basis over the service period. The amount of share-based compensation for the restricted stock units is based on the fair value of our common stock at the grant date. The expense amortization period for restricted stock units is the lesser of the four-year service period or the period over which the awardee reaches the qualifying retirement age. For employees who have already met the qualifying retirement age, restricted stock units are fully expensed at the grant date.
C.    Stock Options
We did not grant any stock options during the nine months ended September 30, 2022. During the nine months ended September 30, 2022, we recorded $47,000 of expense related to stock options. There was no comparable expense for the nine months ended September 30, 2021. As of September 30, 2022, there was no unamortized expense relating to our outstanding stock options.
18.    Commitments and Contingencies
In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.
At September 30, 2022, we had commitments of $22.3 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of September 30, 2022, we had committed $764.9 million under construction contracts related to development projects, which have estimated rental revenue commencement dates between October 2022 and May 2024.
19.    Subsequent Events
A.    Dividends
In October 2022, we declared a dividend of $0.2480 per share to our common stockholders, which will be paid in November 2022.
B.     Note Issuance
In October 2022, we issued $750.0 million of 5.625% senior unsecured notes due October 2032 (the "October 2032 Notes"). The public offering price for the October 2032 Notes was 99.879% of the principal amount for an effective semi-annual yield to maturity of 5.641%.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. When used in this quarterly report, the words “estimated”, “anticipated”, “expect”, “believe”, “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, discussions of our business, portfolio, strategy, plans and intentions and statements regarding estimated or future operations and results of operations, financial condition or prospects (including, without limitation, estimated and future funds from operations (“FFO”), adjusted funds from operations (“AFFO”) and normalized and adjusted FFO and net income, estimated initial weighted average contractual lease rates, estimated square footage of properties under development or expansion, the timing, prices and other terms of potential or planned acquisitions or dispositions, statements regarding initial cash lease yields on or percentages of investment grade clients that are lessees of properties that we have acquired or intend or agreed to acquire or that are under development or expansion, client bankruptcies, statements regarding the payment, dependability and amount of and potential increases in future common stock dividends, statements regarding future cash flow or cash generation, capital raising, settlement of shares of common stock sold pursuant to forward sale confirmations under our ATM program, statements regarding our ability to meet our liquidity needs, and statements regarding the anticipated or projected impact of our merger with VEREIT on our business, results of operations, financial condition or prospects). Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, among other things:
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
•The impact of the COVID-19 pandemic, or future pandemics, on us, our business, our clients (including those in the theater industry), or the economy generally; and
•The uncertainties regarding whether the anticipated benefits or results of our merger with VEREIT will be achieved.
Future events and actual results, financial and otherwise, may differ materially from the results discussed in or implied by the forward-looking statements. In particular, forward-looking statements regarding estimated or future results of operations or financial condition, estimated or future acquisitions or dispositions of properties, or the estimated or potential impact of the merger are based upon numerous assumptions and estimates and are inherently subject to substantial uncertainties and actual results of operations, financial condition, property acquisitions or dispositions, and the impacts of the merger may differ materially from those expressed or implied in the forward-looking statements, particularly if actual events differ from those reflected in the estimates and assumptions upon which such forward-looking statements are based. Some of the factors that could cause actual results to differ materially are:
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
•Changes in income tax laws and rates;

•The continued evolution of the COVID-19 pandemic and the measures taken to limit its spread, and its impacts on us, our business, our clients (including those in the theater industry), or the economy generally;
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
At September 30, 2022, we owned a diversified portfolio:
•Consisting of 11,733 properties;
•With an occupancy rate of 98.9%(1), or 11,602 properties leased and 131 properties available for lease or sale;
•With clients doing business in 79 separate industries;
•Located in all 50 U.S. states, Puerto Rico, the United Kingdom (U.K.) and Spain;
•With approximately 225.7 million square feet of leasable space;
•With a weighted average remaining lease term (excluding rights to extend a lease at the option of the client) of approximately 8.8 years; and
•With an average leasable space per property of approximately 19,230 square feet; approximately 13,100 square feet per retail property and approximately 235,790 square feet per industrial property.
(1) Excludes four properties with ancillary leases only, such as cell towers and billboards.
Of the 11,733 properties in the portfolio at September 30, 2022, 11,587, or 98.8%, are single-client properties, of which 11,457 were leased, and the remaining are multi–client properties.
Unless otherwise specified, references to rental revenue in the Management's Discussion and Analysis of Financial Condition and Results of Operations are exclusive of reimbursements from clients for recoverable real estate taxes and operating expenses totaling $44.1 million and $23.9 million for the three months ended September 30, 2022 and 2021, respectively, and $129.0 million and $69.1 million for the nine months ended September 30, 2022 and 2021, respectively. Rental revenue during the three and nine months ended September 30, 2021 excludes the impact of the mergers, which occurred on November 1, 2021.

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
Diversification is also a key component of our investment philosophy. We believe that diversification of the portfolio by client, industry, geography, and property type leads to more consistent and predictable income for our stockholders by reducing vulnerability that can come with any single concentration. Our investment activities have led to a diversified property portfolio that, as of September 30, 2022, consisted of 11,733 properties located in all 50 U.S. states, Puerto Rico, the U.K. and Spain, and doing business in 79 industries. None of the 79 industries represented in our property portfolio accounted for more than 9.0% of our annualized contractual rent as of September 30, 2022.
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
From a retail perspective, our investment strategy is to target clients that have a service, non-discretionary, and/or low-price-point component to their business. Our investments are usually with clients who have demonstrated resiliency to e-commerce or have a strong omni channel retail strategy, uniting brick-and-mortar and mobile browsing, both of which reflect the continued importance of last mile retail, the movement of goods to their final destination, real estate as part of a customer experience and supply chain strategy. Our overall investments

(including last mile retail) are driven by an optimal portfolio strategy that, among other considerations, targets allocation ranges by asset class and industry. We review our strategy periodically and stress test our portfolio in a variety of positive and negative economic scenarios to ensure we deliver consistent earnings growth and value creation across economic cycles. As a result of the execution of this strategy, approximately 93% of our annualized retail contractual rent on September 30, 2022, is derived from our clients with a service, non-discretionary, and/or low price point component to their business. From a non-retail perspective, we target industrial properties leased to industry leaders, the majority of which are investment grade rated companies. We believe these characteristics enhance the stability of the rental revenue generated from these properties.
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
At September 30, 2022, approximately 42.7% of our total portfolio annualized contractual rent comes from properties leased to our investment grade clients, their subsidiaries or affiliated companies. At September 30, 2022, our top 20 clients (based on percentage of total portfolio annualized contractual rent) represented approximately 41.3% of our annualized rent and 12 of these clients have investment grade credit ratings or are subsidiaries or affiliates of investment grade companies.
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
RECENT DEVELOPMENTS
Increases in Monthly Dividends to Common Stockholders
We have continued our 53-year policy of paying monthly dividends. In addition, we increased the dividend four times during 2022. As of October 2022, we have paid 100 consecutive quarterly dividend increases and increased the dividend 117 times since our listing on the NYSE in 1994.

The following table summarizes our dividend increases in 2022:

2022 Dividend increases	Month Declared	Month Paid	Dividend per share	Increase per share
1st increase	Dec 2021	Jan 2022	$0.2465	$0.0005
2nd increase	Mar 2022	Apr 2022	$0.2470	$0.0005
3rd increase	Jun 2022	Jul 2022	$0.2475	$0.0005
4th increase	Sep 2022	Oct 2022	$0.2480	$0.0005
The dividends paid per share during the nine months ended September 30, 2022, totaled approximately $2.2230, as compared to approximately $2.1150 during the nine months ended September 30, 2021, an increase of $0.1080, or 5.1%.
The monthly dividend of $0.2480 per share represents a current annualized dividend of $2.9760 per share, and an annualized dividend yield of approximately 5.1% based on the last reported sale price of our common stock on the NYSE of $58.20 on September 30, 2022. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions During the Three and Nine Months Ended September 30, 2022
Below is a listing of our acquisitions in the U.S. and Europe for the periods indicated below:

	Number of Properties	Leasable Square Feet (in thousands)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Weighted Average Cash Lease Yield (1)
Three months ended September 30, 2022 (2)
Acquisitions - U.S.	272	3,845	$1,131.6	16.5	6.1%
Acquisitions - Europe	27	3,512	587.4	8.8	6.2%
Total acquisitions	299	7,357	$1,719.0	13.9	6.2%
Properties under development (3)	76	1,758	148.5	15.1	5.6%
Total (4)	375	9,115	$1,867.5	14.0	6.1%

Nine months ended September 30, 2022 (2)
Acquisitions - U.S.	561	9,396	$2,623.6	15.1	5.9%
Acquisitions - Europe	78	8,904	2,058.6	8.9	5.8%
Total acquisitions	639	18,300	$4,682.2	12.5	5.9%
Properties under development (3)	127	3,201	416.4	15.6	5.6%
Total (5)	766	21,501	$5,098.6	12.7	5.8%
(1)The initial weighted average cash lease yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property. Since it is possible that a client could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above. Contractual net operating income used in the calculation of initial weighted average cash yield includes approximately $1.2 million and $8.0 million, received as settlement credits as reimbursement of free rent periods for the three and nine months ended September 30, 2022, respectively.
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
(2)None of our investments during the three and nine months ended September 30, 2022, caused any one client to be 10% or more of our total assets at September 30, 2022.
(3)Includes five  U.K. development properties that represent investments of £21.7 million and £36.6 million Sterling during the three and nine months ended September 30, 2022, respectively, converted at the applicable exchange rate on the funding date.
(4)Our clients occupying the new properties are 95.7% retail, 4.1% industrial and 0.2% other property types, based on rental revenue. Approximately 27% of the rental revenue generated from acquisitions during the three months ended September 30, 2022, is from our investment grade rated clients, their subsidiaries or affiliated companies.
(5)Our clients occupying the new properties are 90.6% retail, 9.3% industrial and 0.1% other property types, based on rental revenue. Approximately 30% of the rental revenue generated from acquisitions during the nine months ended September 30, 2022, is from our investment grade rated clients, their subsidiaries or affiliated companies.
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

Theater Industry Update
For the third quarter 2022, we collected approximately 85% of the contractual rent(1) across our theater portfolio as Cineworld Group plc (“Cineworld”), the parent entity of the entities that lease certain of our theater properties, including Regal Cinemas, commenced Chapter 11 reorganization proceedings during the month of September 2022 and, as is customary in this jurisdiction pursuant to the proceedings of the bankruptcy court, was not yet required to pay rent for the month of September. However, for the month of October 2022, we have collected all of the contractual rent across our theater portfolio.

As of September 2022, we had cumulative reserves of $23.5 million on properties leased to Cineworld and its affiliates. These reserves, representing a reduction of rental revenue, primarily relate to contractual rent and expense recoveries recorded during the COVID-19 pandemic in 2020 and exclude straight-line rent reserves. Total receivables from Cineworld and its affiliates were $31.0 million at September 30, 2022, net of reserves and excluding straight line rent receivables, and include both deferred contractual rent and deferred expense recoveries.

(1)We define contractual rent as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables. Charged amounts have not been adjusted for any COVID-19 related rent relief granted and includes contractual rent from any clients in bankruptcy.

Portfolio Discussion
 Leasing Results
At September 30, 2022, we had 131 properties available for lease out of 11,733 properties in our portfolio, representing a 98.9% occupancy rate based on the number of properties in the portfolio. Our property-level occupancy rate at September 30, 2022 excludes four properties with ancillary leases only, such as cell towers and billboards.
Below is a summary of our portfolio activity for the periods indicated below:

Three months ended September 30, 2022
Properties available for lease at June 30, 2022	132
Lease expirations (1)	181
Re-leases to same client	(147)
Re-leases to new client	(8)
Vacant dispositions	(27)
Properties available for lease at September 30, 2022	131

Nine months ended September 30, 2022
Properties available for lease at December 31, 2021	164
Lease expirations (1)	534
Re-leases to same client	(420)
Re-leases to new client	(25)
Vacant dispositions	(122)
Properties available for lease at September 30, 2022	131
(1)Includes scheduled and unscheduled expirations (including leases rejected in bankruptcy), as well as future expirations resolved in the periods indicated above.
During the three months ended September 30, 2022, the annual new rent on re-leases was $33.36 million, as compared to the previous annual rent of $30.75 million on the same units, representing a rent recapture rate of 108.5% on the units re-leased. We re-leased five units to new clients without a period of vacancy, and six units to new clients after a period of vacancy.
During the nine months ended September 30, 2022, the annual new rent on re-leases was $100.57 million, as compared to the previous annual rent of $94.22 million on the same units, representing a rent recapture rate of 106.7% on the units re-leased. We re-leased 12 units to new clients without a period of vacancy, and 25 units to new clients after a period of vacancy.
As part of our re-leasing costs, we pay leasing commissions to unrelated, third-party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide rent concessions to our clients. We do not consider the collective impact of the leasing commissions or rent concessions to our clients to be material to our financial position or results of operations.
At September 30, 2022, our average annualized contractual rent was approximately $14.06 per square foot on the 11,602 leased properties in our portfolio. At September 30, 2022, we classified 24 properties, with a carrying amount of $18.3 million, as real estate and lease intangibles held for sale, net on our balance sheet. The expected sale of these properties does not represent a strategic shift that will have a major effect on our operations and financial results and is consistent with our existing disposition strategy to further enhance our real estate portfolio and maximize portfolio returns.
Investments in Existing Properties
During the three months ended September 30, 2022, we capitalized costs of $32.8 million on existing properties in our portfolio, consisting of $685,000 for re-leasing costs, $273,000 for recurring capital expenditures, and $31.8 million for non-recurring building improvements. During the nine months ended September 30, 2022, we capitalized costs of $70.6 million on existing properties in our portfolio, consisting of $3.9 million re-leasing costs, $3.0 million for recurring capital expenditures, and $63.7 million for non-recurring building improvements.
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
Sale of Unconsolidated Joint Ventures
During July 2022, all seven of the properties owned by our industrial partnerships acquired in connection with the VEREIT merger were sold. The gross purchase price for the properties was $905.0 million and we collected $113.5 million of net proceeds (after mortgage defeasance and closing costs) during the three months ended September 30, 2022, representing our proportionate share of partnership distributions.
Equity Capital Raising
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

During the three and nine months ended September 30, 2022, we raised $0.7 billion and $2.4 billion of gross proceeds from the sale of common stock, respectively, at a weighted average price of $73.05 and $68.27 per share, respectively, primarily through proceeds from the sale of common stock through our ATM programs. The ATM program issuances during the three and nine months ended September 30, 2022 included 9,532,853 and 25,432,825 shares issued pursuant to forward sale confirmations, respectively. As of September 30, 2022, 19,995,547 shares of common stock subject to forward sale confirmations have been executed but not settled.

Note Issuances
In October 2022, we issued $750.0 million of 5.625% senior unsecured notes due October 2032 (the "October 2032 Notes"). The public offering price for the October 2032 notes was 99.879% of the principal amount for an effective semi-annual yield to maturity of 5.641%.
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

New, Expanded Revolving Credit Facility
In April 2022, we entered a new $4.25 billion unsecured credit facility to amend and restate our previous $3.0 billion unsecured credit facility, which was due to expire in March 2023. The new revolving credit facility matures in June 2026 and includes two six-month extensions that can be exercised at our option. Similar to our previous revolving credit facility, the new revolving credit facility also has a $1.0 billion expansion feature, which is subject to obtaining lender commitments. As of September 30, 2022, the balance of borrowings outstanding under our new revolving credit facility was $1.2 billion, and we had a cash balance of $187.7 million.
Expansion of Commercial Paper Programs
During July 2022, our U.S. Dollar-denominated unsecured commercial paper program was amended to increase the maximum aggregate amount of outstanding notes from $1.0 billion to $1.5 billion. We also established a new Euro-denominated unsecured commercial paper program, which permits us to issue additional unsecured commercial notes up to a maximum aggregate amount of $1.5 billion (or foreign currency equivalent), which may be issued in U.S. Dollars or various other foreign currencies, including but not limited to, Euros, Sterling, Swiss Francs, Yen, Canadian Dollars, and Australian Dollars, in each case, pursuant to customary terms in the European commercial paper note market. The notes offered under our European commercial paper program will rank pari passu with all of our other unsecured senior indebtedness, including borrowings under our revolving credit facility and our term loan, and our outstanding senior notes, including under our U.S. Dollar-denominated commercial paper programs. We use our unsecured revolving credit facility as a liquidity backstop for the repayment of the notes issued under these programs.
Select Financial Results
The following summarizes our select financial results (dollars in millions, except per share data).

	Three months ended September 30,		Nine months ended September 30,		% Increase

	2022	2021	2022	2021	Three months	Nine Months
Total revenue	$837.3	$489.9	$2,455.0	$1,395.4	70.9%	75.9%
Net income available to common stockholders (1)	$219.6	$135.0	$642.1	$355.4	62.7%	80.7%
Net income per share (2)	$0.36	$0.34	$1.06	$0.94	5.9%	12.8%
Funds from operations available to common stockholders ("FFO")	$597.2	$332.3	$1,807.4	$914.4	79.7%	97.7%
FFO per share (2)	$0.97	$0.85	$2.99	$2.41	14.1%	24.1%
Normalized funds from operations available to common stockholders ("Normalized FFO")	$600.9	$349.1	$1,820.4	$944.5	72.1%	92.7%
Normalized FFO per share (2)	$0.97	$0.89	$3.01	$2.49	9.0%	20.9%
Adjusted funds from operations available to common stockholders ("AFFO")	$603.6	$356.8	$1,767.4	$1,002.7	69.2%	76.3%
AFFO per share (2)	$0.98	$0.91	$2.92	$2.64	7.7%	10.6%
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
Our financial results during the three and nine months ended September 30, 2022 were impacted by the following transactions: (i) merger and integration-related costs related to our merger with VEREIT of $3.7 million and $13.0 million, respectively, and (ii) $1.7 million and $16.4 million of provisions for impairment, respectively. Our financial results during the three and nine months ended September 30, 2021 were impacted by the following transactions: (i) a $50.5 million loss on extinguishment of debt primarily due to the January 2021 early redemption of the 3.250% notes due October 2022 recorded in the three months ended March 31, 2021, (ii) merger and integration-related costs related to our merger with VEREIT of $16.8 million and $30.1 million, respectively, and (iii) $11.0 million and $31.0 million of provisions for impairment, respectively.
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
LIQUIDITY AND CAPITAL RESOURCES
Capital Philosophy
Historically, we have met our long-term capital needs by issuing common stock, long-term unsecured notes and bonds, term loans under our revolving credit facility, and preferred stock. Over the long term, we believe that common stock should be the majority of our capital structure; however, we may also raise funds from debt or other equity securities. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were initially financed by our revolving credit facility, commercial paper programs, or debt securities. However, we cannot assure you that we will have access to the capital markets at all times and at terms that are acceptable to us.

Our primary cash obligations, for the current year and subsequent years, are included in the “Table of Obligations,” which is presented later in this section. We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions and development costs, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common stockholders, primarily through cash provided by operating activities, borrowings on our credit facility and under our commercial paper programs and through public securities offerings. As of September 30, 2022, there are approximately $1.3 billion of obligations becoming due through the remainder of 2022, which we expect to fund through a combination of cash flows from operations, issuances of common stock or debt, and additional borrowings under our revolving credit facility and rolling over borrowings under our commercial paper programs.
We may choose to mitigate our financial exposure to exchange rate risk for properties acquired outside the U.S. through the issuance of debt securities denominated in the same local currency and through currency derivatives. We may leave a portion of our foreign cash flow unhedged to reinvest in additional properties in the same local currency.
Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At September 30, 2022, our total outstanding borrowings of senior unsecured notes and bonds, term loan, mortgages payable, revolving credit facility and commercial paper were $16.14 billion, or approximately 30.6% of our total market capitalization of $52.75 billion.
We define our total market capitalization at September 30, 2022, as the sum of:

•Shares of our common stock outstanding of 627,145,827, plus total common units outstanding of 1,795,167, multiplied by the last reported sales price of our common stock on the NYSE of $58.20 per share on September 30, 2022, or $36.60 billion;
•Outstanding borrowings of $1.2 billion on our revolving credit facility, comprised entirely of Euro borrowings;
•Outstanding borrowings of $723.8 million on our commercial paper programs, including €511.0 million of Euro-denominated borrowings;
•Outstanding mortgages payable of $840.7 million, excluding net mortgage premiums of $15.6 million and deferred financing costs of $926,000;
•Outstanding borrowings of $250.0 million on our term loan, excluding deferred financing costs of $295,000; and
•Outstanding senior unsecured notes and bonds of $13.1 billion, including Sterling-denominated notes of £2.57 billion, and excluding unamortized net premiums of $241.3 million and deferred financing costs of $56.6 million.
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
At-the-Market ("ATM") Program
Under our ATM program, up to 120,000,000 shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE at prevailing market prices or at negotiated prices. Our ATM program replaced our prior ATM program in June 2022, which previously authorized us to offer and sell up to 69,088,433 shares of common stock. Upon settlement, subject to certain exceptions, we may elect, in our sole discretion, to cash settle or net share settle all or any portion of our obligations under any forward sale agreement, in which cases we may not receive any proceeds (in the case of cash settlement) or will not receive any proceeds (in the case of net share settlement), and we may owe cash (in the case of cash settlement) or shares of our common stock (in the case of net share settlement) to the relevant forward purchaser. We currently expect to fully physically cash settle any forward sale agreement with the respective forward purchaser on one or more dates specified by us on or prior to the maturity date of such forward sale agreement, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward sale agreement multiplied by the relevant forward price per share. During the three months ended September 30, 2022, we issued 9,532,853 shares, which were sold pursuant to forward sale confirmations, and raised approximately $696.6 million of gross proceeds under the ATM program. During the nine months ended September 30, 2022, we issued 35,506,034 shares and raised approximately $2.42 billion of gross proceeds under the ATM programs. With respect to forward sales pursuant to our ATM program, we do not initially receive any proceeds from any sale of shares of our common stock borrowed by a forward purchaser and sold through a forward seller. As of September 30, 2022, there were 19,995,547 shares of common stock underlying the outstanding forward sale agreements under our ATM program with a weighted average initial price of $66.70 per share as of September 30, 2022, representing approximately $1.3 billion in gross proceeds assuming full physical settlement of all outstanding shares of common stock subject to such forward sale agreements and certain assumptions made with respect to settlement dates. The weighted average forward price at September 30, 2022 was $66.43 per share, after price deduction and adjustments. After deducting the 20.0 million shares sold pursuant forward sale confirmations that remained outstanding as of September 30, 2022, we had 90,471,600 shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued. Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during the nine months ended September 30, 2022. During the three months ended September 30, 2022, we issued 43,430 shares and raised approximately $3.0 million under our DRSPP. During the nine months ended September 30, 2022, we issued 128,061 shares and raised approximately $8.7 million under our DRSPP. At September 30, 2022, we had 11,207,318 shares remaining for future issuance under our DRSPP program.
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

At September 30, 2022, we had a borrowing capacity of $3.05 billion available on our revolving credit facility and an $1.2 billion outstanding balance. The weighted average interest rate on borrowings under our revolving credit facility during the nine months ended September 30, 2022, was 1.7% per annum. We must comply with various financial and other covenants in our credit facility. At September 30, 2022, we were in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.
Commercial Paper Programs
During July 2022, our U.S. Dollar-denominated unsecured commercial paper program was amended to increase the maximum aggregate amount of outstanding notes from $1.0 billion to $1.5 billion. We also established a new Euro-denominated unsecured commercial paper program, which permits us to issue additional unsecured commercial notes up to a maximum aggregate amount of $1.5 billion (or foreign currency equivalent), which may be issued in U.S. Dollars or various other foreign currencies, including but not limited to, Euros, Sterling, Swiss Francs, Yen, Canadian Dollars, and Australian Dollars, in each case, pursuant to customary terms in the European commercial paper note market. At September 30, 2022, we had an outstanding balance of $723.8 million, including €511.0 million of Euro-denominated borrowings. The weighted average interest rate on borrowings under our commercial paper programs was 1.3% for the nine months ended September 30, 2022. We use our $4.25 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper programs.
The commercial paper borrowings outstanding at September 30, 2022 have matured and will mature between October 2022 and January 2023. We generally use our credit facility and commercial paper borrowings for the short-term financing of new property acquisitions. Thereafter, we generally seek to refinance those borrowings with the net proceeds of long-term or more permanent financing, including the issuance of equity or debt securities. We cannot assure you, however, that we will be able to obtain any such refinancing, or that market conditions prevailing at the time of the refinancing will enable us to issue equity or debt securities at acceptable terms. We regularly review our credit facility and commercial paper programs and may seek to extend, renew or replace our credit facility and commercial paper programs, to the extent we deem appropriate.
Term Loan
In October 2018, in conjunction with entering into our current revolving credit facility, we entered into a $250.0 million senior unsecured term loan, which matures in March 2024. Prior to April 2022, borrowing under this term loan bore interest at the current one-month LIBOR, plus 0.85%. In connection with entering into our new unsecured credit facility in April 2022, the previous LIBOR benchmark rate was replaced with daily SOFR, based on a five day lookback period, and, due to our current credit ratings, is not subject to a credit spread adjustment. In conjunction with this term loan, we also entered into an interest rate swap, which was based off the daily SOFR through June 30, 2022. As of September 30, 2022, the effective interest rate on this term loan, after giving effect to the interest rate swap, was 3.83%.
Mortgage Debt
As of September 30, 2022, we had $840.7 million of mortgages payable, of which £30.7 million related to a Sterling-denominated mortgage. The majority of our mortgages payable were assumed in connection with our merger with VEREIT or with our property acquisitions, including the assumption of eight mortgages on 17 properties totaling $45.1 million during the nine months ended September 30, 2022. At September 30, 2022, we had net premiums totaling $15.6 million on these mortgages and deferred financing costs of $926,000. We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so. During the nine months ended September 30, 2022, we made $311.1 million in principal payments, including the repayment of 12 mortgages in full for $308.0 million. Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At September 30, 2022, we were in compliance with these covenants.

Notes Outstanding
As of September 30, 2022, our senior unsecured note and bond obligations had a total principal amount of $13.13 billion, including Sterling- denominated notes of £2.57 billion, and excluding net unamortized premiums of $241.3 million and deferred financing costs of $56.6 million. The carrying value of these note and bond obligations as of September 30, 2022, includes the portion of the VEREIT OP notes that remained outstanding, totaling $39.1 million in the aggregate, that were not exchanged in the exchange offers commenced by us with respect to the outstanding bonds of VEREIT Operating Partnership, L.P. ("VEREIT OP") in connection with the consummation of the merger with VEREIT (the "Exchange Offers"); consequently, these notes were originally issued by VEREIT OP in December 2019 for the principal amount of $600 million, while the amount of debt issued by Realty Income Corporation through the Exchange Offers was $599 million, resulting from cancellations due to late tenders that forfeited the early participation premium of $30 per $1,000 principal amount and cash paid in lieu of fractional shares.

	As of September 30, 2022
	Principal Amount (Currency Denomination)	Carrying Value (USD)
4.600% notes, $500 issued February 2014, of which $485 was exchanged in November 2021, both due in February 2024 (1)	$500	$500
3.875% notes, issued in June 2014 and due in July 2024	$350	350
3.875% notes, issued in April 2018 and due in April 2025	$500	500
4.625% notes, $550 issued October 2018, of which $544 was exchanged in November 2021, both due in November 2025 (1)	$550	550
0.750% notes, issued December 2020 and due in March 2026	$325	325
4.875% notes, $600 issued June 2016, of which $596 was exchanged in November 2021, both due in June 2026 (1)	$600	600
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	$650	650
1.875% notes, issued in January 2022 and due in January 2027	£250	279
3.000% notes, issued in October 2016 and due in January 2027	$600	600
1.125% notes, issued in July 2021 and due in July 2027	£400	446
3.950% notes, $600 issued August 2017, of which $594 was exchanged in November 2021, both due in August 2027 (1)	$600	600
3.650% notes, issued in December 2017 and due in January 2028	$550	550
3.400% notes, $600 issued June 2020, of which $598 was exchanged in November 2021, both due in January 2028 (1)	$600	600
2.200% notes, $500 issued November 2020, of which $497 was exchanged in November 2021, both due in June 2028 (1)	$500	500
3.250% notes, issued in June 2019 and due in June 2029	$500	500
3.100% notes, $600 issued December 2019, of which $596 was exchanged in November 2021, both due in December 2029 (1)(2)	$599	599
3.160% notes, issued in June 2022 and due in June 2030	£140	156
1.625% notes, issued in October 2020 and due December 2030	£400	446
3.250% notes, $600 issued in May 2020 and $350 issued in July 2020, both due in January 2031	$950	950
3.180% notes, issued in June 2022 and due June in June 2032	£345	384
2.850% notes, $700 issued November 2020, of which $699 was exchanged in November 2021, both due in December 2032 (1)	$700	700
1.800% notes, issued in December 2020 and due in March 2033	$400	400
1.750% notes, issued in July 2021 and due in July 2033	£350	390
2.730% notes, issued in May 2019 and due in May 2034	£315	350
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	$250	250
3.390% notes, issued in June 2022 and due in June 2037	£115	128
2.500% notes, issued in January 2022 and due in January 2042	£250	279
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	$550	550
Total principal amount		$13,132
Unamortized net premiums and deferred financing costs		184
		$13,316
(1) Carrying Value (USD) as of September 30, 2022, includes the portion of the VEREIT OP notes that remained outstanding, totaling $39.1 million in the aggregate, that were not exchanged in the exchange offers commenced by us with respect to the outstanding bonds of VEREIT Operating Partnership, L.P. ("VEREIT OP") in connection with the consummation of the merger with VEREIT (the "Exchange Offers").
(2) These notes were originally issued by VEREIT OP in December 2019 for the principal amount of $600 million. The amount of Realty Income debt issued through the Exchange Offers was $599 million, resulting from cancellations due to late tenders that forfeited the early participation premium of $30 per $1,000 principal amount and cash paid in lieu of fractional shares.

In October 2022, we issued $750.0 million of 5.625% senior unsecured notes due October 2032 (the "October 2032 Notes"). The public offering price for the October 2032 Notes was 99.879% of the principal amount, for an effective semi-annual yield to maturity of 5.641%.
All of our outstanding notes and bonds have fixed interest rates and contain various covenants, with which we remained in compliance as of September 30, 2022. Interest on our £400 million of 1.625% senior unsecured notes issued in October 2020, our £400 million of 1.125% senior unsecured notes issued in July 2021, our £350 million of 1.750% senior unsecured notes also issued in July 2021, our £250 million of 1.875% senior unsecured notes issued in January 2022, and £250 million of 2.500% senior unsecured notes also issued in January 2022 is paid annually. Interest on our remaining senior unsecured note and bond obligations is paid semiannually.
The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. generally accepted accounting principles ("GAAP") measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants and are not measures of our liquidity or performance. The actual amounts as of September 30, 2022, are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	39.8%
Limitation on incurrence of secured debt	< 40% of adjusted assets	2.2%
Debt service coverage (trailing 12 months) (1)	> 1.5x	5.5
Maintenance of total unencumbered assets	> 150% of unsecured debt	259.0%
(1)  Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on October 1, 2021 and subject to certain additional adjustments. Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of October 1, 2021, nor does it purport to reflect our debt service coverage ratio for any future period. The following is our calculation of debt service and fixed charge coverage at September 30, 2022 (in thousands, for trailing twelve months):

Net income available to common stockholders	$646,184
Plus: interest expense, excluding the amortization of deferred financing costs	421,714
Plus: loss on extinguishment of debt	46,355
Plus: provision for taxes	45,930
Plus: depreciation and amortization	1,565,445
Plus: provisions for impairment	24,370
Plus: pro forma adjustments	269,307
Less: gain on sales of real estate	(114,013)

Income available for debt service, as defined	$2,905,292

Total pro forma debt service charge	$528,120

Debt service and fixed charge coverage ratio	5.5
Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At September 30, 2022, we had cash and cash equivalents totaling $187.7 million, inclusive of £97.8 million Sterling and €9.6 million Euro.
We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months. We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility and commercial paper programs.

Credit Agency Ratings
The borrowing interest rates under our revolving credit facility are based upon our ratings assigned by credit rating agencies. As of September 30, 2022, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook and Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook. In addition, we were assigned the following ratings on our commercial paper at September 30, 2022: Moody's Investors Service has assigned a rating of P-2 and Standard & Poor's Ratings Group has assigned a rating of A-2.
Based on our credit agency ratings as of September 30, 2022, interest rates under our new credit facility for U.S. borrowings would have been at the SOFR, plus 0.725% with a SOFR adjustment charge of 0.10% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.95% over SOFR and, for British Pound Sterling borrowings, at the SONIA, plus 0.725% with a SONIA adjustment charge of 0.0326% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.8826% over SONIA. In addition, our new credit facility provides that the interest rates can range between: (i) SOFR/SONIA, plus 1.40% if our credit rating is lower than BBB-/Baa3 or our senior unsecured debt is unrated and (ii) SOFR/SONIA, plus 0.70% if our credit rating is A/A2 or higher. In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher.
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
Table of Obligations
The following table summarizes the maturity of each of our obligations as of September 30, 2022 (dollars in millions):

Principal due	Credit Facility and Commercial Paper Programs (1)	Senior Unsecured Notes and Bonds (2)	Term Loan (3)	Mortgages Payable (4)	Interest (5)	Ground Leases Paid by Realty Income (6)	Ground Leases Paid by Our Clients (7)	Other (8)	Totals
2022	$703.8	$—	$—	$1.1	$124.0	$2.6	$7.7	$544.5	$1,259.7
2023	20.0	—	—	22.0	509.8	10.5	30.6	241.5	324.6
2024	—	850.0	250.0	740.5	484.0	13.2	29.9	1.2	1,884.8
2025	—	1,050.0	—	39.2	427.6	11.4	29.3	—	1,129.9
2026	1,196.3	1,575.0	—	12.0	354.8	17.2	28.4	—	2,828.9
Thereafter	—	9,656.8	—	25.9	1,562.2	295.2	224.3	—	10,202.2
Totals	$1,920.1	$13,131.8	$250.0	$840.7	$3,462.4	$350.1	$350.2	$787.2	$17,630.1
(1)The initial term of the credit facility expires in June 2026 and includes, at our option, two six-month extensions. At September 30, 2022, there were $1.2 billion borrowings under our revolving credit facility. Commercial paper programs outstanding at September 30, 2022 were $723.8 million, which have matured and will mature between October 2022 and January 2023.
(2)Excludes non-cash net premiums recorded on notes payable of $241.3 million and deferred financing costs of $56.6 million. The table of obligations also excludes the October 2022 issuance of $750.0 million of senior unsecured notes due October 2032
(3)Excludes deferred financing costs of $295,000.
(4)Excludes both non-cash net premiums recorded on the mortgages payable of $15.6 million and deferred financing costs of $926,000.
(5)Interest on the term loan, notes, bonds, mortgages payable, credit facility and commercial paper programs has been calculated based on outstanding balances at period end through their respective maturity dates.
(6)Realty Income currently pays the ground lessors directly for the rent under the ground leases.
(7)Our clients, who are generally sub-clients under ground leases, are responsible for paying the rent under these ground leases. In the event our client fails to pay the ground lease rent, we are primarily responsible.
(8)“Other” consists of $764.9 million of commitments under construction contracts, and $22.3 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements.
Our credit facility, commercial paper programs, term loan, and notes payable obligations are unsecured. Accordingly, we have not pledged any assets as collateral for these obligations.

Unconsolidated Investments
As a result of our merger with VEREIT, we assumed an equity method investment in three unconsolidated entities. In July 2022, six of the seven properties owned by our industrial partnerships acquired in connection with the VEREIT merger were sold, and the seventh property was sold in September 2022. The gross purchase price for the properties was $905.0 million and we collected $113.5 million of net proceeds (after mortgage defeasance and closing costs) during the three months ended September 30, 2022, representing our proportionate share of partnership distributions. Up until the point of sale of these properties, we were responsible to fund our proportionate share of any operating cash deficits pursuant to the governance documents of the applicable entities. There were no further material commitments related to those investments. The debt held by the unconsolidated entities was secured by its properties, though was non-recourse to use with limited customary exceptions, which varied from loan to loan.
Dividend Policy
Distributions are paid monthly to holders of shares of our common stock.
Distributions are paid monthly to the limited partners holding common units of Realty Income, L.P. each on a per unit basis that is generally equal to the amount paid per share to our common stockholders.
In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2021, our cash distributions to common stockholders totaled $1.17 billion, or approximately 125.3% of our taxable income of $933.3 million. Our taxable income reflects non-cash deductions for depreciation and amortization. Our taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance. We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our cash on hand and funds from operations are sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders in the nine months ended September 30, 2022, totaled $1.34 billion, representing 76.0% of our adjusted funds from operations available to common stockholders of approximately $1.77 billion. In comparison, our cash distributions to common stockholders in 2021 totaled $1.17 billion, representing 78.5% our adjusted funds from operations available to common stockholders of $1.49 billion.
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

The following is a comparison of our results of operations for the three and nine months ended September 30, 2022, to the three and nine months ended September 30, 2021.
Total Revenue
The following summarizes our total revenue (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,		$ Increase
	2022	2021	2022	2021	Three Months	Nine Months
REVENUE
Rental (excluding reimbursable)	$781,883	$462,416	$2,297,272	$1,316,838	$319,467	$980,434
Rental (reimbursable)	44,063	23,921	129,039	69,120	20,142	59,919
Other	11,323	3,554	28,720	9,485	7,769	19,235
Total revenue	$837,269	$489,891	$2,455,031	$1,395,443	$347,378	$1,059,588
The increase in total revenue primarily relates to the merger with VEREIT and acquisitions for the nine months ended September 30, 2022.
Rental Revenue (excluding reimbursable)
The table below summarizes the increase in rental revenue (excluding reimbursable) in the three months ended September 30, 2022, compared to the three months ended September 30, 2021 (dollars in thousands):

			Three months ended September 30,		Increase/(Decrease)
	Number of Properties	Square Footage (1)	2022	2021	$ Change
Properties acquired during 2022 & 2021	1,781	42,439,083	$140,524	41,337	$99,187
Same store rental revenue (2)	9,645	168,085,523	612,270	606,426	5,844
Orion Divestiture	92	10,093,123	21	43,928	(43,907)
Constant currency adjustment (3)	N/A	N/A	3,725	7,716	(3,991)
Properties sold during and prior to 2022	393	9,587,827	9,037	9,428	(391)
Straight-line rent and other non-cash adjustments	N/A	N/A	2,788	4,895	(2,107)
Vacant rents, development and other (4)	307	6,573,977	11,628	12,468	(840)
Other excluded revenue (5)	N/A	N/A	1,890	3,195	(1,305)
Less: VEREIT rental revenue (6)	N/A	N/A	—	(266,977)	266,977
Totals			$781,883	$462,416	$319,467
(1) Excludes 5,913,131 square feet from properties ground leased to clients and 2,647,226 square feet from properties with no land or building ownership.
(2) The same store rental revenue percentage increase for the three months ended September 30, 2022 as compared with the same period in prior year is 1.0%.
(3) For purposes of comparability, same store rental revenue is presented on a constant currency basis using the exchange rate as of September 30, 2022, of 1.11 GBP/USD. None of the properties in Spain met our same store pool definition for the periods presented.
(4) Relates to the aggregate of (i) rental revenue from properties (292 properties comprising 5,869,312 square feet) that were available for lease during part of 2022 or 2021, and (ii) rental revenue for properties (15 properties comprising 704,665 square feet) under development.
(5) Primarily consists of lease termination revenue and reimbursements for tenant improvements and rental revenue that is not contractual base rent such as lease termination settlements.
(6) Amounts for the three months ended September 30, 2021 represent rental revenue from VEREIT properties, which were not included in our financial statements prior to the close of the merger on November 1, 2021.

The table below summarizes the increase in rental revenue (excluding reimbursable) in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 (dollars in thousands):

			Nine months ended September 30,		Increase/(Decrease)
	Number of Properties	Square Footage (1)	2022	2021	$ Change
Properties acquired during 2022 & 2021	1,781	42,439,083	$351,162	$66,111	$285,051
Same store rental revenue (2)	9,645	168,085,523	1,844,225	1,801,469	42,756
Orion Divestiture	92	10,093,123	430	132,518	(132,088)
Constant currency adjustment (3)	N/A	N/A	21,605	25,754	(4,149)
Properties sold during and prior to 2022	393	9,587,827	17,442	48,882	(31,440)
Straight-line rent and other non-cash adjustments	N/A	N/A	15,126	13,925	1,201
Vacant rents, development and other (4)	307	6,573,977	39,586	29,184	10,402
Other excluded revenue (5)	N/A	N/A	7,696	7,164	532
Less: VEREIT rental revenue (6)	N/A	N/A	—	(808,169)	808,169
Totals			2,297,272	1,316,838	980,434
(1) Excludes 5,913,131 square feet from properties ground leased to clients and 2,647,226 square feet from properties with no land or building ownership.
(2) The same store rental revenue percentage increase for the nine months ended September 30, 2022 as compared with the same period in prior year is 2.4%.
(3) For purposes of comparability, same store rental revenue is presented on a constant currency basis using the exchange rate as of September 30, 2022, of 1.11 GBP/USD. None of the properties in Spain met our same store pool definition for the periods presented.
(4) Relates to the aggregate of (i) rental revenue from properties (292 properties comprising 5,869,312 square feet) that were available for lease during part of 2022 or 2021, and (ii) rental revenue for properties (15 properties comprising 704,665 square feet) under development.
(5) Primarily consists of lease termination revenue and reimbursements for tenant improvements and rental revenue that is not contractual base rent such as lease termination settlements.
(6) Amounts for the nine months ended September 30, 2021 represent rental revenue from VEREIT properties, which were not included in our financial statements prior to the close of the merger on November 1, 2021.
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
Our calculation of same store rental revenue includes rent deferred for future payment as a result of lease concessions we granted in response to the COVID-19 pandemic and recognized under the practical expedient provided by the Financial Accounting Standards Board (FASB). Beginning with the first quarter of 2022, properties acquired through the merger with VEREIT were considered under each element of our Same Store Pool criterion, except for the requirement that the property be owned for the full comparative period. If the property was owned by VEREIT for the full comparative period and each of the other criterion were met, the property was included in our same store property pool. Our calculation of same store rental revenue also includes uncollected rent for which we have not granted a lease concession. If these applicable amounts of rent deferrals and uncollected rent were excluded from our calculation of same store rental revenue, the increases for the three and nine months ended September 30, 2022 relative to the comparable periods for 2021 would have been 0.3% and 2.5%, respectively.
Of the 11,733 properties in the portfolio at September 30, 2022, 11,587, or 98.8%, are single-client properties and the remaining are multi-client properties. Of the 11,587 single-client properties, 11,457, or 98.9%, were net leased at September 30, 2022.

Of the 12,146 in-place leases in the portfolio, which excludes 167 vacant units, 10,306, or 84.9%, were under leases that provide for increases in rents through:
•Base rent increases tied to inflation (typically subject to ceilings);
•Percentage rent based on a percentage of the clients’ gross sales;
•Fixed increases; or
•A combination of two or more of the above rent provisions.
Rent based on a percentage of our client's gross sales, or percentage rent, was $2.3 million in the three months ended September 30, 2022, $441,000 in the three months ended September 30, 2021, $8.3 million in the nine months ended September 30, 2022, and $2.0 million in the nine months ended September 30, 2021. We anticipate percentage rent to be less than 1% of rental revenue for 2022.
At September 30, 2022, our portfolio of 11,733 properties was 98.9% leased with 131 properties available for lease, as compared to 98.5% leased with 164 properties available for lease at December 31, 2021, and 98.8% leased with 86 properties available for lease at September 30, 2021. It has been our experience that approximately 1% to 4% of our property portfolio will be available for lease at any given time; however, it is possible that the number of properties available for lease or sale could increase in the future, given the nature of economic cycles and other unforeseen global events, such as the COVID-19 pandemic.
Rental Revenue (reimbursable)
A number of our leases provide for contractually obligated reimbursements from clients for recoverable real estate taxes and operating expenses. The increase in contractually obligated reimbursements by our clients in the periods presented is primarily due to the growth of our portfolio due to acquisitions.
Other Revenue
Other revenue primarily relates to interest income recognized on financing receivables for certain leases with above-market terms.
Total Expenses
The following summarizes our total expenses (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,		$ Increase/(Decrease)
	2022	2021	2022	2021	Three Months	Nine Months
EXPENSES
Depreciation and amortization	$419,016	$198,832	$1,232,215	$564,606	$220,184	$667,609
Interest	117,409	76,156	333,933	222,905	41,253	111,028
Property (excluding reimbursable)	8,656	5,741	28,202	20,775	2,915	7,427
Property (reimbursable)	44,063	23,921	129,039	69,120	20,142	59,919
General and administrative	34,096	23,813	100,934	66,458	10,283	34,476
Provisions for impairment	1,650	11,011	16,379	30,977	(9,361)	(14,598)
Merger and integration-related costs	3,746	16,783	12,994	30,081	(13,037)	(17,087)
Total expenses	$628,636	$356,257	$1,853,696	$1,004,922	$272,379	$848,774
Total revenue (1)	$793,206	$465,970	$2,325,992	$1,326,323
General and administrative expenses as a percentage of total revenue (1)	4.3%	5.1%	4.3%	5.0%
Property expenses (excluding reimbursable) as a percentage of total revenue (1)	1.1%	1.2%	1.2%	1.6%
(1) Excludes rental revenue (reimbursable). During 2021, we began presenting 'Other income, net', which consists of certain miscellaneous non-recurring revenue previously presented in 'Other' within 'Revenue,' in a separate caption in the consolidated statements of income and comprehensive income. There was no change to the general and administrative expense as a percentage of total revenue prior to this adjustment for the three and nine months ended September 30, 2021.
Depreciation and Amortization
The increase in depreciation and amortization for the three and nine months ended September 30, 2022, was primarily due to the acquisition of properties in 2021 and the merger with VEREIT. As discussed in the sections entitled “Funds from Operations Available to Common Stockholders (FFO) and Normalized Funds from Operations Available to Common Stockholders (Normalized FFO)" and “Adjusted Funds from Operations Available to Common Stockholders (AFFO),” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO, Normalized FFO, and AFFO.
Interest Expense
The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Interest on our credit facility, commercial paper, term loan, notes, mortgages and interest rate swaps	$131,160	$72,299	$376,448	$212,030
Credit facility commitment fees	1,358	958	3,521	2,844
Amortization of debt origination and deferred financing costs	3,653	3,010	10,056	8,346
Loss on interest rate swaps	734	734	2,180	2,180
Amortization of net mortgage premiums	(3,327)	(673)	(10,418)	(1,158)
Amortization of net note premiums	(15,762)	102	(47,185)	(37)
Interest capitalized	(789)	(423)	(1,729)	(1,604)
Capital lease obligation	382	149	1,060	304
Interest expense	$117,409	$76,156	$333,933	$222,905

Credit facility, commercial paper, term loan, mortgages and notes
Average outstanding balances (dollars in thousands)	$16,174,244	$9,282,808	$15,680,253	$8,857,204
Average interest rates	3.21%	3.02%	3.16%	3.10%
The increase in interest expense for the three and nine months ended September 30, 2022 is primarily due to the June 2022 issuance of £600 million in principal of Sterling denominated notes, January 2022 issuance of £500 million in principal of Sterling denominated notes, the issuance of $4.65 billion in principal of notes associated with the exchange offer and assumption of $839.1 million in principal of mortgage debt, both associated with our merger with VEREIT in November 2021, the July 2021 issuance of £750 million in principal of Sterling denominated notes, and higher average balances and rates on the credit facility and commercial paper borrowings, partially offset by the December 2021 early redemption on all $750.0 million in principal of the 4.650% notes due August 2023, and the January 2021 early redemption on all $950.0 million in principal of the 3.250% notes due October 2022.
During the nine months ended September 30, 2022, the weighted average interest rate on our:
•Revolving credit facility outstanding borrowings of $1.2 billion was 1.7%;
•Commercial paper outstanding borrowings of $723.8 million was 1.3%;
•Term loan outstanding of $250.0 million (excluding deferred financing costs of $295,000) was swapped to fixed at 3.8%;
•Mortgages payable of $840.7 million (excluding net premiums totaling $15.6 million and deferred financing costs of $926,000 on these mortgages) was 4.8%;
•Notes and bonds payable of $13.13 billion (excluding net unamortized original issue premiums of $241.3 million and deferred financing costs of $56.6 million) was 3.3%; and
•Notes, bonds, mortgages, term loan, and credit facility and commercial paper borrowings of $16.1 billion (excluding all net premiums and deferred financing costs) was 3.2%.

Property Expenses (excluding reimbursable)
Property expenses (excluding reimbursable) consist of costs associated with properties available for lease, non-net-leased properties and general portfolio expenses. Expenses related to properties available for lease and non-net-leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At September 30, 2022, 131 properties were available for lease or sale, as compared to 164 at December 31, 2021, and 86 at September 30, 2021.
The increase in property expenses (excluding reimbursable) for the three and nine months ended September 30, 2022, is primarily due to the increase in portfolio size, resulting in higher utilities, repairs and maintenance and property-related legal expenses.
Property Expenses (reimbursable)
The increase in property expenses (reimbursable) for the three and nine months ended September 30, 2022, was primarily attributable to our increased portfolio size, which contributed to higher operating expenses as a result of our acquisitions in 2021 and the nine months ended September 30, 2022, and an increase in ground lease rent, insurance, and property taxes paid on behalf of our clients.
General and Administrative Expenses
General and administrative expenses are expenditures related to the operations of our company, including employee-related costs, professional fees, and other general overhead costs associated with running our business.
The increase in general and administrative expenses for the three and nine months ended September 30, 2022, is primarily due to higher payroll-related costs and higher corporate-level professional fees, information technology, and corporate occupancy costs associated with the growth of the company, including the merger with VEREIT. At September 30, 2022, the headcount was 388 versus 257 at September 30, 2021.
Provisions for Impairment
The following table summarizes provisions for impairment during the periods indicated below (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Carrying value prior to impairment	$48.1	$35.0	$107.0	$85.7
Less: total provisions for impairment	(1.7)	(11.0)	(16.4)	(31.0)
Carrying value after impairment	46.4	24	90.6	54.7

Number of properties:
Classified as held for sale	3	—	3	—
Classified as held for investment	—	1	5	7
Sold	20	22	69	57
Merger and Integration-Related Costs
In conjunction with our merger with VEREIT, we incurred approximately $3.7 million and $13.0 million of merger and integration-related transaction costs during the three and nine months ended September 30, 2022, respectively, compared to approximately $16.8 million and $30.1 million during three and nine months ended September 30, 2021. Merger and integration-related costs consist of advisory fees, attorney fees, accountant fees, SEC filing fees and additional incremental and non-recurring costs necessary to convert data and systems, retain employees and otherwise enable us to operate the acquired business or assets efficiently.
Gain on Sales of Real Estate
The following summarizes our property dispositions, excluding our proportionate share of net proceeds from the disposition of properties by our consolidated industrial partnerships (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Number of properties sold	34	27	138	96
Net sales proceeds	$142.2	$31.9	$414.4	$123.5
Gain on sales of real estate	$42.6	$12.1	$93.4	$35.4

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
In June 2022, following the early prepayment of our Sterling-denominated intercompany loan receivable from our consolidated foreign subsidiaries, we terminated the four cross-currency swaps used to hedge the foreign currency exposure of the intercompany loan. As the hedge relationship was terminated and the future principal and interest associated with the prepaid intercompany loan will not occur, $20.0 million gain was reclassified from accumulated other comprehensive income, or AOCI, to 'Foreign currency and derivative loss, net' during the nine months ended September 30, 2022. The reclassification from AOCI was offset by $7.9 million in losses from the intercompany loan remeasurement on the final exchange.
Gain (loss) on extinguishment of debt
In September 2021, we completed the early redemption on $12.5 million in principal of a mortgage due June 2032, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $4.0 million loss on extinguishment of debt for the nine months ended September 30, 2021.

In January 2021, we completed the early redemption on all $950.0 million in principal amount of outstanding 3.250% notes due October 2022, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $46.5 million loss on extinguishment of debt for the nine months ended September 30, 2021.
Equity in Income and Impairment of Investment in Unconsolidated Entities
Equity in income of unconsolidated entities for the three and nine months ended September 30, 2022, relates to three equity method investments that were acquired in our merger with VEREIT. The loss for the three and nine months ended September 30, 2022 is primarily driven by an other than temporary impairments. There were no comparative investments for the three and nine months ended September 30, 2021. During the third quarter of 2022 all seven of the properties owned by our industrial partnerships acquired in connection with the VEREIT merger were sold.
Other Income, Net
Certain miscellaneous non-recurring revenue is included in other income, net. The increase in the three and nine months ended September 30, 2022, is primarily related to insurance proceeds received from property losses and other non-recurring settlements.
Income Taxes
Income taxes are for city and state income and franchise taxes, and for international income taxes accrued or paid by us and our subsidiaries. The increase in income taxes for the three and nine months ended September 30, 2022, was primarily attributable to our increased volume of U.K. investments, which contributed to higher U.K. income taxes as compared to the same period in 2021.
Net Income Available to Common Stockholders
The following summarizes our net income available to common stockholders (dollars in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,		% Increase
	2022	2021	2022	2021	Three Months	Nine Months
Net income available to common stockholders	$219.6	$135.0	$642.1	$355.4	62.7%	80.7%
Net income per share (1)	$0.36	$0.34	$1.06	$0.94	5.9%	12.8%
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
The increase in net income available to common stockholders for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021 primarily related to the increase in the size of our portfolio due to the merger with VEREIT, which closed on November 1, 2021. In addition, net income available to common stockholders for the nine months ended September 30, 2021, was impacted by the following transactions: (i) a $50.5 million loss on extinguishment of debt, primarily due to the January 2021 early redemption of the 3.250% notes due October 2022 recorded in the three months ended March 31, 2021, (ii) $30.1 million of merger-related costs related to our merger with VEREIT, of which $16.8 million related to the three months ended September 30, 2021, and (iii) $31.0 million of provisions for impairment, of which $11.0 million related to the three months ended September 30, 2021.
Adjusted Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate (Adjusted EBITDAre)
The National Association of Real Estate Investment Trusts (Nareit) established an EBITDA metric for real estate companies (i.e., EBITDA for real estate, or EBITDAre) it believed would provide investors with a consistent measure to help make investment decisions among REITs. Our definition of “Adjusted EBITDAre” is generally consistent with the Nareit definition, other than our adjustments to remove foreign currency and derivative gain and loss, excluding gain and loss from the settlement of foreign currency forwards not designated as hedges, (which is consistent with our previous calculations of "Adjusted EBITDA"). We define Adjusted EBITDAre, a non–GAAP financial measure, for the most recent quarter as earnings (net income) before (i) interest expense, including non-cash loss (gain) on swaps, (ii) income and franchise taxes, (iii) gain (loss) on extinguishment of debt, (iv) real estate depreciation and amortization, (v) provisions for impairment, (vi) merger and integration-related costs, (vii) gain on sales of real estate, (viii) foreign currency and derivative gain, net (as described in the Adjusted Funds from Operations section), and (ix) equity in income and impairment of investment in unconsolidated entities. Our Adjusted EBITDAre may not be comparable to Adjusted EBITDAre reported by other companies or as defined by Nareit, and other companies may interpret or define Adjusted EBITDAre differently than we do. Management believes Adjusted EBITDAre to be a meaningful measure of a REIT’s performance because it provides a view of our operating performance, analyzes our ability to meet interest payment obligations before the effects of income tax, depreciation and amortization expense, provisions for impairment, gain on sales of real estate and other items, as defined above, that affect comparability, including the removal of non-recurring and non-cash items that industry observers believe are less relevant to evaluating the operating performance of a company. In addition, EBITDAre is widely followed by industry analysts, lenders, investors, rating agencies, and others as a means of evaluating the operational cash generating capacity of a company prior to servicing debt obligations. Management also believes the use of an annualized quarterly Adjusted EBITDAre metric, which we refer to as Annualized Adjusted EBITDAre, is meaningful because it represents our current earnings run rate for the period presented. Annualized Adjusted EBITDAre and Annualized Pro Forma Adjusted EBITDAre, as defined below, are also used to determine the vesting of performance share awards granted to executive officers. Annualized Adjusted EBITDAre should be considered along with, but not as an alternative to net income as a measure of our operating performance. We define Annualized Pro Forma Adjusted EBITDAre as Annualized Adjusted EBITDAre, subject to certain adjustments to incorporate Adjusted EBITDAre from properties we acquired or stabilized during the applicable quarter and to remove Adjusted EBITDAre from properties we disposed of during the applicable quarter, and includes transaction accounting adjustments in accordance with U.S. GAAP, giving pro forma effect to all transactions as if they occurred at the beginning of the applicable period. Our calculation includes all adjustments consistent with the requirements to present Adjusted EBITDAre on a pro forma basis in accordance with Article 11 of Regulation S-X. The Annualized Pro Forma Adjustments are consistent with the debt service coverage ratio calculated under financial covenants for our senior unsecured notes. We believe Annualized Pro Forma Adjusted EBITDAre is a useful non-GAAP supplemental measure, as it excludes properties that were no longer owned at the balance sheet date and includes the annualized rent from properties acquired during the quarter. Management also uses our ratios of net debt-to-Annualized Adjusted EBITDAre and net debt-to Annualized Pro Forma Adjusted EBITDAre as measures of leverage in assessing our financial performance, which is calculated as net debt (which we define as total debt per the consolidated balance sheets, excluding deferred financing costs and net premiums and discounts, but including our proportionate share on debt from unconsolidated entities, less cash and cash equivalents), divided by annualized quarterly Adjusted EBITDAre and annualized Pro Forma Adjusted EBITDAre, respectively.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to Adjusted EBITDAre and Annualized Pro Forma EBITDAre calculations for the periods indicated below (dollars in thousands):

	Three months ended September 30,
	2022		2021
Net income	$220,287		$135,276
Interest	117,409		76,156
(Gain) loss on extinguishment of debt	(240)		3,983
Income taxes	10,163		6,079
Depreciation and amortization	419,016		198,832
Provisions for impairment	1,650		11,011
Merger and integration-related costs	3,746		16,783
Gain on sales of real estate	(42,883)		(12,094)
Foreign currency and derivative losses, net	22,893		2,374
Gain on settlement of foreign currency forwards	2,784		—
Equity in income and impairment of investment in unconsolidated entities	662		—
Quarterly Adjusted EBITDAre	$755,487		$438,400
Annualized Adjusted EBITDAre (1)	$3,021,948		$1,753,600
Annualized Pro Forma Adjustments	$31,700		$43,910
Annualized Pro Forma Adjusted EBITDAre	$3,053,648		$1,797,510
Total debt per the consolidated balance sheets, excluding deferred financing costs and net premiums and discounts	$16,142,608		$9,293,592
Less: Cash and cash equivalents	(187,745)		(516,983)
Net Debt (2)	$15,954,863		$8,776,609
Net Debt/Annualized Adjusted EBITDAre (3)	5.3	x	5.0	x
Net Debt/Annualized Pro Forma Adjusted EBITDAre(3)	5.2	x	4.9	x
(1) We calculate Annualized Adjusted EBITDAre by multiplying the Quarterly Adjusted EBITDAre by four.
(2) Net Debt is total debt per our consolidated balance sheets, excluding deferred financing costs and net premiums and discounts, but including our proportionate share on debt from unconsolidated entities, less cash and cash equivalents.
(3) During 2021, Net Debt was adjusted to exclude deferred financing costs and net premiums and discounts. The adjustment of Net Debt did not impact the calculation for the Net Debt/Annualized Adjusted EBITDAre for the three months ended September 30, 2021.
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

	Three months ended September 30,
Dollars in thousands	2022	2021
Annualized pro forma adjustments from properties acquired or stabilized	$68,589	$45,901
Annualized pro forma adjustments from properties disposed	(36,889)	(1,991)
Annualized Pro forma Adjustments	$31,700	$43,910

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

	Three months ended September 30,		Nine months ended September 30,		% Increase
	2022	2021	2022	2021	Three Months	Nine Months
FFO available to common stockholders	$597.2	$332.3	$1,807.4	$914.4	79.7%	97.7%
FFO per share (1)	$0.97	$0.85	$2.99	$2.41	14.1%	24.1%
Normalized FFO available to common stockholders	$600.9	$349.1	$1,820.4	$944.5	72.1%	92.7%
Normalized FFO per share (1)	$0.97	$0.89	$3.01	$2.49	9.0%	20.9%
(1) All per share amounts are presented on a diluted per common share basis.
FFO and Normalized FFO for the three and nine months ended September 30, 2022 and 2021 were impacted by the same transactions listed under "Net Income Available to Common Stockholders" on pages 55-56, with the exception of provisions for impairment, which do not impact FFO and Normalized FFO.
The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and Normalized FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income available to common stockholders	$219,567	$134,996	$642,143	$355,415
Depreciation and amortization	419,016	198,832	1,232,215	564,606
Depreciation of furniture, fixtures and equipment	(511)	(230)	(1,478)	(674)
Provisions for impairment	1,650	11,011	16,379	30,977
Gain on sales of real estate	(42,883)	(12,094)	(93,611)	(35,396)
Proportionate share of adjustments for unconsolidated entities (1)	717	—	12,812	—
FFO adjustments allocable to noncontrolling interests	(402)	(180)	(1,075)	(511)
FFO available to common stockholders	$597,154	$332,335	$1,807,385	$914,417
FFO allocable to dilutive noncontrolling interests	985	356	2,569	1,062
Diluted FFO	$598,139	$332,691	$1,809,954	$915,479

FFO available to common stockholders	$597,154	$332,335	$1,807,385	$914,417
Merger and integration-related costs	3,746	16,783	12,994	30,081
Normalized FFO available to common stockholders	$600,900	$349,118	$1,820,379	$944,498
Normalized FFO allocable to dilutive noncontrolling interests	985	356	2,569	1,062
Diluted Normalized FFO	$601,885	$349,474	$1,822,948	$945,560

FFO per common share, basic and diluted	$0.97	$0.85	$2.99	$2.41

Normalized FFO per common share, basic and diluted	$0.97	$0.89	$3.01	$2.49

Distributions paid to common stockholders	$458,586	$273,791	$1,342,695	$797,847
FFO available to common stockholders in excess of distributions paid to common stockholders	$138,568	$58,544	$464,690	$116,570
Normalized FFO available to common stockholders in excess of distributions paid to common stockholders	$142,314	$75,327	$477,684	$146,651
Weighted average number of common shares used for FFO and normalized FFO:
Basic	617,511,609	391,913,478	604,463,977	379,291,782
Diluted	619,201,363	392,513,520	605,958,422	379,872,546
(1)Includes an other than temporary impairment of $0.7 million and $8.5 million recognized during the three and nine months ended September 30, 2022, respectively, on our investment in unconsolidated entities, all of which were sold as of September 30, 2022.
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

	Three months ended September 30,		Nine months ended September 30,		% Increase
	2022	2021	2022	2021	Three months	Nine months
AFFO available to common stockholders	$603.6	$356.8	$1,767.4	$1,002.7	69.2%	76.3%
AFFO per share (1)	$0.98	$0.91	$2.92	$2.64	7.7%	10.6%
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
The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to Normalized FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income available to common stockholders	$219,567	$134,996	$642,143	$355,415
Cumulative adjustments to calculate Normalized FFO (1)	381,333	214,122	1,178,236	589,083
Normalized FFO available to common stockholders	600,900	349,118	1,820,379	944,498
(Gain) loss on extinguishment of debt	(240)	3,983	(367)	50,456
Amortization of share-based compensation	5,099	4,315	16,742	12,484
Amortization of net debt premiums and deferred financing costs (2)	(16,728)	1,394	(50,772)	4,284
Loss on interest rate swaps	735	733	2,181	2,179
Straight-line payments from cross-currency swaps (3)	0	513	884	1,715
Leasing costs and commissions	(686)	(1,199)	(3,853)	(2,026)
Recurring capital expenditures	(273)	(365)	(459)	(415)
Straight-line rent and expenses, net	(29,628)	(14,801)	(85,004)	(36,268)
Amortization of above and below-market leases, net	17,422	10,312	47,466	23,546
Proportionate share of adjustments for unconsolidated entities	(85)	—	(4,239)	—
Other adjustments (4)	27,050	2,834	24,434	2,253
AFFO available to common stockholders	$603,566	$356,837	$1,767,392	$1,002,706
AFFO allocable to dilutive noncontrolling interests	1,006	351	2,613	1,047
Diluted AFFO	$604,572	$357,188	$1,770,005	$1,003,753

AFFO per common share, basic and diluted	$0.98	$0.91	$2.92	$2.64

Distributions paid to common stockholders	$458,586	$273,791	$1,342,695	$797,847

AFFO available to common stockholders in excess of distributions paid to common stockholders	$144,980	$83,046	$424,697	$204,859
Weighted average number of common shares used for computation per share:
Basic	617,511,609	391,913,478	604,463,977	379,291,782
Diluted	619,201,363	392,513,520	605,958,422	379,872,546
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
(3) Straight-line payments from cross-currency swaps represent quarterly payments in U.S. dollars received by us from counterparties in exchange for associated foreign currency payments. In June 2022, we terminated the four cross-currency swaps subject to this adjustment. The nine months ended September 30, 2022 includes the adjustment through the termination date.
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
PROPERTY PORTFOLIO INFORMATION
At September 30, 2022, we owned a diversified portfolio:
•Consisting of 11,733 properties;
•With an occupancy rate of 98.9%(1), or 11,602 properties leased and 131 properties available for lease or sale;
•With clients doing business in 79 separate industries;
•Located in all 50 U.S. states, Puerto Rico, the U.K. and Spain;
•With approximately 225.7 million square feet of leasable space;
•With a weighted average remaining lease term (excluding rights to extend a lease at the option of the client) of approximately 8.8 years; and
•With an average leasable space per property of approximately 19,230 square feet; approximately 13,100 square feet per retail property and approximately 235,790 square feet per industrial property.
(1) Excludes four properties with ancillary leases only, such as cell towers and billboards.
At September 30, 2022, 11,602 properties were leased under net lease agreements. A net lease typically requires the client to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, clients of our properties typically pay rent increases based on: (1) fixed increases, (2) increases tied to inflation (typically subject to ceilings), or (3) additional rent calculated as a percentage of the clients' gross sales above a specified level.
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

	Percentage of Total Portfolio Annualized Contractual Rent by Industry (1)
	As of
	Sept 30, 2022	Dec 31, 2021	Dec 31, 2020	Dec 31, 2019	Dec 31, 2018

Grocery stores	10.3%	10.2%	9.8%	7.9%	5.0%
Convenience stores	9.0	9.1	11.9	12.3	12.6
Dollar stores	7.7	7.5	7.6	7.9	7.3
Restaurants - quick service	6.4	6.6	5.3	5.8	6.3
Drug stores	6.2	6.6	8.2	8.8	9.4
Restaurants - casual dining	5.5	5.9	2.8	3.2	3.3
Home improvement	5.0	5.1	4.3	2.9	2.8
Health and fitness	4.7	4.7	6.7	7.0	7.1
Automotive service	3.9	3.2	2.7	2.6	2.2
General merchandise	3.9	3.7	3.4	2.5	2.1
(1) The presentation of Top 10 Industry Concentrations combines total portfolio contractual rent from the U.S. and Europe. Europe consists of properties in the U.K., starting in May 2019, and in Spain, starting in September 2021.

Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of September 30, 2022 (dollars in thousands):

Property Type	Number of Properties	Approximate Leasable Square Feet (1)	Total Portfolio Annualized Contractual Rent	Percentage of Total Portfolio Annualized Contractual Rent
Retail	11,400	149,442,600	$2,656,115	84.6%
Industrial	314	74,037,100	438,474	13.9
Other (2)	19	2,179,200	48,608	1.5
Totals	11,733	225,658,900	$3,143,197	100.0%
(1)Includes leasable building square footage. Excludes 1,610 acres of leased land categorized as agriculture at September 30, 2022.
(2)"Other" includes eight properties classified as office, consisting of approximately 2.0 million leasable square feet and $25.6 million in annualized contractual rent, and 11 properties classified as agriculture, consisting of approximately 157,300 leasable square feet and $23.0 million in annualized contractual rent.
Client Diversification
The following table sets forth the 20 largest clients in our property portfolio, expressed as a percentage of total portfolio annualized contractual rent, which does not give effect to deferred rent, at September 30, 2022:

Client	Number of Leases	Percentage of Total Portfolio Annualized Contractual Rent (1)
Dollar General	1,438	4.2%
Walgreens	341	3.9
7-Eleven	632	3.8
Dollar Tree / Family Dollar	1,057	3.5
FedEx	81	2.8
LA Fitness	76	2.3
BJ's Wholesale Clubs	33	1.9
Sainsbury's	27	1.8
B&Q (Kingfisher)	36	1.7
CVS Pharmacy	183	1.7
Lifetime Fitness	21	1.7
Wal-Mart / Sam's Club	66	1.7
AMC Theaters	35	1.6
Red Lobster	200	1.5
Regal Cinemas (Cineworld)	41	1.5
Tractor Supply	165	1.4
Tesco	16	1.3
Home Depot	29	1.2
Kroger	31	1.1
Fas Mart (GPM Investments)	260	1.0
Total	4,768	41.3%
(1)Amounts for each client are calculated independently; therefore, the individual percentages may not sum to the total.

Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the client) and their contribution to total portfolio annualized contractual rent as of September 30, 2022 (dollars in thousands):

Total Portfolio (1)
	Expiring Leases		Approximate Leasable Square Feet	Total Portfolio Annualized Contractual Rent	Percentage of Total Portfolio Annualized Contractual Rent
Year	Retail	Non-Retail
2022	67	4	848,400	$10,384	0.3
2023	608	24	8,416,400	112,238	3.6
2024	691	31	13,715,300	157,098	5.0
2025	844	35	13,955,500	197,071	6.3
2026	783	32	15,885,500	182,868	5.8
2027	1,351	34	21,724,400	265,394	8.4
2028	1,158	37	22,170,300	261,870	8.3
2029	883	20	18,775,800	225,784	7.2
2030	540	20	15,116,500	169,843	5.4
2031	475	35	20,745,700	233,083	7.4
2032	704	18	12,899,300	199,703	6.5
2033	557	13	12,596,800	162,275	5.2
2034	542	6	10,146,400	205,349	6.5
2035	409	3	4,713,700	104,514	3.3
2036	405	8	6,977,300	126,818	4.0
2037 - 2059	1,772	37	24,911,900	528,905	16.8
Totals	11,789	357	223,599,200	$3,143,197	100.0%
(1)Leases on our multi-client properties are counted separately in the table above. This table excludes 167 vacant units.

Geographic Diversification
The following table sets forth certain state-by-state information regarding our property portfolio as of September 30, 2022 (dollars in thousands):

Location	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Percentage of Total Portfolio Annualized Contractual Rent
Alabama	385	97	4,207,900	2.0%
Alaska	6	100	299,700	0.1
Arizona	230	100	3,589,100	1.9
Arkansas	223	100	2,441,800	1.1
California	324	99	11,384,400	6.0
Colorado	163	98	2,634,700	1.5
Connecticut	25	96	1,237,300	0.4
Delaware	25	100	189,900	0.1
Florida	723	99	9,688,100	5.2
Georgia	511	99	8,262,400	3.6
Hawaii	22	100	47,800	0.2
Idaho	27	100	189,100	0.1
Illinois	483	98	12,048,800	5.2
Indiana	393	99	7,227,500	2.8
Iowa	93	99	2,908,500	0.9
Kansas	179	100	4,531,500	1.2
Kentucky	312	99	5,376,300	1.7
Louisiana	328	100	4,988,300	2.1
Maine	54	100	1,004,900	0.5
Maryland	73	96	2,822,700	1.3
Massachusetts	90	100	3,104,500	1.4
Michigan	459	99	5,525,400	2.9
Minnesota	231	99	3,513,100	1.9
Mississippi	281	99	4,236,800	1.3
Missouri	345	99	4,770,500	2.0
Montana	21	100	204,500	0.1
Nebraska	75	99	1,013,000	0.4
Nevada	71	100	2,633,800	1.0
New Hampshire	29	100	561,500	0.3
New Jersey	142	99	2,225,900	1.7
New Mexico	102	98	1,299,200	0.6
New York	239	99	4,315,400	3.1
North Carolina	380	98	7,823,500	3.2
North Dakota	21	90	343,300	0.2
Ohio	675	99	14,541,600	4.5
Oklahoma	285	99	3,919,700	1.7
Oregon	41	100	650,400	0.4
Pennsylvania	335	99	5,904,400	2.7
Rhode Island	6	100	99,800	0.1
South Carolina	286	99	4,101,700	1.9
South Dakota	29	100	428,400	0.2
Tennessee	409	98	6,787,800	2.6
Texas	1,507	99%	25,200,900	11.1
Utah	36	100	1,529,500	0.5
Vermont	7	100	134,900	0.1
Virginia	350	98	5,942,400	2.5
Washington	77	100	1,769,500	1.0
West Virginia	75	100	729,900	0.4
Wisconsin	266	100	5,221,000	2.1
Wyoming	23	100	157,700	0.1
Puerto Rico	6	100	59,400	0.1
United Kingdom	203	100	17,868,700	9.0
Spain	52	100%	3,960,100	1.0
Totals/average	11,733	99%	225,658,900	100.0%

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
The following table presents, by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of September 30, 2022. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of Principal Due	Fixed rate debt	Weighted average rate on fixed rate debt	Variable rate debt	Weighted average rate on variable rate debt
2022	$1.1	4.74%	$703.8	1.52%
2023	22.0	4.44	20.0	2.05
2024	1,840.5	4.48	—	—
2025	1,089.2	4.23	—	—
2026	1,587.0	3.72	1,196.3	3.70
Thereafter	9,682.7	2.99	—	—
Totals (1)	$14,222.5	3.36%	$1,920.1	2.88%
Fair Value (2)	$12,390.1		$1,920.1
(1)Excludes net premiums recorded on mortgages payable, net premiums recorded on notes payable and deferred financing costs on mortgages payable, notes payable, and our term loan. At September 30, 2022, the unamortized balance of net premiums on mortgages payable is $15.6 million, the unamortized balance of net premiums on notes payable is $241.3 million, and the balance of deferred financing costs on mortgages payable is $926,000, on notes payable is $56.6 million, and on the term loan is $295,000.
(2)We base the estimated fair value of the publicly-traded fixed rate senior notes and bonds at September 30, 2022, on the indicative market prices and recent trading activity of our senior notes and bonds payable. We base the estimated fair value of our fixed rate mortgages and private senior notes payable at September 30, 2022, on the relevant forward interest rate curve, plus an applicable credit-adjusted spread. We believe that the carrying values of the line of credit and commercial paper borrowings and term loan balance reasonably approximate their estimated fair values at September 30, 2022.
The table above incorporates only those exposures that exist as of September 30, 2022. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.
At September 30, 2022, our outstanding notes, bonds and mortgages payable had fixed interest rates. Interest on our credit facility and commercial paper borrowings and term loan balance is variable. However, the variable interest rate feature on our term loan has been mitigated by an interest rate swap agreement. Based on our revolving credit facility balance of $1.2 billion at September 30, 2022, a 1% change in interest rates would change our interest rate costs by $12.0 million per year.
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

As of and for the quarter ended September 30, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.
Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2022 our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Changes in Internal Controls
As a result of our merger with VEREIT in November 2021, we were operating two separate enterprise resource planning (ERP) systems to generate our financial statements. During the three months ended June 30, 2022, we integrated these two ERP platforms into one primary system. We have updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes for the integration of these parallel ERP systems into a central platform. Except as described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2021 Incentive Award Plan of Realty Income Corporation:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
July 1, 2022 — July 31, 2022	173	$70.15
August 1, 2022 — August 31, 2022	213	73.66
September 1, 2022 — September 30, 2022	120	68.45
Total	506	71.22
(1)All 506 shares of common stock purchased during the three months ended September 30, 2022 were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2021 Incentive Award Plan of Realty Income Corporation. The withholding of common stock by us could be deemed a purchase of such common stock.

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

4.47	Form of 4.600% Notes due February 6, 2024. (filed as exhibit 4.2 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.48	Form of 4.625% Notes due November 1, 2025. (filed as exhibit 4.3 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.49	Form of 4.875% Notes due June 1, 2026. (filed as exhibit 4.4 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.50	Form of 3.950% Notes due August 15, 2027. (filed as exhibit 4.5 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.51	Form of 3.400% Notes due January 15, 2028. (filed as exhibit 4.6 to the Company's Form 8-K, filed on November 15, 2021(File No. 001-13374), and incorporated herein by reference).
4.52	Form of 2.200% Notes due June 15, 2028. (filed as exhibit 4.7 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.53	Form of 3.100% Notes due December 15, 2029. (filed as exhibit 4.8 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.54	Form of 2.850% Notes due December 15, 2032. (filed as exhibit 4.9 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.55	Form of 5.625% Notes due October 13, 2032. (filed as exhibit 4.2 to the Company's Form 8-K, filed on October 13, 2022 (File No. 001-13374), and incorporated herein by reference).
4.56
Officers’ Certificate dated October 13, 2022 pursuant to Sections 201, 301 and 303 of the Indenture dated as of October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing the terms of a new series of debt securities entitled “5.625% Notes due 2032” and including the form of debt securities of such series (filed as exhibit 4.3 to the Company’s Form 8-K, filed on October 13, 2022 (File No. 001-13374), and incorporated herein by reference)

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

Interactive Data Files
*101
The following materials from Realty Income Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 formatted in Inline Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Extensible Business Reporting Language.
* Filed herewith.
+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: November 3, 2022	/s/ SEAN P. NUGENT
Sean P. Nugent
Senior Vice President, Controller and Principal Accounting Officer
(Principal Accounting Officer)