Form 10-K
period 2022-12-31
REALTY INCOME CORP
filed 2023-02-22
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022, or
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
At June 30, 2022, the aggregate market value of the Registrant’s shares of common stock, $0.01 par value, held by non-affiliates of the Registrant was $42.1 billion based upon the last reported sale price of $68.26 per share on the New York Stock Exchange on June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter. The determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination for other purposes.
There were 660,520,906 shares of common stock outstanding as of February 15, 2023.
DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13, and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for Realty Income Corporation’s Annual Meeting expected to be held on May 23, 2023, to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

REALTY INCOME CORPORATION
Index to Form 10-K
December 31, 2022

PART I		Page
Item 1:	Business	3
	The Company	3
	Recent Developments	4
	Dividend Policy	8
	Business Philosophy and Strategy	9
	Property Portfolio Information	16
	Forward-Looking Statements	21
Item 1A:	Risk Factors	21
Item 1B:	Unresolved Staff Comments	36
Item 2:	Properties	36
Item 3:	Legal Proceedings	36
Item 4:	Mine Safety Disclosures	36
PART II
Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	36
Item 6:	Reserved	37
Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
	General	37
	Liquidity and Capital Resources	37
	Results of Operations	43
	Funds from Operations Available to Common Stockholders ("FFO") and Normalized Funds from Operations Available to Common Stockholders ("Normalized FFO")	54
	Adjusted Funds from Operations Available to Common Stockholders ("AFFO")	56
	Impact of Inflation	58
	Impact of Newly Adopted Accounting Standards	58
Item 7A:	Quantitative and Qualitative Disclosures About Market Risk	58
Item 8:	Financial Statements and Supplementary Data	60
Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	105
Item 9A:	Controls and Procedures	106
Item 9B:	Other Information	107
Item 9C:	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	107
PART III

PART I
Item 1:         Business
In this Annual Report on Form 10-K, unless the context otherwise requires, references to “Realty Income,” the “Company,” “we,” “our” or “us” refer to Realty Income Corporation and our subsidiaries. Our financial results for the periods presented reflect our merger with VEREIT, Inc. ("VEREIT") from the merger date of November 1, 2021; therefore, periods prior to that date do not reflect the impact of the VEREIT merger.
THE COMPANY
Realty Income, The Monthly Dividend Company®, is an S&P 500 company and member of the S&P 500 Dividend Aristocrats® index for having increased its dividend every year for over 25 consecutive years. We invest in people and places to deliver dependable monthly dividends that increase over time. We are structured as a real estate investment trust ("REIT"), requiring us to annually distribute at least 90% of our taxable income (excluding net capital gains) in the form of dividends to our stockholders. The monthly dividends are supported by the cash flow generated from real estate in which we own or hold interests in under long-term net lease agreements with our commercial clients.
Realty Income was founded in 1969, and listed on the New York Stock Exchange ("NYSE": O) in 1994.  Over the past 54 years, Realty Income has been acquiring and managing freestanding commercial properties that generate rental revenue under long-term net lease agreements with our commercial clients.
At December 31, 2022, our diversified portfolio consisted of:
•Owned or held interests in 12,237 properties;
•An occupancy rate of 99.0%, or 12,111 properties leased and 126 properties available for lease or sale;
•Clients doing business in 84 separate industries;
•Locations in all 50 United States ("U.S."), Puerto Rico, the United Kingdom ("U.K."), Spain, and Italy;
•Approximately 236.8 million square feet of leasable space;
•A weighted average remaining lease term (excluding rights to extend a lease at the option of our client) of approximately 9.5 years; and
•An average leasable space per property of approximately 19,350 square feet, approximately 13,000 square feet per retail property and approximately 234,100 square feet per industrial property.
Of the 12,237 properties in the portfolio at December 31, 2022, 12,018, or 98.2%, are single-client properties, of which 11,894 were leased, and the remaining are multi-client properties.
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
In January 2023, we had 395 employees, inclusive of four part-time employees, as compared to 371 employees, inclusive of four part-time employees, in January 2022.
We maintain a corporate website at www.realtyincome.com. On our website we make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, Form 3s, Form 4s, Form 5s, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file these reports with the Securities and Exchange Commission (the "SEC"). None of the information on our website is deemed to be part of this report.

RECENT DEVELOPMENTS
Increases in Monthly Dividends to Common Stockholders
We have continued our 54-year policy of paying monthly dividends. In addition, we increased the dividend four times during 2022 and twice during 2023. As of February 2023, we have paid 101 consecutive quarterly dividend increases and increased the dividend 119 times since our listing on the NYSE in 1994.

	Month	Month	Monthly Dividend	Increase
2022 Dividend increases	Declared	Paid	per share	per share
1st increase	Dec 2021	Jan 2022	$0.2465	$0.0005
2nd increase	Mar 2022	Apr 2022	$0.2470	$0.0005
3rd increase	Jun 2022	Jul 2022	$0.2475	$0.0005
4th increase	Sep 2022	Oct 2022	$0.2480	$0.0005

2023 Dividend increases
1st increase	Dec 2022	Jan 2023	$0.2485	$0.0005
2nd increase	Feb 2023	Mar 2023	$0.2545	$0.0060
The dividends paid per share during 2022 totaled $2.967, as compared to $2.833 during 2021, an increase of $0.134, or 4.7%.
The monthly dividend of $0.2545 per share represents a current annualized dividend of $3.0540 per share, and an annualized dividend yield of 4.8% based on the last reported sale price of our common stock on the NYSE of $63.43 on December 31, 2022. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.
Acquisitions During 2022
Below is a listing of our acquisitions in the U.S. and Europe for the year ended December 31, 2022:

	Number of Properties	Leasable Square Feet (in thousands, unaudited)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Weighted Average Cash Lease Yield (1)
Year ended December 31, 2022 (2)
Acquisitions - U.S.	990	15,774	$5,746.4	19.3	6.0%
Acquisitions - Europe	94	11,179	2,441.3	8.9	6.0%
Total acquisitions	1,084	26,953	$8,187.7	16.3	6.0%
Properties under development (3)	217	5,500	807.6	15.0	5.3%
Total (4)	1,301	32,453	$8,995.3	16.2	5.9%
(1)The initial weighted average cash lease yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property. Since it is possible that a client could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above. Contractual net operating income used in the calculation of initial weighted average cash yield includes approximately $10.5 million received as settlement credits as reimbursement of free rent periods for the year ended December 31, 2022.
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
(2)None of our investments during the year ended December 31, 2022, caused any one client to be 10% or more of our total assets at December 31, 2022.
(3)Includes five U.K. development properties that represent an investment of £40.9 million during the year ended December 31, 2022, converted at the applicable exchange rate on the funding date.
(4)Our clients occupying the new properties are 71.4% retail, 19.1% gaming, 6.5% industrial and 3.0% other property types (including 2.7% agricultural and 0.3% office) based on rental revenue. Approximately 23% of the rental revenue generated from acquisitions during the year ended December 31, 2022 is from our investment grade rated clients, their subsidiaries or affiliated companies.

Appointment of New Chief Operating Officer ("COO")
Effective January 2023, Gregory J. Whyte assumed his new role as our Executive Vice President and COO. Mr. Whyte has a background in investment banking and he has served in both advisory roles and as director for several publicly traded companies.
Portfolio Discussion
Leasing Results
At December 31, 2022, we had 126 properties available for lease or sale out of 12,237 properties in our portfolio, which represents a 99.0% occupancy rate based on the number of properties in our portfolio. Our property-level occupancy rates exclude properties with ancillary leases only, such as cell towers and billboards.
Below is a summary of our portfolio activity for the periods indicated below:

Three months ended December 31, 2022
Properties available for lease at September 30, 2022	131
Lease expirations (1)	185
Re-leases to same client	(151)
Re-leases to new client	(9)
Vacant dispositions	(30)
Properties available for lease at December 31, 2022	126

Year ended December 31, 2022
Properties available for lease at December 31, 2021	164
Lease expirations (1)	719
Re-leases to same client	(571)
Re-leases to new client	(34)
Vacant dispositions	(152)
Properties available for lease at December 31, 2022	126
(1)Includes scheduled and unscheduled expirations (including leases rejected in bankruptcy), as well as future expirations resolved in the periods indicated above.
During the three months ended December 31, 2022, the new annualized contractual rent on re-leases was $39.16 million, as compared to the previous annual contractual rent of $37.71 million on the same units, representing a rent recapture rate of 103.8% on the units re-leased. We re-leased six units to new clients without a period of vacancy, and seven units to new clients after a period of vacancy.
During the year ended December 31, 2022, the new annualized contractual rent on re-leases was $139.72 million, as compared to the previous annualized contractual rent of $131.93 million on the same units, representing a rent recapture rate of 105.9% on the units re-leased. We re-leased 18 units to new clients without a period of vacancy, and 32 units to new clients after a period of vacancy.
As part of our re-leasing costs, we pay leasing commissions to unrelated, third-party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide rent concessions to our clients. We do not consider the collective impact of the leasing commissions or rent concessions to our clients to be material to our financial position or results of operations.
At December 31, 2022, our average annualized contractual rent was approximately $14.55 per square foot on the 12,111 leased properties in our portfolio. At December 31, 2022, we classified 22 properties, with a carrying amount of $29.5 million, as real estate and lease intangibles held for sale, net on our consolidated balance sheet. The expected sale of these properties does not represent a strategic shift that will have a major effect on our operations and financial results and is consistent with our existing disposition strategy to further enhance our real estate portfolio and maximize portfolio returns.

Investments in Existing Properties
During 2022, we capitalized costs of $96.7 million on existing properties in our portfolio, consisting of $88.3 million for non-recurring building improvements, $5.2 million for re-leasing costs, and $3.2 million for recurring capital expenditures.
The majority of our building improvements relate to roof repairs, HVAC improvements, and parking lot resurfacing and replacements. The amount of our capital expenditures can vary significantly, depending on the rental market, credit worthiness of our clients, the lease term and the willingness of our clients to pay higher rental revenue over the terms of the leases.
We define non-recurring capital expenditures as property improvements in which we invest additional capital that extend the useful life of the properties. We define recurring capital expenditures as mandatory and recurring landlord capital expenditure obligations that have a limited useful life.
Sale of Unconsolidated Joint Ventures
During 2022, all seven of the properties owned by our industrial partnerships acquired in connection with the VEREIT merger were sold. The gross purchase price for the properties was $905.0 million and we collected $114.0 million of net proceeds (after mortgage defeasance and closing costs) to date, representing our proportionate share of partnership distributions.
Equity Capital Raising
We have an At-The-Market ("ATM") program, pursuant to which we may offer and sell up to 120,000,000 shares of common stock (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE at prevailing market prices or at negotiated prices or by any other methods permitted by applicable law.
During 2022, we raised $4.6 billion of net proceeds from the sale of common stock, at a weighted average price of $67.04 per share, primarily through proceeds from the sale of common stock through our ATM programs. The ATM program issuances during 2022 included 58,534,967 shares issued pursuant to forward sale confirmations. As of December 31, 2022, 6,744,884 shares of common stock subject to forward sale confirmations have been executed but not settled.
Note Issuances
In January 2023, we issued $500 million of 5.05% senior unsecured notes due January 13, 2026 (the "2026 notes"), which are callable at par on January 13, 2024, and $600 million of 4.85% senior unsecured notes due March 15, 2030, which are callable at par on January 15, 2030 (the "2030 Notes"). The public offering price for the 2026 Notes was 99.618% of the principal amount for an effective semi-annual yield to maturity of 5.189%. and the public offering price for the 2030 Notes was 98.813% of the principal amount for an effective semi-annual yield to maturity of 5.047%. In conjunction with the pricing of the 2026 notes, we executed a three-year, $500 million fixed-to-variable interest rate swap, which is subject to the counterparties' right to terminate the swap at any time following the 2026 notes par call date and results in an effective variable borrowing rate of SOFR minus 0.0347% thereunder for the duration of the swap. We intend to use these variable rate borrowings in lieu of borrowing under our revolving credit facility, which, as of December 31, 2022, permits U.S. borrowings at an interest rate of SOFR plus 0.725% with a SOFR adjustment charge of 0.10% and a revolving credit facility commitment fee.
In October 2022, we issued $750 million of 5.625% senior unsecured notes October 2032 (the "October 2032 Notes"). The public offering price for the notes was 99.879% of the principal amount for an effective semi-annual yield to maturity of 5.641%. In conjunction with the pricing of this offering, we executed a $600 million U.S. Dollar-to-Euro 10-year cross currency swap, resulting in the receipt of approximately €612 million in proceeds and an effective fixed-rate, Euro-denominated semi-annual yield to maturity of approximately 4.7%. Additionally, we terminated forward interest rate swaps totaling $500 million in notional value previously entered into, recognizing a cash settlement gain of approximately $72 million. Giving effect to these contemporaneous transactions, we expect to recognize an effective semi-annual yield to maturity of 3.93% on the overall transaction, including the recognition of the cash settlement gain.
In June 2022, we closed on the previously announced private placement of £600.0 million of senior unsecured notes, which included £140.0 million of notes due June 2030, £345.0 million of notes due June 2032, and £115.0 million of notes due June 2037. The combined notes have a weighted average tenor of approximately 10.5 years, and a weighted average fixed interest rate of 3.22%.

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
Expanded Revolving Credit Facility
In April 2022, we entered into a $4.25 billion unsecured credit facility to amend and restate our previous $3.0 billion unsecured credit facility, which was due to expire in March 2023. Our current revolving credit facility matures in June 2026 and includes two six-month extensions that can be exercised at our option. Similar to our previous revolving credit facility, our current revolving credit facility also has a $1.0 billion expansion feature, which is subject to obtaining lender commitments. As of December 31, 2022, the balance of borrowings outstanding under our revolving credit facility was $2.0 billion, and we had a cash balance of $171.1 million.
Expansion of Commercial Paper Programs
During July 2022, our unsecured commercial paper program was amended to increase the maximum aggregate amount of outstanding notes from $1.0 billion to $1.5 billion. In addition, during July 2022, we established a new Euro-denominated unsecured commercial paper program, which permits us to issue additional unsecured commercial notes up to a maximum aggregate amount of $1.5 billion (or foreign currency equivalent), in U.S. Dollar ("USD") or various other foreign currencies, including but not limited to, Euros, Sterling, Swiss Francs, Yen, Canadian Dollars, and Australian Dollars, in each case, pursuant to customary terms in the European commercial paper note market. The notes offered under our European commercial paper program rank pari passu with all of our other unsecured senior indebtedness, including borrowings under our revolving credit facility and our term loan facilities, and our outstanding senior notes, including under our USD-denominated commercial paper programs. We use our $4.25 billion unsecured revolving credit facility as a liquidity backstop for the repayment of the notes issued under these two commercial paper programs. As of December 31, 2022, the balance of borrowings outstanding under our commercial paper programs was $701.8 million, including €361.0 million of Euro-denominated borrowings.
New Term Loan
During January 2023 we entered into a term loan agreement (the “Term Loan Agreement”), pursuant to which we borrowed an aggregate of approximately $1.0 billion in multicurrency borrowings, including $90.0 million, £705.0 million and €85.0 million (collectively, the “Term Loans”). The Term Loan Agreement also permits us to incur additional term loans, up to an aggregate of $1.5 billion in total borrowings. The Term Loans initially mature in January 2024 and include two 12-month maturity extensions that can be exercised at the company's option. Our A3/A- credit ratings provide for a borrowing rate of 80 basis points over the applicable benchmark rate, which includes adjusted SOFR for USD-denominated loans, adjusted SONIA for Sterling-denominated loans, and EURIBOR for Euro-denominated loans.
Impact of COVID-19
The COVID-19 pandemic continues to have widespread, rapidly evolving, and unpredictable impacts on businesses globally, including those in which some of our clients operate. Certain of our clients have been slower to recover economically (including those in the theater industry). However, even in light of this, during 2022 we have continued to collect contractual rent across our total portfolio at levels that are consistent with pre-pandemic rent collection. We cannot assure that our historical rent collections will be indicative of our future rental collections as the extent to which the COVID-19 pandemic (or future pandemics) will impact our operations and those of our clients in the future is not known and will depend on future developments. The impact of the COVID-19 pandemic, or future pandemics, on us, our business, our clients, and the economy generally is discussed further in Item 1A: Risk Factors.
Theater Industry Update
For the period from October 2022 through February 2023, we collected all of the contractual rent(1) across our theater portfolio. As of December 31, 2022, we had cumulative reserves of $35.6 million, including $13.7 million in additional reserves recognized in the three months ended December 31, 2022, on properties leased to Cineworld Group plc ("Cineworld"), the parent entity of the entities that lease certain of our theater portfolios, including Regal Cinemas, which commenced Chapter 11 reorganization proceedings during September 2022. These reserves for Cineworld and its affiliates, representing a reduction of rental revenue, primarily relate to contractual rent and expense recoveries recorded during the COVID-19 pandemic in 2020, and during the fourth quarter of 2022, and exclude straight-line rent reserves. Total receivables from Cineworld and its affiliates were $15.6 million at

December 31, 2022, net of reserves and excluding straight line rent receivables, and include both deferred contractual rent and deferred expense recoveries.

(1) We define contractual rent as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables. Charged amounts have not been adjusted for any COVID-19 related rent relief granted and include contractual rent from any clients in bankruptcy.

Select Financial Results
The following summarizes our select financial results (dollars in millions, except per share data):

	Years ended December 31,
	2022	2021	% Increase
Total revenue	$3,343.7	$2,080.5	60.7%
Net income available to common stockholders (1)	$869.4	$359.5	141.8%
Net income per share (2)	$1.42	$0.87	63.2%
Funds from operations ("FFO") available to common stockholders	$2,471.9	$1,240.6	99.3%
FFO per share (2)	$4.04	$2.99	35.1%
Normalized funds from operations ("Normalized FFO") available to common stockholders	$2,485.8	$1,408.0	76.5%
Normalized FFO per share (2)	$4.06	$3.39	19.8%
Adjusted funds from operations ("AFFO") available to common stockholders	$2,401.4	$1,488.8	61.3%
AFFO per share (2)	$3.92	$3.59	9.2%
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
Our financial results during the year ended December 31, 2022 were impacted by the following transactions: (i) merger and integration-related costs related to our merger with VEREIT of $13.9 million, (ii) other income, net increased $20.6 million, which includes gains on insurance proceeds from recoveries on property losses exceeding our carrying value, and (iii) net reserves to rental revenue of $4.0 million (of which $1.7 million was related to straight-line rent receivables). Our financial results during the year ended December 31, 2021 were impacted by the following transactions: (i) a $97.2 million loss on extinguishment of debt, which primarily includes $46.5 million related to the January 2021 early redemption of the 3.250% notes due October 2022 recorded in the three months ended March 31, 2021 and $46.4 million related to the December 2021 early redemption of the 4.650% notes due August 2023 recorded in the three months ended December 31, 2021, (ii) $167.4 million of merger and integration-related costs related to our merger with VEREIT, and (iii) $14.7 million of reserves to rental revenue (of which $4.5 million was related to straight-line rent receivables).
See our discussion of FFO, Normalized FFO, and AFFO (which are not financial measures under generally accepted accounting principles in the United States, or "U.S. GAAP"), later in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this annual report, which includes a reconciliation of net income available to common stockholders to FFO and Normalized FFO, and AFFO.
DIVIDEND POLICY
Distributions are paid monthly to holders of shares of our common stock.
Distributions are paid monthly to the limited partners holding common units of Realty Income, L.P., each on a per unit basis that is generally equal to the amount paid per share to our common stockholders.
In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2022, our cash distributions to common stockholders totaled $1.81 billion, or approximately 95.3% of our estimated taxable income of $1.90 billion. Certain measures are available to us to reduce or eliminate our tax exposure as a REIT, and accordingly, no provision for federal income taxes, other than our taxable REIT subsidiaries (each, a "TRS"), has been made. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance. We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our cash on hand and funds from operations are sufficient to support our current level of cash distributions to our stockholders. We distributed $2.967 per share to stockholders during 2022, representing 75.7% of our diluted AFFO per share of $3.92.
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
Distributions of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to stockholders as ordinary income, except to the extent that we recognize capital gains and declare a capital gains dividend, or that such amounts constitute “qualified dividend income” subject to a reduced rate of tax. The maximum tax rate of non-corporate taxpayers for “qualified dividend income” is generally 20%. In general, dividends payable by REITs are not eligible for the reduced tax rate on qualified dividend income, except to the extent that certain holding requirements have been met with respect to the REIT’s stock and the REIT’s dividends are attributable to dividends received from certain taxable corporations (such as our TRSs) or to income that was subject to tax at the corporate or REIT level (for example, if we distribute taxable income that we retained and paid tax on in the prior taxable year). However, non-corporate stockholders, including individuals, generally may deduct up to 20% of dividends from a REIT, other than capital gain dividends and dividends treated as qualified dividend income, for taxable years beginning after December 31, 2017 and before January 1, 2026.
Distributions in excess of earnings and profits generally will first be treated as a non-taxable reduction in the stockholders’ basis in their stock, but not below zero. Distributions in excess of that basis generally will be taxable as a capital gain to stockholders who hold their shares as a capital asset. None of the distributions to our common stockholders, made or deemed to have been made in 2022, were classified as a return of capital for federal income tax purposes.
BUSINESS PHILOSOPHY AND STRATEGY
We believe that actively managing a diversified portfolio of commercial properties under long-term, net lease agreements produces consistent and predictable income. A net lease typically requires the client to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, clients of our properties typically pay rent increases based on: (1) fixed increases, (2) increases tied to inflation (typically subject to ceilings), or (3) additional rent calculated as a percentage of the clients’ gross sales above a specified level. We believe that a portfolio of properties under long-term net lease agreements with our commercial clients generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.
Diversification is also a key component of our investment philosophy. We believe that diversification of the portfolio by client, industry, geography, and property type leads to more consistent and predictable income for our stockholders by reducing vulnerability that can come with any single concentration. Our investment activities have led to a diversified property portfolio that, as of December 31, 2022, we owned or held interests in 12,237 properties located in all 50 U.S. states, Puerto Rico, the U.K., Spain, and Italy, and doing business in 84 industries. None of the 84 industries represented in our property portfolio accounted for more than 8.6% of our annualized contractual rent as of December 31, 2022.
As we look to continue to expand geographically across Europe, we focus upon building relationships with new multinational clients that seek a real estate partner with an expanding geographic footprint.
Investment Strategy
We seek to invest in high-quality real estate that our clients consider important to the successful operation of their businesses. We generally seek to own or hold interests in commercial real estate that has some or all of the following characteristics:

•Properties in markets or locations important to our clients;
•Properties with strong demographic attributes or that we deem to be profitable for our clients;
•Properties with real estate valuations that approximate replacement costs;
•Properties with rental or lease payments that approximate market rents for similar properties;
•Properties that can be purchased with the simultaneous execution or assumption of long-term net lease agreements, offering both current income and the potential for future rent increases;
•Properties that leverage relationships with clients, sellers, investors, or developers as part of a long-term strategy; and
•Properties that leverage our proprietary insights, including those in locations and geographic markets we expect to remain strong or strengthen in the future.
We typically seek to invest in properties or portfolios of properties owned or leased by clients that are already or could become leaders in their respective businesses supported by mechanisms including (but not limited to) occupancy of prime real estate locations, pricing, merchandise assortment, service, quality, economies of scale, consumer branding, e-commerce, and advertising. We have an internal team dedicated to sourcing such opportunities, often using our relationships with various clients, owners/developers, brokers and advisers to uncover and secure transactions. We also undertake thorough research and analysis to identify what we consider to be appropriate property locations, clients, and industries for investment. This research expertise is instrumental to uncovering net lease opportunities in markets where we believe we can add value.
In selecting potential investments, we generally look for clients with the following attributes:
•Reliable and sustainable cash flow, including demonstrated economic resiliency;
•Revenue and cash flow from multiple sources;
•Are willing to sign a long-term lease (10 or more years); and
•Are large owners and users of real estate.
From a retail perspective, our investment strategy is to target clients that have a service, non-discretionary, and/or low-price-point component to their business. We target investments with clients who have demonstrated resiliency to e-commerce or have a strong omni channel retail strategy, uniting brick-and-mortar and mobile browsing, both of which reflect the continued importance of last mile retail, the movement of goods to their final destination, real estate as part of a customer experience and supply chain strategy. Our overall investments (including last mile retail) are driven by an optimal portfolio strategy that, among other considerations, targets allocation ranges by asset class and industry. We review our strategy periodically and stress test our portfolio in a variety of positive and negative economic scenarios to ensure we deliver consistent earnings growth and value creation across economic cycles. As a result of the execution of this strategy, approximately 93% of our annualized retail contractual rent on December 31, 2022, is derived from our clients with a service, non-discretionary, and/or low price point component to their business. From a non-retail perspective, we target industrial properties leased to industry leaders, the majority of which are investment grade rated companies. We believe these characteristics enhance the stability of the rental revenue generated from these properties.
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
We believe the principal financial obligations for most of our clients typically include their bank and other debt, payment obligations to employees, suppliers, and real estate lease obligations. Because we typically own the land and building in which a client conducts its business or which are critical to the client’s ability to generate revenue, we believe the risk of default on a client’s lease obligation is less than the client’s unsecured general obligations. It has been our experience that clients must retain their profitable and critical locations to survive. Therefore, in the event of reorganization, we believe they are less likely to reject a lease of a profitable or critical location because this would terminate their right to use the property.
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
We conduct comprehensive reviews of the business segments and industries in which our clients operate. In addition, prior to entering any transaction, our research department conducts a review of a client’s credit quality. The information reviewed may include reports and filings, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization, and other financial metrics. We conduct due diligence, including financial reviews of the client, and monitor our clients’ credit quality on an ongoing basis and provide summaries of these findings to management.
At December 31, 2022, 40.9% of our total portfolio annualized contractual rent comes from properties leased to our investment grade clients, their subsidiaries or affiliated companies. At December 31, 2022, our top 20 clients (based on percentage of total portfolio annualized contractual rent) represented 40.9% of our annualized rent and 12 of these clients have investment grade credit ratings or are subsidiaries or affiliates of investment grade companies.
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
•Maximum asset-level returns on properties that are re-leased or sold; and
•Additional value creation opportunities from the existing portfolio by leveraging internal capabilities to enhance individual properties, pursue alternative uses, and derive ancillary revenue.
As part of our ongoing credit research, we continually monitor our portfolio for any changes that could affect the performance of our clients, our clients’ industries, and the real estate locations in which we have invested. We also regularly analyze our portfolio with a view towards optimizing its returns and enhancing its overall credit quality. Our active asset management strategy pursues asset sales when we believe the reinvestment of the sale proceeds will:
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
Environmental, Social and Governance ("ESG")
In recent years, our environmental, social, and governance efforts have quickly evolved from commitment to action. We continue to focus on how best to institutionalize efforts for a lasting and positive impact. As a result, we strive to be a sustainability leader in the net lease REIT sector.

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
We believe that our commitment to corporate responsibility, which encompasses ESG principles, is critical to our performance and long-term success and that we all have a shared responsibility to our people, communities that we operate in and the planet. In support of this commitment, we are dedicated to providing an engaging, inclusive, and a safe work environment for our employees, operating our business in an environmentally conscious manner, and upholding our corporate responsibilities as a public company for the benefit of our stakeholders - our stockholders, clients, employees and community members. The Nominating/Corporate Governance Committee of our Board of Directors has direct oversight of ESG matters.
Environmental - Sustainability
We hold the protection of our assets, communities, and the environment in high regard. Based on our business model, the properties in our portfolio are primarily net leased to our clients, and each client is generally responsible for maintaining the buildings, including utilities management and the implementation of environmentally sustainable practices at each location. Therefore, we generally cannot control the implementation of environmentally sustainable practices without collaborating with our clients whose environmental initiatives may or may not be aligned with ours. However, we hope that with continued engagement, we can encourage clients to adopt environmentally sustainable practices. In that light, we have expanded and intend to continue to expand our client engagement efforts to achieve shared sustainability objectives on an ongoing basis. As a member of the National Association of Real Estate Investment Trusts ("Nareit") Real Estate Sustainability Council, we are focused on leveraging best practices and advancing our efforts in this area.

Response to Climate Change
We seek to promote effective energy efficiency and other sustainability strategies and compliance with federal, state and international laws and regulations related to climate change, both internally and with our clients. We remain committed to sustainable business practices in our day-to-day activities by encouraging a culture of environmental responsibility at our offices and within our communities. We work with our clients to promote environmental responsibility at the properties we own, however, as noted above, as our properties are primarily net leased to our clients we generally cannot control the implementation of environmentally sustainable practices without the assistance of our clients. As we have grown our sustainability efforts, we have leveraged our size and expanded our client engagement efforts to achieve shared sustainability objectives. We are:

•Operating from green-certified buildings: our San Diego headquarters is Energy Star Certified and our Phoenix Office is LEED Platinum certified.
•Continuing to upgrade our San Diego headquarters by completing a building-wide LED retrofit, subsidizing employee use of electric vehicle charging stations, and installing a carport photovoltaic panel system. These improvements are in addition to our automatic lighting control system with light-harvesting technology, a building management system that monitors and controls energy use, an adaptive and intelligent irrigation system, and energy efficient PVC roofing and heating and cooling systems.
•Reporting according to our Green Financing Framework and our Green Bond Report, disclosing our allocation of proceeds from our inaugural green bond offering in 2021 to green certified building acquisitions and other eligible green projects.
•Identifying transition risks across our European portfolio by assessing, identifying, and underwriting necessary property retrofits and upgrades during acquisition due diligence in order to ensure our investments will meet the England and Wales minimum energy efficiency standards (“MEES”) and the 2002 Scottish energy regulations. This due diligence will also help preparedness for future similar regulations that may be adopted in countries or regions where we have properties.
•Enhancing our ESG and Green Lease schedule for our European operations to establish landlord/client cooperation, data sharing requirements, energy use, site alteration guidelines, and energy performance certificate requirements, among other items. We are also continuing the expansion and incorporation of “Green Lease Clauses” across our leases for access to utility and performance data through lease rollovers, sale-leaseback transactions, and initiatives which allow us to benchmark our properties and work with clients to identify and implement energy efficiency projects.
•Holding a management led ESG Task Force to facilitate compliance with certain regulatory disclosure requirements to which we are subject (such as the anticipated changes to the SEC’s climate-related disclosure rules) or to comply with established ESG frameworks and standards, such as the Global Real Estate Sustainability Benchmarks and the Task Force for Climate-Related Financial Disclosures (“TCFD”).
•Continuing our client engagement initiative to learn about client sustainability goals, initiatives, and collaboration opportunities focused on utility data sharing, renewable energy options, electric vehicle charging infrastructure, as well as LED lighting and HVAC retrofits and other energy efficiency projects.
•Working with strategic real estate partners to survey existing site-level environmental characteristics to help develop a more comprehensive inventory of our portfolio’s low-footprint carbon initiatives.
•Providing our asset management and real estate operations teams with additional resources to identify and evaluate client partnership opportunities.
•Surveying asset-level property characteristics via client survey requests to increase environmental data coverage.
•Continuing to strengthen our governance structure and legal instruments to expedite opportunities across our portfolio.
•Considering climate-related risks within our strategic enterprise-level risk assessment process while following TCFD recommendations to better understand how climate change may impact future business decisions.
We prepare and issue an annual sustainability report.
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

We continue to take the following actions to offer an engaging environment:
•Maintaining a hybrid onsite/remote work environment with flexible scheduling;
•Implementing an improved internal communication and document management platform that provides employees enhanced video conferencing, document management, and virtual collaboration workspace which improved employee communications and collaboration supporting in-office and our remote work footprint;
•Increasing dialogue with our team leaders, including our CEO, who conducts regular check-in meetings with all leadership levels and employees across the company;
•Providing resources to employees who were directly impacted by the ongoing COVID-19 pandemic;
•Updating our business continuity plan that includes emergency planning, disaster recovery, alternative communication outlets, and real-time testing simulations;
•Establishing in-person and virtual engagement activities, bringing colleagues together through the Team Building Committee and Green Team; and
•Hosting in-person and virtual wellbeing program classes and events addressing mental health, stress reduction, physical fitness, financial wellbeing, and other wellness topics.
Recruitment, Development and Retention
We believe our employees form the foundation of our corporate culture and are one of our most valuable assets. As of January 2023, we employed 395 professionals (including four part-time employees), with the majority of talent recruited and hired from the local communities in which we operate. In order to broaden our reach for talent, we offer college and high school internship programs and attract candidates utilizing diverse resources such as affinity associations, targeted job advertisements, sourcing software focusing on diversity criteria, and employee referrals. Additionally, as part of our ongoing efforts to strengthen our internal leadership development capabilities, we operate an annual mentorship program, will launch two leadership development programs in 2023, and train on topics such as anti-discrimination and harassment, cybersecurity, Diversity, Equality and Inclusion (DE&I) awareness, safety, and important company policies that are required for every employee. We also offer competency-based training that includes professional development, executive and officer-level coaching, and other leadership development training for our colleagues.

Assistance and support are provided to employees who are working towards obtaining job-related licenses and relevant certifications as well as continuing education. Opportunities to enroll in professional and technical education is also extended to all employees who are looking for ways to continue learning and growing with the Company.
Employee retention is vital to maintaining a robust and cohesive workforce. To that end, we provide compensation that we believe is competitive with our peers and competitors, including a generous benefits package. Benefits include medical, dental, and vision healthcare benefits for all employees and their families; participation in a 401(k) or equivalent plan with a matching contribution from us; paid time-off or equivalent; disability and life insurance; and, in years that the Company's performance meets certain goals, the ability to earn equity in the Company that vests over four years. Our employees have an average tenure of approximately 4.8 years and our leadership, including Senior Vice President and above, have an average tenure of approximately 8.3 years.
Diversity, Equality and Inclusion
We believe that much of our success is rooted in the diversity of our teams and our commitment to inclusion. This commitment starts at the top with our highly skilled and diverse Board, comprised of individuals with a variety of backgrounds and experience. We strive to emulate this diversity throughout the Company as part of our ongoing commitment to diversity, equality and inclusion with our DE&I Policy. We continue to expand our DE&I efforts around building employee awareness and understanding through various training requirements and learning opportunities. In 2022, we accomplished a 100% participation in our required DE&I training and in 2023 hosted a variety of voluntary learning sessions around an array of DE&I topics (e.g., Generational Differences, and Allyship, Gender Equity, and Race Diversity), which supported employee self-reflection, engagement, and action throughout the year. In addition, we offer the option for employees to select a floating holiday that recognizes DE&I that is personally meaningful to them.
These learning opportunities aim to continue building knowledge and facilitate open and safe conversations regarding critical DE&I topics, drive inclusive conversations with others, and promote belonging in our hybrid environment.
We perform a pay equity analysis each year to ensure that regardless of gender, race, or ethnicity, employees who perform similar work under similar circumstances are paid similar wages.
Workforce Demographics
The following data is as of December 31, 2022 and was gathered voluntarily from employees and reflects the information provided by the participating respondents. No employees identify as non-binary. We define Manager Level as employees that either supervise at least one team member or hold a title of Associate Director or above. We define Senior Officer Level as employees with a title of Senior Vice President or above. In addition to maintaining a diverse workforce, 36% of our Board of Directors self-identify as women and 55% self-identify as racially or ethnically diverse.

*8 of 21 senior officers identify as women

Employee Engagement
We believe our focus on culture, employee engagement and inclusion has helped us mitigate the risk of losing key team members. To assess, analyze, and respond to employee sentiment and to ensure that we are doing all we can to foster engagement from a strategic perspective, we launched our first employee engagement survey in 2019. Every eighteen months, we conduct a comprehensive employee engagement survey. Our 2022 survey garnered over 96% employee participation. We continuously strive in our culture and work environment to create opportunities for engagement and improvement. As such, our leaders develop focused action plans which address areas for enhanced engagement based on survey results in concert with feedback from their department team members. We intend to continue conducting employee engagement surveys every eighteen months.
We sponsor an active Team Building Committee comprised of volunteer-employees across numerous departments and seniority levels that organizes employee-driven, team-building events and activities to promote employee involvement, communication, and organizational continuity to foster strong interconnected relationships. We complement the Team Building Committee in support of our ESG efforts with another volunteer-based, employee-driven Green Team that works on sustainability related matters at our office and in the community.
Employee Health, Safety and Wellbeing
We believe the health and wellbeing of our team members are cornerstones for our successful operations. Our wellbeing program provides opportunities for our people to participate in various activities and educational programs to enhance their personal and professional lives. Our wellbeing model is to engage employees covering five pillars of wellness: Purpose, Social, Financial, Community, and Physical. We support a healthy work-life balance, by offering flexible work schedules, access to discounted fitness programs, on-site dry-cleaning pickup, car wash services, paid family leave, generous parental leave, lactation rooms, and an infant at work program for new parents. Employees also have access to a robust employee assistance program.
The COVID-19 pandemic prompted additional support needed to our One Team. Upon our return to the office in March 2022, we took the following actions to seek to assist our employees: we (i) implemented a hybrid remote and in-person working arrangements which was determined by each department leader based on an individual's role; (ii) implemented and improved internal communications; (iii) provided resources to employees who were directly impacted by the COVID-19 pandemic (e.g., financial support, scheduling flexibility, and time off to employees to receive and recover from the COVID-19 vaccine and booster); and (iv) updated our business continuity plan.
Governance - Fiduciary Duties and Ethics
We believe in the importance of a company’s reputation for integrity and are committed to managing the Company for the benefit of our stockholders. We are focused on maintaining good corporate governance and have implemented the below practices that illustrate this commitment including, but are not limited to:
•Our Board of Directors is currently comprised of 11 directors, 10 of whom are independent, non-employee directors;
•Our Board of Directors is elected on an annual basis with a majority vote standard;
•Our directors conduct annual self-evaluations and participate in director orientation and continuing education programs;
•An enterprise risk management evaluation is conducted annually to identify and assess our risk;
•Each standing committee of our Board of Directors is comprised entirely of independent directors; and
•We adhere to all other corporate governance principles outlined in our Corporate Governance Guidelines. These guidelines, as well as our bylaws, committee charters and other governance documents may be found on our website.
We are committed to conducting our business according to the highest ethical standards and upholding our corporate responsibilities as a public company operating for the benefit of our stockholders. Our Board of Directors has adopted a Code of Business Ethics that applies to our directors, officers, and other employees. The Code of Business Ethics includes our commitment to dealing fairly with all of our clients, service providers, suppliers, and competitors. We require all employees to acknowledge the terms of, and abide by, our Code of Business Ethics, which is also available on our website. Our employees have access to members of our Board of Directors to report anonymously, if desired, any suspicion of misconduct by any member of our senior management or executive team. Anonymous reporting is always available through our whistleblower hotline and reported to our Audit Committee quarterly.

PROPERTY PORTFOLIO INFORMATION
At December 31, 2022, our diversified portfolio consisted of:
•Owned or held interests in 12,237 properties;
•An occupancy rate of 99.0%, or 12,111 properties leased and 126 properties available for lease or sale;
•Clients doing business in 84 separate industries;
•Locations in all 50 U.S. states, Puerto Rico, the U.K., Spain, and Italy;
•Approximately 236.8 million square feet of leasable space;
•A weighted average remaining lease term (excluding rights to extend a lease at the option of the client) of approximately 9.5 years; and
•An average leasable space per property of approximately 19,350 square feet; approximately 13,000 square feet per retail property and approximately 234,100 square feet per industrial property.
At December 31, 2022, 12,111 properties were leased under net lease agreements. A net lease typically requires the client to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, clients of our properties typically pay rent increases based on: (1) fixed increases, (2) increases tied to inflation (typically subject to ceilings), or (3) additional rent calculated as a percentage of the clients' gross sales above a specified level.
We define total portfolio annualized contractual rent as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables, but excluding percentage rent and reimbursements from clients, as of the balance sheet date, multiplied by 12, excluding percentage rent. We believe total portfolio annualized contractual revenue is a useful supplemental operating measure, as it excludes properties that were no longer owned at the balance sheet date and includes the annualized rent from properties acquired during the quarter. Total portfolio annualized contractual rent has not been reduced to reflect reserves and reserve reversals recorded as adjustments to U.S. GAAP rental revenue in the periods presented and excludes unconsolidated entities.
Top 10 Industry Concentrations
We are engaged in a single business activity, which is the leasing of property to clients, generally on a net basis. That business activity spans various geographic boundaries and includes property types and clients engaged in various industries. Even though we have a single segment, we believe our investors continue to view diversification as a key component of our investment philosophy and so we believe it remains important to present certain information regarding our property portfolio classified according to the business of the respective clients, expressed as a percentage of our total portfolio annualized contractual rent:

	Percentage of Total Portfolio Annualized Contractual Rent by Industry (1)
	As of
	Dec 31, 2022	Dec 31, 2021	Dec 31, 2020	Dec 31, 2019	Dec 31, 2018
Grocery stores	10.0%	10.2%	9.8%	7.9%	5.0%
Convenience stores	8.6	9.1	11.9	12.3	12.6
Dollar stores	7.4	7.5	7.6	7.9	7.3
Restaurants - quick service	6.0	6.6	5.3	5.8	6.3
Drug stores	5.7	6.6	8.2	8.8	9.4
Home improvement	5.6	5.1	4.3	2.9	2.8
Restaurants - casual dining	5.1	5.9	2.8	3.2	3.3
Health and fitness	4.4	4.7	6.7	7.0	7.1
Automotive service	4.0	3.2	2.7	2.6	2.2
General merchandise	3.7	3.7	3.4	2.5	2.1
(1) The presentation of Top 10 Industry Concentrations combines total portfolio contractual rent from the U.S. and Europe. Europe consists of properties in the U.K., starting in May 2019, in Spain, starting in September 2021, and in Italy, starting in October 2022.
Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of December 31, 2022 (dollars in thousands):

Property Type	Number of Properties	Approximate Leasable Square Feet (1)	Total Portfolio Annualized Contractual Rent	Percentage of Total Portfolio Annualized Contractual Rent
Retail	11,872	154,779,800	$2,794,814	81.9%
Industrial	327	76,546,800	453,571	13.3
Gaming	1	3,096,700	100,000	2.9
Other (2)	37	2,422,100	64,673	1.9
Totals	12,237	236,845,400	$3,413,058	100.0%
(1)Includes leasable building square footage. Excludes 2,962 acres of leased land categorized as agriculture at December 31, 2022.
(2)"Other" includes 27 properties classified as agriculture, consisting of approximately 272,400 leasable square feet and $37.4 million in annualized contractual rent and ten properties classified as office, consisting of approximately 2.1 million leasable square feet and $27.3 million in annualized contractual rent.

Client Diversification
The following table sets forth the 20 largest clients in our property portfolio, expressed as a percentage of total portfolio annualized contractual rent, which does not give effect to deferred rent, at December 31, 2022:

Client	Number of Leases	Percentage of Total Portfolio Annualized Contractual Rent (1)
Dollar General	1,518	4.0%
Walgreens	342	3.6
7-Eleven	632	3.5
Dollar Tree / Family Dollar	1,092	3.3
Wynn Resorts	1	2.9
FedEx	80	2.6
LA Fitness	76	2.1
Sainsbury's	28	1.8
BJ's Wholesale Clubs	33	1.8
B&Q (Kingfisher)	37	1.7
CVS Pharmacy	183	1.6
Lifetime Fitness	21	1.6
Wal-Mart / Sam's Club	66	1.6
AMC Theaters	35	1.5
Tractor Supply	171	1.4
Red Lobster	200	1.4
Regal Cinemas (Cineworld)	41	1.4
Tesco	17	1.3
Home Depot	29	1.1
Kroger	32	1.0
Total	4,634	40.9%
(1)Amounts for each client are calculated independently; therefore, the individual percentages may not sum to the total.

Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the client) and their contribution to total portfolio annualized contractual rent as of December 31, 2022 (dollars in thousands):

Total Portfolio (1)
	Expiring Leases		Approximate Leasable Square Feet	Total Portfolio Annualized Contractual Rent	Percentage of Total Portfolio Annualized Contractual Rent
Year	Retail	Non-Retail
2023	557	17	6,091,100	$92,628	2.7%
2024	696	34	13,537,600	156,461	4.6
2025	884	36	14,190,300	201,949	5.9
2026	812	32	16,381,600	190,641	5.6
2027	1,384	35	21,660,500	276,431	8.1
2028	1,271	46	24,838,000	289,822	8.5
2029	906	20	19,119,100	233,775	6.8
2030	554	20	15,237,800	174,428	5.1
2031	493	35	20,798,900	238,610	7.0
2032	934	23	14,581,900	233,886	6.9
2033	587	15	14,296,200	174,091	5.1
2034	546	7	10,288,200	209,296	6.1
2035	419	3	4,806,400	106,739	3.1
2036	413	8	7,174,800	131,904	3.9
2037	468	8	8,320,400	128,608	3.8
2038-2143	1,483	51	23,270,900	573,789	16.8
Totals	12,407	390	234,593,700	$3,413,058	100.0%
(1)Leases on our multi-client properties are counted separately in the table above. This table excludes 181 vacant units.

Geographic Diversification
The following table sets forth certain geographic information regarding our property portfolio as of December 31, 2022 (dollars in thousands):

Location	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Percentage of Total Portfolio Annualized Contractual Rent
Alabama	397	98%	4,294,800	1.9%
Alaska	6	100	299,700	0.1
Arizona	245	100	3,701,300	2.0
Arkansas	234	100	2,567,000	1.0
California	333	99	11,421,200	5.8
Colorado	166	99	2,651,100	1.4
Connecticut	25	96	1,237,300	0.4
Delaware	25	96	189,900	0.1
Florida	782	99	10,018,900	5.1
Georgia	547	99	8,473,900	3.5
Hawaii	22	100	47,800	0.2
Idaho	27	100	189,100	0.1
Illinois	528	99	12,489,600	5.2
Indiana	406	99	7,584,500	2.6
Iowa	102	100	2,995,700	0.9
Kansas	183	100	4,565,000	1.1
Kentucky	357	99	5,823,500	1.7
Louisiana	336	100	5,053,500	2.0
Maine	54	100	1,004,900	0.5
Maryland	78	96	2,857,200	1.2
Massachusetts	91	100	6,201,200	4.2
Michigan	467	99	5,734,500	2.7
Minnesota	243	99	3,630,600	1.8
Mississippi	281	100	4,251,500	1.3
Missouri	376	98	5,018,000	1.9
Montana	22	100	210,500	0.1
Nebraska	77	97	1,021,100	0.4
Nevada	74	100	2,665,700	1.0
New Hampshire	31	100	568,200	0.3
New Jersey	142	97	2,225,900	1.6
New Mexico	101	100	1,290,700	0.6
New York	244	98	4,334,700	2.9
North Carolina	393	98	8,106,000	3.0
North Dakota	22	91	347,500	0.2
Ohio	683	99	14,602,000	4.2
Oklahoma	301	99	4,035,300	1.6
Oregon	41	100	650,400	0.4
Pennsylvania	339	99	5,925,200	2.5
Rhode Island	6	100	99,800	0.1
South Carolina	307	99	4,195,700	1.9
South Dakota	31	100	453,000	0.2
Tennessee	446	98	7,209,400	2.5
Texas	1,534	99	25,415,800	10.4
Utah	36	100	1,529,500	0.5
Vermont	7	100	134,900	0.1
Virginia	356	99	7,197,700	2.5
Washington	79	100	1,783,500	0.9
West Virginia	76	100	736,600	0.4
Wisconsin	278	100	5,483,100	1.9
Wyoming	23	100	157,700	0.1
Puerto Rico	6	100	59,400	0.1
United Kingdom	212	100	19,069,200	9.5
Spain	52	100	3,960,100	1.0
Italy	7	100	1,075,100	0.4
Totals/average	12,237	99%	236,845,400	100.0%

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the documents incorporated by reference, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. When used in this annual report, the words “estimated,” “anticipated,” “expect,” “believe,” “intend,” “continue,” “should,” “may,” “likely,” “plans,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include discussions of our business and portfolio (including our growth strategies and our intention to acquire or dispose of additional properties and the timing of these acquisitions and dispositions), re-lease, re-development and speculative development of properties and expenditures related thereto; future operations and results; the announcement of operating results, strategy, plans, and the intentions of management; and trends in our business, including trends in the market for long-term net leases of freestanding, single-client properties. Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation which may cause our actual future results to differ materially from expected results. Some of the factors that could cause actual results to differ materially are, among others our continued qualification as a real estate investment trust; general domestic and foreign business, economic, or financial conditions; competition; fluctuating interest and currency rates; inflation and its impact on our clients and us; access to debt and equity capital markets and other sources of funding; continued volatility and uncertainty in the credit markets and broader financial markets; other risks inherent in the real estate business including our clients' defaults under leases, increased client bankruptcies, potential liability relating to environmental matters, illiquidity of real estate investments, and potential damages from natural disasters; impairments in the value of our real estate assets; changes in domestic and foreign income tax laws and rates; our clients' solvency; property ownership through joint ventures and partnerships which may limit control of the underlying investments; the continued evolution of the COVID-19 pandemic or future epidemics or pandemics, measures taken to limit their spread, the impacts on us, our business, our clients (including those in the theater and fitness industries), and the economy generally; the loss of key personnel; the outcome of any legal proceedings to which we are a party or which may occur in the future; acts of terrorism and war; and any effects of uncertainties regarding whether the anticipated benefits or results of our merger with VEREIT, Inc. will be achieved.
Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, for the fiscal year ended December 31, 2022.
Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are not guarantees of future plans and performance and speak only as of the date of this annual report was filed with the SEC. Actual plans and operating results may differ materially from what is expressed or forecasted in this annual report and forecasts made in the forward-looking statements discussed in this annual report might not materialize. We do not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date these statements were made.
Item 1A:      Risk Factors
This “Risk Factors” section contains references to our “capital stock” and to our “stockholders.” Unless expressly stated otherwise, the references to our “capital stock” represent our common stock and any class or series of preferred stock which may be outstanding from time to time, while the references to our “stockholders” represent holders of our common stock.
Risks Related to Our Business and Industry
In order to grow we need to continue to acquire investment properties. The acquisition of investment properties may be subject to competitive pressures.
We face competition in the acquisition and operation of our properties. We expect competition from businesses, individuals, fiduciary accounts and plans, and other entities engaged in real estate investment and financing. This competition may result in a higher cost for properties we wish to purchase.

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
•Declines in our clients’ creditworthiness and ability to pay rent, which may be affected by their operations (including as a result from changes in consumer behaviors or preferences impacting our clients operations), economic downturns and competition within their industries from other operators;
•Defaults by and bankruptcies of clients, failure of clients to pay rent on a timely basis, or failure of our clients to comply with their contractual obligations;
•Changes in laws, rules or regulations that negatively impact clients or our properties;
•The COVID-19 pandemic or other epidemics or pandemics or outbreaks of illness, disease or virus that affect countries or regions in which our clients and their parent companies operate or in which our properties or corporate headquarters are located;
•Changes in consumer behaviors (e.g., decrease in discretionary consumer spending), preferences or demographics impacting our clients' operations;
•Supply chain disruptions;
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

At any time, any of our clients may experience a downturn in its business that may weaken its operating results or overall financial condition. As a result, a client may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. Any client bankruptcy or insolvency, leasing delay or failure to make rental payments when due could result in the termination of our client’s lease and material losses to us. Further, the occurrence of a client bankruptcy or insolvency could diminish or eliminate the income we receive from our client’s lease or leases. A bankruptcy court might authorize a client to terminate one or more of its leases with us. If that happens, our claim against the bankrupt client for unpaid future rent would be subject to statutory limitations that most likely would result in rent payments that would be substantially less than the remaining rent we are owed under the leases (it is also possible that we may not receive any unpaid future rent under terminated leases) or we may elect not to pursue claims against a client for terminated leases. Claims we have for unpaid past rent, if any, may not be paid in full, or at all. Client bankruptcies within a given property may also adversely impact our ability to re-release that property at favorable terms, or at all. Moreover, in the case of a client’s leases that are not terminated as the result of its bankruptcy, we may be required or elect to reduce the rent payable under those leases or provide other concessions, reducing amounts we receive under those leases. As a result, client bankruptcies may have a material adverse effect on our results of operations and financial condition. Any of these events could adversely affect our cash flow from operations and our ability to make distributions to stockholders and service our indebtedness.

Downturns in any of our industries could adversely affect our clients (including, for example, the recent challenges faced by our clients in the theater industry), which in turn could also have a material adverse effect on our financial position, results of operations and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions on our common stock and any outstanding preferred stock. In addition, some of our properties are leased to clients that may have limited financial and other resources and, therefore, they are more likely to be adversely affected by a downturn in their respective businesses, including any downturns that have resulted or may result from the COVID-19 pandemic or other epidemics or pandemics, or in the regional, national or international economy. Furthermore, we have made and may continue to make selected acquisitions of properties that fall outside our historical focus on freestanding, single-client, net-lease retail locations in the U.S. As a result, we may be exposed to a variety of new risks by expanding into new property types and/or new jurisdictions outside the U.S. and properties leased to clients engaged in non-retail businesses. These risks may include limited experience in managing certain types of new properties, new types of real estate locations and lease structures, and the laws and culture of non-U.S. jurisdictions.

The COVID-19 pandemic has disrupted our operations and the effects of the pandemic are expected to continue to have an adverse effect on our business, results of operations, financial condition and liquidity.
The COVID-19 pandemic, including the continued spread of new variants and the measures taken to limit its spread, has had, and other pandemics in the future could have, adverse repercussions across global economies and financial markets, as well as on us and our clients. Factors that have contributed or may contribute in the future to the adverse impact of the COVID-19 pandemic and the measures taken to limit its spread on the business, results of operations, financial condition and liquidity of us and our clients include, without limitation, the following:
•Operational limitations or issues at properties operated by our clients resulting from government action (including travel bans, border closings, business closures, quarantine, vaccine and testing requirements, shelter-in-place or similar orders requiring that people remain in their homes);
•Reduced economic activity, customer traffic, consumer confidence or discretionary spending, the deterioration in our or our clients’ ability to operate in affected areas, and any delays in the supply of products or services to our clients may impact certain of our clients’ businesses, results of operations, financial condition and liquidity and may cause certain of our clients to be unable to meet their obligations to us in full, or at all, and to seek, whether through negotiation, restructuring or bankruptcy, reductions or deferrals in their rent payments and other obligations to us or early termination of their leases;
•Difficulties with supply chain disruptions and in leasing, selling or redeveloping properties or renewing expiring or terminated leases on terms we consider acceptable, or at all;
•Difficulties accessing bank lending, capital markets and other financial markets on attractive terms, or at all, may adversely affect our cost of capital, our access to capital to grow our business (including through acquisitions, development opportunities and other strategic transactions) and to fund our business operations, our ability to pay dividends on our common stock, our ability to pay the principal of and interest on our indebtedness, and our other liabilities on a timely basis, and may adversely affect our clients’ ability to fund their business operations and meet their obligations to us and others;
•Potential negative impacts on our credit ratings, the interest rates on our borrowings, and our future compliance with financial covenants under our credit facility and other debt instruments, which could result in a default and potentially an acceleration of indebtedness, any of which could negatively impact our ability to make additional borrowings under our revolving credit facility, sell commercial paper notes under our commercial paper programs, incur other indebtedness, pay dividends on our common stock and pay the principal of and interest on our indebtedness and our other obligations when due;
•The impact of the COVID-19 pandemic on the market value of certain of our properties has led to impairment charges and may require that we incur further impairment charges, asset write-downs or similar charges;
•The impact on the ability of our employees, including members of our management team or board of directors, to fulfill their duties to us; and
•A general decline in business activity and demand for real estate transactions could adversely affect our ability to grow our portfolio of properties.

Most of our clients operate retail businesses, many of which have been disproportionately impacted by certain of the issues described above, and may continue to be disproportionately impacted in the future. The extent to which the COVID-19 pandemic continues to impact our operations and those of our clients will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or limit its impact, and the direct and indirect economic effects of the pandemic and containment measures.

Likewise, the deterioration of global economic conditions as a result of the pandemic may ultimately lead to a further decrease in occupancy levels and rental rates across our portfolio as our clients (including those in the theater industry) reduce or defer their spending, institute restructuring plans or file for bankruptcy. Some of our clients have experienced temporary closures of some or all of their properties or have substantially altered or reduced their operations in response to the COVID-19 pandemic, and additional clients may do so in the future.

To the extent the COVID-19 pandemic or other epidemics or pandemics in the future adversely affect economic conditions and financial markets, as well as the business, results of operations, financial conditions and liquidity of us and our clients, they may also have the effect of heightening many of the risks described elsewhere in this “Risk Factors” section and our historical information regarding our business, properties, results of operations, financial condition or liquidity may not be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us, our properties or our business.

As a property owner, we may be subject to unknown environmental liabilities.
Investments in real property can create a potential for environmental liability. An owner of property can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We can face such liability regardless of our knowledge of the contamination; the timing of the contamination; the cause of the contamination; or the party responsible for the contamination of the property.

There may be environmental conditions associated with our properties of which we are unaware. A number of our properties are leased to operators of convenience stores that sell petroleum-based fuels, to operators of oil change and tune-up facilities, and operators that use chemicals and other waste products. These facilities and some other of our properties, use, or may have used in the past, underground lifts or storage tanks for the storage of petroleum-based or waste products, which could create a potential for the release of hazardous substances. Certain of our other properties, particularly those leased for industrial-type purposes, may also involve operations or activities that could give rise to environmental liabilities.

The presence of hazardous substances on a property may adversely affect our client's ability to continue to operate that property or our ability to lease or sell that property and we may incur substantial remediation costs or third-party liability claims. Although our leases generally require our clients to operate in compliance with all applicable federal, state, and local environmental laws, ordinances and regulations, and to indemnify us against any environmental liabilities arising from the clients’ activities on the properties, we could nevertheless be subject to liability, including strict liability, by virtue of our ownership interest. There also can be no assurance that our clients could or would satisfy their indemnification obligations under their leases. The discovery of environmental liabilities attached to our properties could have an adverse effect on our results of operations, our financial condition, or our ability to make distributions to stockholders and to pay the principal of and interest on our debt securities and other indebtedness. In addition, several of our properties were built during the period when asbestos was commonly used in building construction and we may acquire other buildings that contain asbestos in the future. Environmental laws govern the presence, maintenance, and removal of asbestos-containing materials, or ACMs, and require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, that they adequately inform or train those who may come into contact with asbestos and that they undertake special precautions, including removal or other abatement in the event that asbestos is disturbed during renovation or demolition of a building. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

While we have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to environmental contamination, if environmental contamination should exist on any of our properties, we could be subject to liability, including strict liability, by virtue of our ownership interest. In addition, while we maintain environmental insurance policies, it is possible that our insurance could be insufficient to address any particular environmental situation and/or that, in the future, we could be unable to obtain insurance for environmental matters at a reasonable cost, or at all. Our clients are generally responsible for, and indemnify us against, liabilities for environmental matters that arise during the lease terms as a result of clients’ activities on the properties. However, it is possible that one or more of our clients could fail to have sufficient funds to cover any such indemnification or to meet applicable state financial assurance obligations or such environmental contamination may predate our client's lease term, and thus we may still be obligated to pay for any such environmental liabilities.

If we fail to qualify as a REIT, it could adversely impact us, and the amount of dividends we are able to pay would decrease, which could adversely affect the market price of our capital stock and could adversely affect the value of our debt securities.
We believe that, commencing with our taxable year ended December 31, 1994, we have been organized and have operated, and we intend to continue to operate, so as to qualify as a REIT under Sections 856 through 860 of the Code. However, we cannot make any assurances that we have been organized or have operated in a manner that has satisfied the requirements for qualification as a REIT, or that we will continue to be organized or operate in a manner that will allow us to continue to qualify as a REIT. Qualification as a REIT involves the satisfaction of numerous requirements under highly technical and complex Code provisions, for which there are only limited judicial and administrative interpretations, as well as the determination of various factual matters and circumstances not entirely within our control. As we have recently expanded into new geographies and transactional structures, and may continue to do so in the future, the analyses of our REIT qualification, and our ability to ensure such qualification, have become, and may become in the future, more complex. For example, in order to qualify as a REIT, at least 95% of our gross income in each year must be derived from qualifying sources, and we must pay distributions to stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains). If we fail to satisfy any of the requirements for qualification as a REIT, we may be subject to certain penalty taxes or, in some circumstances, we may fail to qualify as a REIT. If we were to fail to qualify as a REIT in any taxable year:
•We would be required to pay regular U.S. federal corporate income tax on our taxable income;
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

Even if we qualify for and maintain our REIT status, we may be subject to certain federal, state, local and foreign taxes on our income and property. For example, if we have net income from a prohibited transaction, that income will be subject to a 100% tax. In addition, our taxable REIT subsidiaries are subject to federal, state and, in some cases, foreign taxes at the applicable tax rates on their income and property. Any failure to comply with legal and regulatory tax obligations could adversely affect our ability to conduct business and could adversely affect the market price of our capital stock and the value of our debt securities.

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
Our future growth will depend, in large part, upon our ability to raise additional capital. Raising additional capital through the issuance of equity securities can dilute the interests of holders of our common stock. The interests of our common stockholders could also be diluted by the issuance of shares of common stock pursuant to stock incentive plans. Likewise, our Board of Directors is authorized to cause us to issue preferred stock of any class or series with dividend, voting and other rights as determined by our Board of Directors, which could dilute, or otherwise adversely affect, the interest of holders of our common stock.

We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell or refinance such assets.
We have in the past and may in the future acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership units in an operating partnership, which could result in stockholder dilution through the issuance of operating partnership units that, under certain circumstances, may be exchanged for shares of our common stock. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to restrictions on our ability to dispose of, or refinance the debt on, the acquired properties in order to protect the contributors’ ability to defer recognition of taxable gain. Similarly, we may be required to incur or maintain debt we would otherwise not incur so we can allocate the debt to the contributors to maintain their tax bases. In the event we take any action that incurs taxable gain allocated to these contributors, we may be required to make them whole under tax protection agreements. These restrictions could limit our ability to sell or refinance an asset at a time, or on terms, that would be favorable absent such restrictions.
We are subject to risks associated with debt and preferred stock financing.
We intend to incur additional indebtedness in the future, including borrowings under our $4.25 billion unsecured revolving credit facility and our $3.0 billion commercial paper programs. Our revolving credit facility grants us the option, subject to obtaining lender commitments and other customary conditions, to expand the borrowing limits thereunder to up to $5.25 billion. The credit agreement governing our revolving credit facility also governs our $250.0 million unsecured term loan facility due March 2024 and, on January 6, 2023 we entered into the Term Loan Agreement governing our term loan, pursuant to which we borrowed an aggregate of approximately $1.0 billion in multicurrency borrowings. The Term Loan Agreement also permits us to incur additional term loans, up to an aggregate of $1.5 billion in total borrowings. The Term Loans initially mature in January 2024 and include two 12-month maturity extensions that can be exercised at the company's option. Our A3/A- credit ratings provide for a borrowing rate of 80 basis points over the applicable benchmark rate, which includes adjusted SOFR for US Dollar-denominated loans, adjusted SONIA for Sterling-denominated loans, and EURIBOR for Euro-denominated loans. In conjunction with closing, we executed one-year variable-to-fixed interest rate swaps which fix our per annum interest rate at 5.0% over the initial term.

Pursuant to our unsecured commercial paper programs we may offer and sell up to $3.0 billion of commercial paper at any time. We use our revolving credit facility as a liquidity backstop for the repayment of notes issued under the commercial paper programs. Specifically, we maintain unused borrowing capacity under our revolving credit facility equal to the aggregate principal amount of borrowings outstanding under our commercial paper programs from time to time. We may in the future enter into amendments and restatements of our revolving credit facility and term loan facilities, or enter into new revolving credit facilities or term loan facilities, and any such amended, restated or replacement revolving credit facilities or term loan facilities may increase the amounts we are entitled to borrow, subject to customary conditions, compared to our current revolving credit facility and term loan facilities, or we may incur other indebtedness. We may also in the future increase the size of our commercial paper programs or establish new commercial paper programs. We expect that we will continue to use our current and any new revolving credit facilities we may enter into (in each case as the same may be expanded, amended or restated, if applicable, from time to time), as a liquidity backstop for the repayment of notes issued under our current or any new commercial paper programs that we may maintain from time to time. As a result of the merger, all outstanding secured indebtedness and all outstanding liabilities and other indebtedness of VEREIT and its subsidiaries (including $4.65 billion of additional senior unsecured notes that were originally issued by VEREIT OP, substantially all of which were exchanged for senior unsecured notes issued by us) became indebtedness and liabilities of ours or our subsidiaries, as the case may be, which substantially increased the total secured indebtedness and the total liabilities and other indebtedness of us and our subsidiaries.

To the extent that new indebtedness is added to our current debt levels, the related risks that we now face would increase. As a result, we are and will be subject to risks associated with debt financing, including the risk that our cash flow could be insufficient to make required payments on our debt or to pay dividends on our common stock. We also face variable interest rate risk as the interest rates on our revolving credit facility, term loan facilities, and commercial paper programs are variable (subject to our interest rate swaps on our term loan facilities, in effect from time to time), and the interest rates on any credit facilities and term loan facilities we may enter into in the future may be variable, and could therefore increase over time. In addition, commercial paper borrowings are short-term obligations and the interest rate on newly issued commercial paper varies according to market conditions at the time of issuance. In addition, while we may enter into hedging and other derivatives instruments to mitigate our exposure to fluctuations in borrowing and currency rates, we may not realize the anticipated benefits from these arrangements or they may be insufficient to mitigate our exposure. We also face the risk that we may be unable to refinance or repay our debt as it comes due. Given past disruptions in the financial markets and ongoing global financial uncertainties, including the impact of COVID-19, the United Kingdom’s withdrawal from the European Union (referred to as Brexit), and the ongoing Russia-Ukraine conflict, we also face the risk that one or more of the participants in our revolving credit facility may be unwilling or unable to lend us money.

We have incurred and may continue to incur indebtedness that is denominated in local currencies to fund our international investments and operations. However, it is possible that such indebtedness may be insufficient or may be on unacceptable terms requiring us to use non-local currency indebtedness. In such event, we may be subject to foreign exchange rate volatility. While we may enter into hedging and other derivatives instruments to mitigate our exposure to fluctuations in foreign exchange rates, we may not realize the anticipated benefits from these arrangements or these arrangements may be insufficient to mitigate our exposure.

Our revolving credit facility, our term loan facilities, and our mortgage loan documents contain provisions that could limit or, in certain cases, prohibit the payment of dividends and other distributions to holders of our common stock and any outstanding preferred stock. The credit agreements governing our revolving credit facility and term loan facilities provide that, if an event of default (as defined in the credit agreements, as applicable) exists, we may not pay any dividends or make other distributions on (except distributions payable in shares of a given class of our stock to the stockholders of that class), or repurchase or redeem, among other things, any shares of our common stock or any outstanding preferred stock, during any period of four consecutive fiscal quarters in an aggregate amount in excess of the greater of (i) the sum of 95% of our adjusted funds from operations (as defined in the credit agreements, as applicable) for that period plus the aggregate amount of cash distributions made to holders of our outstanding preferred stock for that period, and (ii) the minimum amount of cash distributions required to be made to our stockholders in order to maintain our status as a REIT for federal income tax purposes and to avoid the payment of income or excise taxes that would otherwise be imposed under specified sections of the Code on income we do not distribute to our stockholders, except we may repurchase or redeem shares of our outstanding preferred stock, if any, with net proceeds from the issuance of shares of our common stock or preferred stock.

The credit agreements each provide that, in the event of a failure to pay principal, interest, or any other amount payable thereunder when due or upon the occurrence of certain events of bankruptcy, insolvency or reorganization with respect to us or with respect to one or more of our subsidiaries that in the aggregate meet a significance test set forth in the credit agreements, we and our subsidiaries (other than our wholly-owned subsidiaries) may not pay dividends or make other distributions on (except for (a) distributions payable in shares of a given class of our stock to the stockholders of that class and (b) dividends and distributions described in (ii) above), or repurchase or redeem, among other things, any shares of our common stock or preferred stock. If any such event of default under the applicable credit agreements (or under any other credit agreement or debt instrument with similar terms that we may in the future enter into or be subject to) were to occur, it would likely have a material adverse effect on the market price of our outstanding common stock and any outstanding preferred stock and on the market value of our debt securities which could limit the amount of dividends or other distributions payable to holders of our common stock and any outstanding preferred stock or the amount of interest and principal we are able to pay on our indebtedness, or prevent us from paying those dividends, other distributions, interest or principal altogether, and may adversely affect our ability to qualify, or prevent us from qualifying, as a REIT.

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

If we default under a credit facility, loan agreement, or other debt instrument, the lenders will generally have the right to demand immediate repayment of the principal and interest on all of their loans and, in the case of secured indebtedness, to exercise their rights to seize and sell the collateral. Moreover, a default under a single loan or debt instrument may trigger cross-default or cross-acceleration provisions in other indebtedness and debt instruments, giving the holders of such other indebtedness and debt instruments similar rights to demand immediate repayment and to seize and sell any collateral.

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
•Changes in interest rates and operating expenses (including energy costs, shortages and rationing);
•Competition within an industry and for our clients;
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
•Risks assumed as manager for development or redevelopment projects;
•Physical or weather-related damage to properties;
•The potential risk of functional obsolescence of properties over time;
•Acts of terrorism and war;
•Changes in consumer behaviors, preferences or demographics;
•The impacts of climate change; and
•Acts of God and other factors beyond the control of our management.

Real estate property investments are illiquid. We may not be able to acquire or dispose of properties when desired or on favorable terms.
Real estate investments are relatively illiquid. Our ability to quickly buy, sell or exchange any of our properties in response to changes in economic and other conditions will be limited and U.S. and foreign tax and regulatory regimes and authorities may impose or have the effect of restricting or limiting our ability to sell properties. No assurances can be given that we will recognize full value, at a price and at terms that are acceptable to us, for any property that we are required to sell for liquidity reasons. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations.

Our acquisition of additional properties may have a significant effect on our business, liquidity, financial position and/or results of operations.
Our future success will depend, in part, upon our ability to manage our acquisitions and expansion opportunities under prevailing market conditions. We are regularly engaged in the process of identifying, analyzing, underwriting, and negotiating possible acquisition transactions. We cannot provide any assurances that we will be successful in consummating future acquisitions on favorable terms or that we will realize expected cash lease yields, operating efficiencies, cost savings, revenue enhancements, synergies, or other benefits. Our inability to consummate one or more acquisitions on such terms, our failure to adequately underwrite and identify risks and obligations when acquiring properties, or our failure to realize the intended benefits from one or more acquisitions, could have a significant adverse effect on our business, liquidity, financial position and/or results of operations, including as a result of our incurrence of additional indebtedness and related interest expense and our assumption of unforeseen contingent liabilities in connection with completed acquisitions.

We have made and may continue to make selected acquisitions of properties that fall outside our historical focus on freestanding, single-client, net lease retail locations in the U.S. We may be exposed to a variety of new risks by expanding into new property types and/or new jurisdictions outside the U.S. and from properties leased to our clients who engage in non-retail businesses. These risks may include limited experience in managing certain types of new properties, new types of real estate locations and lease structures, and the laws and culture of non-U.S. jurisdictions.

We may face extensive regulations from gaming and other regulatory authorities regarding current and future gaming properties.
As a landlord of a gaming facility or future gaming facilities, we may be impacted by the risks associated with the gaming industry. The ownership, operation, and management of gaming facilities are subject to pervasive regulation. Gaming authorities also retain great discretion such that gaming regulations can impact our gaming clients, individuals associated with the operation of gaming properties, and us as the owner of the real estate and landlord related to such facilities. Gaming laws and regulations can impact all facets of a gaming property, including but not limited to alcoholic beverages, environmental matters, employees, health care, currency transactions, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted, which could adversely affect our operating results, and may also result in additional taxes or licensing fees imposed on us and our gaming clients. In addition, subject to certain administrative due process requirements, gaming regulators generally have broad authority to conduct investigations into the conduct or associations of our officers or certain investors to ensure compliance with applicable standards and suitability to hold a gaming license, and to deny any application or limit, condition, restrict, revoke, or suspend any gaming license, registration, or finding of suitability or approval, or fine any person licensed, registered, or found suitable or qualified as a licensee. As a result, our ability to obtain or maintain our required licenses and approvals, or avoid penalties related thereto, may be subject to risks, including risks outside of our control, and cannot be predicted.

Were a tenant unable to continue to perform under a lease, because of the highly regulated nature of the industry, it may be difficult to re-lease gaming properties. This difficulty may be exacerbated to the extent the gaming property is located in a geography that does not have an expansive gaming footprint, such as the property in which we are invested. A transfer of interest, including a new lease, will likely require approval of regulators and the licensing of a new gaming operator tenant.

We are subject to additional risks from our international investments and debt.
We have acquired and may continue to acquire properties outside of the U.S. These investments may expose us to a variety of risks that are different from and in addition to those commonly found in the U.S. Our international investments are subject to additional risks, including:
•The laws, rules and regulations applicable in such jurisdictions outside of the U.S., including those related to property ownership and control by foreign entities;
•Complying with a wide variety of foreign laws, including corruption, employment, data protection, energy usage, health and safety and environmental regulations which may require capital expenditures to maintain or bring our foreign properties into compliance with applicable regulations;

•Fluctuations in exchange rates between foreign currencies and the U.S. dollar (including risks related to their impact on our results of operations, hedging and other derivative arrangements used to mitigate our exposure to fluctuations in foreign currency rates, translational reporting risks, and exchange controls);
•As we may not have or have only a limited number of properties within a jurisdiction, our experience in that market and with local business may be limited;
•Cultural factors and business practices that differ from our U.S. standards and practices including as they relate to rent adjustments, ground leases and property ownership requirements and limitations;
•Challenges in establishing effective controls and procedures to manage and regulate operations in different regions and to monitor and ensure compliance with applicable regulations, such as applicable laws related to corrupt practices, employment, licensing, construction, energy usage, climate change or environmental compliance;
•Unexpected or other changes in regulatory requirements, tax, tariffs, trade barriers and other laws within jurisdictions outside the U.S. or between the U.S. and such jurisdictions;
•Potentially adverse tax consequences with respect to our properties and/or investment vehicles;
•Initial limited investments within certain regions or countries resulting in industry or client concentration risks;
•The impact of regional or country-specific business cycles, inflation and economic instability, including deterioration in political relations with the U.S., instability in, or further withdrawals from, the European Union or other international trade alliances or agreements; and
•Political instability, uncertainty over property rights, civil unrest, acts of war, drug trafficking, political activism or the continuation or escalation of terrorist or gang activities.

We also engage external property managers who assist with managing our international properties. If a property manager fails to meet its obligations or terminates its services, we may need to find a replacement but these services may be on less favorable terms and conditions or we may not be able to find a suitable replacement in a timely manner or at all.

We have incurred and may continue to incur indebtedness that is denominated in local currencies to fund our international investments and operations. However, it is possible that such indebtedness may be insufficient or may be on unacceptable terms requiring us to use non-local currency indebtedness. In such event, we may be subject to foreign exchange rate volatility which may be impacted by various factors, including those described above. While we may enter into hedging and other derivatives instruments to mitigate our exposure to fluctuations in foreign exchange rates, we may not realize the anticipated benefits from these arrangements or these arrangements may be insufficient to mitigate our exposure. For more information, see “—We are subject to risks associated with debt and preferred stock financing.”

If we are unable to adequately address these risks, they could have a significant adverse effect on our operations.

We may engage in development, speculative development, or expansion projects or invest in new assets, which would subject us to additional risks that could negatively impact our operations.
We may engage in development, speculative development, or other expansion projects, which could require us to raise additional capital and obtain additional state and local permits. A decision by any governmental agency not to issue a required permit or substantial delays in the permitting process could cause us to incur penalties, delay us from receiving rental payments or result in us receiving reduced rental payments, or prevent us from pursuing the development, speculative development, or expansion project altogether. Additionally, any such new development, speculative development, or expansion project may not operate at designed capacity or may cost more to operate than we expect. The inability to successfully complete development, speculative development, or expansion projects or to complete them on a timely basis could adversely affect our business and results of operations.

In addition, in the future, we may invest in new or different assets or enter into new transaction structures that may or may not be closely related to our current business. These new assets and transaction structures may have new, different or increased risks than what we are currently exposed to in our business and we may not be able to manage these risks successfully. Additionally, when investing in such new assets or transaction structures, we will be exposed to the risk that those assets or structures, or the income generated thereby, will affect our ability to meet the requirements to maintain our REIT status, or will subject us to additional regulatory requirements or limitations. If we are not able to successfully manage the risks associated with such new assets, it could have an adverse effect on our business, results of operations and financial condition.

An uninsured loss or a loss that exceeds the policy limits on our properties could subject us to lost capital or revenue on those properties.
Our leases generally require our clients to indemnify and hold us harmless from liabilities resulting from injury to persons, air, water, land or property, due to activities conducted on the properties, except for claims arising from the negligence or intentional misconduct of us or our agents. Additionally, clients are generally required, at the client’s expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies. The insurance policies our clients are required to maintain for property damage are generally in amounts not less than the full replacement cost of the improvements less slab, foundations, supports and other customarily excluded improvements. Our clients are generally required to maintain general liability coverage depending on the client and the industry in which the client operates.

Many of our properties are also covered by flood and earthquake insurance policies (subject to substantial deductibles) obtained and paid for by our clients as part of their risk management programs. Additionally, we have obtained blanket liability, flood and earthquake (subject to substantial deductibles) and property damage insurance policies to protect us and our properties against loss should the indemnities and insurance policies provided by the clients fail to restore the properties to their condition prior to a loss. We do not carry insurance for certain losses and certain types of losses may be either uninsurable or not economically insurable. However, should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on our results of operations or financial condition and on our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions to our stockholders. We also face the risk that our insurance carriers may not be able to provide payment under any potential claims that might arise under the terms of our insurance policies, and we may not have the ability to purchase insurance policies we desire.

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
Our properties are generally required to comply with the Americans with Disabilities Act of 1990, or the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. The retailers to whom we lease properties are obligated by law to comply with the ADA provisions and, in many cases, the retailers are generally obligated to cover costs associated with compliance pursuant to the terms of their applicable leases. If required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these retailers to cover costs could be adversely affected and we could be required to expend our own funds to comply with the provisions of the ADA, which could materially adversely affect our results of operations or financial condition and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions to our stockholders. In addition, our properties must be in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on our results of operations or financial condition and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions to our stockholders.

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
Our business is subject to risks associated with the effects of climate change, and a resulting shift to a lower carbon economy, and may be subject to further risks in the future. Climate change could adversely affect our business through both chronic and acute perils including, but not limited to, extreme weather, changes in precipitation and temperature, and rising sea levels, all of which may result in physical damage to, or a decrease in demand for, our properties located in the areas affected by these conditions, and may adversely impact consumer behaviors, preferences and spending for our clients, which may impact their ability to fulfill their obligations under our leases, or our ability to re-lease the properties in the future. In addition, should the impact of climate change be severe or occur for lengthy periods of time, connectivity, labor and supply chains could impact business continuity for ourselves and our clients. Chronic climate change may lead to increased costs for us and our clients to adapt to the demands and expectations of climate change or lower carbon usage, including with respect to heating, cooling or electricity costs, retrofitting properties to be more energy efficient or comply with new rules or regulations, or other unforeseen costs. These risks could adversely affect our reputation, financial condition or results of operations.

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

In addition, tenants of net-leased properties are responsible for maintenance and other day-to-day management of the properties. This lack of control over our net-leased properties makes it difficult for us to collect property-level environmental metrics and to enforce sustainability initiatives, which may impact our ability to comply with certain regulatory disclosure requirements to which we are subject (such as the anticipated changes to the SEC’s climate-related disclosure rules) or comply effectively with established ESG frameworks and standards, such as the Global Real Estate Sustainability Benchmarks, the TCFD and the Sustainability Accounting Standards Board. If we are unable to successfully collect the data necessary to comply with these disclosure requirements, we may be subject to increased regulatory risk and if such data is incomplete or unfavorable, our relationship with our investors, our stock price, and our access to capital may be negatively impacted.

Our charter contains restrictions upon ownership of our common stock.
Our charter contains restrictions on ownership and transfer of our common stock intended to, among other purposes, assist us in maintaining our status as a REIT for U.S. federal and/or state income tax purposes. For example, our charter restricts any person from acquiring beneficial or constructive ownership of more than 9.8% (by value or by number of shares, whichever is more restrictive) of our outstanding shares of common stock. These restrictions could have anti-takeover effects and could reduce the possibility that a third party will attempt to acquire control of us, which could adversely affect the market price of our common stock.
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

We may not be able to realize the anticipated synergies and related benefits of the merger with VEREIT and the transactions contemplated by the Merger Agreement.
The merger involved the combination of two companies which operated as independent public companies. While we devoted significant management attention and resources to integrating the business practices and operations of VEREIT, it is possible that we may be unable to realize expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.
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

In addition, over the last several years, prices of common stock and debt securities in the U.S., trading markets have experienced extreme price fluctuations, and the market values of our common stock and debt securities have also fluctuated significantly during this period. As a result of these and other factors, investors who purchase our capital stock and debt securities may experience a decrease, which could be substantial and rapid, in the market value of our capital stock and debt securities, including decreases unrelated to our operating performance or prospects.

Litigation risks could affect our business.
From time to time, we are involved in legal proceedings, lawsuits, and other claims including those that may arise out of acquisitions, development opportunities and other strategic transactions. An unfavorable resolution of litigation may have a material adverse effect on our business, results of operations and financial condition. Regardless of its outcome, litigation may result in substantial costs and expenses and significantly divert the attention of management.

We depend on key personnel.
We depend on the efforts of our executive officers and key employees The loss of the services of our executive officers and key employees could have a material adverse effect on our results of operations or financial condition and on our ability to pay the principal and interest on our debt securities and other indebtedness and to make distributions to our stockholders. It is possible that we will not be able to recruit additional personnel with equivalent experience in the net lease industry or retain employees to the same extent as in the past.

Natural disasters, terrorist attacks, other acts of violence or war, or other unexpected events may affect the value of our debt and equity securities, the markets in which we operate and our results of operations.
Natural disasters, terrorist attacks, other acts of violence or war, or other unexpected events (e.g., pandemics or epidemics) may negatively affect our operations, the market price of our capital stock and the value of our debt securities. There can be no assurance that events like these will not occur or have a direct impact on our clients, our business or the U.S. or world generally. If events like these were to occur, they could materially interrupt our business operations, cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. They also could result in or prolong an economic recession in the U.S. or abroad. Any of these occurrences could have a significant adverse impact on our operating results and revenues and on the market price of our capital stock and on the value of our debt securities. It could also have an adverse effect on our ability to pay principal and interest on our debt securities or other indebtedness and to make distributions to our stockholders.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.
We, like all businesses, are subject to cyber-attacks and security incidents, which threaten the confidentiality, integrity, and availability of our systems and information resources. Cyber-attacks are malicious cyber activity and a security incident is a successful cyber-attack that has the potential to expose sensitive data, internal systems, or otherwise disrupt business operations. Those attacks and incidents may be due to intentional or unintentional acts by employees, contractors or third-parties, who seek to gain unauthorized access to our or our service providers’ systems to disrupt operations, corrupt data, or steal confidential information through malware, computer viruses, ransomware, social engineering (e.g., phishing attachments to e-mails) or other vectors.

The risk of a cybersecurity breach or operational disruption, particularly through a cyber incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, particularly as remote working has become more common. Our information technology (“IT”) networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our clients. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption (such as the implementation of systems and/or vendors that provide constant monitoring of our IT networks and related systems for cyber-attacks and incidents); however, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.

While we maintain some of our own critical IT networks and related systems, we also depend on third-parties to provide important software, technologies, tools and a broad array of services and functions, such as payroll, human resources, electronic communications, data storage, and certain finance and treasury functions, among others. In addition, in the ordinary course of our business, we collect, process, transmit and store sensitive data, within our own systems and utilizing those of third-party providers, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information.

Our measures to prevent, detect and mitigate these threats may not be successful in preventing a security incident or data breach or limiting the effects of such a breach. This is particularly so because attack methodologies change frequently or are not recognized until launched, and we also may be unable to investigate or remediate incidents because attackers are increasingly using techniques and tools designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

The primary risks that could directly result from the occurrence of a cyberattack or security incident include operational interruption, damage to our relationship with our clients, reputational damage, and private data exposure. We could be required to expend significant capital and other resources to address an attack or incident, which may not be covered or fully covered by our insurance and which may involve payments for investigations, forensic analyses, legal advice, public relations advice, system repair or replacement, or other services, in addition to any remedies or relief that may result from legal proceedings. Our financial results may be negatively impacted by such attacks and incidents or any resulting negative media attention. Further, while we carry cyber liability insurance, such insurance may not be adequate to cover all losses related to such events.

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

Disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us, the market price of our common stock, and may make it more difficult or costly for us to raise capital.
Historically, there have been periods where the global equity and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of equity and debt securities to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases have resulted in the unavailability of certain types of financing. Uncertainty in the equity and credit markets may negatively impact our ability to access additional financing at reasonable terms, which may adversely affect our ability to make acquisitions. A prolonged downturn in the equity or credit markets may cause us to refinance at higher rates, seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to buy or sell properties, may adversely affect the price we purchase or receive for properties, as we and prospective buyers may experience increased costs of financing or difficulties in obtaining financing. These events in the equity and credit markets may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or debt securities. These disruptions in the financial markets also may have a material adverse effect on the market value of our common stock and debt securities, the income we receive from our properties and the lease rates we can charge for our properties, as well as other unknown adverse effects on us or the economy in general.

Inflation (including prolonged inflationary periods) may adversely affect our financial condition and results of operations.
Increased inflation or anticipated inflationary periods could have a more pronounced negative impact on any variable rate debt we incur in the future and on our results of operations. During times when inflation is greater than increases in rent, as provided for in our leases, rent increases may not keep up with the rate of inflation and other costs (including increases in employment and other fees and expenses). Government regulations may limit the indices we can utilize in lease adjustments and, in turn, limit our ability to increase rent in our leases. Even though net leases reduce our exposure to rising property expenses due to inflation, substantial inflationary pressures and increased costs may have an adverse impact on our clients if increases in their operating expenses exceed increases in revenue, which may adversely affect our clients’ ability to pay rent. The U.K. government plans to migrate away from the Retail Price Index (RPI), which has been widely used in lease adjustments, to alternatives such as the Consumer Price Index including owner occupiers' housing costs (CPIH), that may result in a lower measure of inflation and, in turn, have a negative impact on our lease revenue currently tied to RPI in the U.K. Inflationary periods may cause us to experience increased costs of financing, make it difficult to refinance debt at attractive rates or at all, and may adversely affect the properties we can acquire if the cost of financing an acquisition is in excess of our anticipated earnings from such property thereby limiting the properties that can be acquired. All of these may have an adverse effect on our results of operations, financial condition and liquidity. To the extent periods of high inflation are prolonged, these results may be exacerbated.

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

	Price Per Share of Common Stock
	High	Low	Distributions Declared (1)
2022
First Quarter	$72.55	$63.90	$0.7400
Second Quarter	75.40	62.29	0.7415
Third Quarter	75.11	57.61	0.7430
Fourth Quarter	66.44	55.50	0.7445
Total			$2.9690
2021
First Quarter	$64.60	$57.00	$0.7040
Second Quarter	71.84	63.64	0.7055
Third Quarter	72.75	64.86	0.7070
Fourth Quarter	74.60	64.98	0.7285
Total			$2.8450
(1) Common stock cash distributions are declared monthly by us based on financial results for the prior months. At December 31, 2022, a distribution of $0.2485 per common share had been declared and was paid in January 2023.
B.  There were approximately 12,300 registered holders of record of our common stock as of December 31, 2022. We estimate that our total number of stockholders is approximately 1.5 million when we include both registered and beneficial holders of our common stock.

C.  During the three months ended December 31, 2022, the following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2021 Incentive Award Plans of Realty Income Corporation:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
October 1, 2022 — October 31, 2022	9,514	$55.58
November 1, 2022 — November 31, 2022	1,464	$64.52
December 1, 2022 — December 31, 2022	1,547	$63.39
Total	12,525	$57.59
(1)All 12,525 shares of common stock purchased during the three months ended December 31, 2022 were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2021 Incentive Award Plan of Realty Income Corporation. The withholding of common stock by us could be deemed a purchase of such common stock.
Item 6:                              Reserved
Item 7:                              Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Realty Income, The Monthly Dividend Company®, is an S&P 500 company and member of the S&P 500 Dividend Aristocrats® index for having increased its dividend every year for over 25 consecutive years. We invest in people and places to deliver dependable monthly dividends that increase over time. We are structured as a REIT requiring us annually to distribute at least 90% of our taxable income (excluding net capital gains) in the form of dividends to our stockholders. The monthly dividends are supported by the cash flow generated from real estate owned under long-term net lease agreements with our commercial clients.
Realty Income was founded in 1969, and listed on the NYSE under the ticker symbol "O" in 1994. Over the past 54 years, Realty Income has been acquiring and managing freestanding commercial properties that generate rental revenue under long-term net lease agreements with our commercial clients.
At December 31, 2022, our diversified portfolio consisted of:
•Owned or held interests in 12,237 properties;
•An occupancy rate of 99.0%, or 12,111 properties leased and 126 properties available for lease or sale;
•Clients doing business in 84 separate industries;
•Locations in all 50 U.S. states, Puerto Rico, the U.K., Spain, and Italy;
•Approximately 236.8 million square feet of leasable space;
•A weighted average remaining lease term (excluding rights to extend a lease at the option of our client) of approximately 9.5 years; and
•An average leasable space per property of approximately 19,350 square feet, approximately 13,000 square feet per retail property and approximately 234,100 square feet per industrial property.
Of the 12,237 properties in the portfolio at December 31, 2022, 12,018, or 98.2%, are single-client properties, of which 11,894 were leased, and the remaining are multi-client properties.
Unless otherwise specified, references to rental revenue in the Management's Discussion and Analysis of Financial Condition and Results of Operations are exclusive of reimbursements from clients for recoverable real estate taxes and operating expenses totaling $184.7 million, $104.9 million and $79.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. In addition, references to reserves recorded as a reduction of rental revenue include amounts reserved for in the current period, as well as unrecognized contractual revenue and unrecognized straight-line rental revenue for leases accounted for on a cash basis.
LIQUIDITY AND CAPITAL RESOURCES
Capital Philosophy
Our goal is to deliver dependable monthly dividends to our shareholders that increase over time. Historically, we have met our principal short-term and long-term capital needs, including the funding of high-quality real estate acquisitions, property development, and capital expenditures, by issuing common stock, preferred stock, long-term unsecured notes and term loan borrowings. Over the long term, we believe that common stock should be the majority of our capital structure. We may issue common stock when we believe our share price is at a level that allows for the proceeds of an offering to be accretively invested into additional properties or to permanently finance properties that were initially financed by our revolving credit facility, commercial paper programs, or shorter-term debt securities. However, we cannot assure you that we will have access to the capital markets at all times and at terms that are acceptable to us.
Our primary cash obligations, for the current year and subsequent years, are included in the “Table of Obligations,” which is presented later in this section. We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions and development costs, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs, and cash distributions to common stockholders, primarily through cash provided by operating activities, borrowings under our revolving credit facility, short-term term loans, and under our commercial paper programs, and through public securities offerings. As of December 31, 2022, there are approximately $2.0 billion of obligations becoming due during 2023, which we expect to fund through a combination of the following:
•Cash and cash equivalents;
•Future cash flows from operations;
•Issuances of common stock or debt; and
•Additional borrowings under our revolving credit facility (after deducting outstanding borrowings under our commercial paper programs).
We may choose to mitigate our financial exposure to exchange rate risk for properties acquired outside the U.S. through the issuance of debt securities denominated in the same local currency and through currency derivatives. We may leave a portion of our foreign cash flow unhedged to reinvest in additional properties in the same local currency.
Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At December 31, 2022, our total outstanding borrowings of senior unsecured notes and bonds, $250.0 million term loan, mortgages payable, revolving credit facility and commercial paper were $17.9 billion, or approximately 29.9% of our total market capitalization of $59.9 billion.
We define our total market capitalization at December 31, 2022, as the sum of:

•Shares of our common stock outstanding of 660,300,195, plus total common units outstanding of 1,795,167, multiplied by the last reported sales price of our common stock on the NYSE of $63.43 per share on December 31, 2022, or $42.0 billion;
•Outstanding borrowings of $2.0 billion on our revolving credit facility, comprised of €1.8 billion Euro and £70.0 million Sterling borrowings;
•Outstanding borrowings of $701.8 million on our commercial paper programs, including €361.0 million of Euro-denominated borrowings;
•Outstanding mortgages payable of $842.3 million, excluding net mortgage premiums of $12.4 million and deferred financing costs of $0.8 million;
•Outstanding borrowings on our $250.0 million term loan, excluding deferred financing costs of $0.2 million; and
•Outstanding senior unsecured notes and bonds of $14.1 billion, including Sterling-denominated notes of £2.57 billion, and excluding unamortized net premiums of $224.6 million and deferred financing costs of $60.7 million.
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
Equity Capital Raising
Under our ATM program, up to 120,000,000 shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers’ transactions on the NYSE at prevailing market prices, at prices related to prevailing market prices or at negotiated prices or by any other methods permitted by applicable law. We currently expect to fully physically cash settle any forward sale agreement with the respective forward purchaser on one or more dates specified by us on or prior to the maturity date of such forward sale agreement, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward sale agreement multiplied by the relevant forward price per share. During the year ended December 31, 2022, we issued 68,608,176 shares and raised approximately $4.6 billion of net proceeds under the ATM programs. With respect to forward sales pursuant to our ATM program, we do not initially receive any proceeds from any sale of shares of our common stock borrowed by a forward purchaser and sold through a forward seller. As of December 31, 2022, there were 6,744,884 shares of common stock subject to forward sale agreements through our ATM program, with a weighted average initial price of $63.31 per share, representing approximately $0.4 billion in estimated net proceeds (assuming full physical settlement of all outstanding shares of common stock subject to such forward sale agreements and certain assumptions made with respect to settlement dates), which have been executed but not settled. The weighted average forward price at December 31, 2022 was $62.59 per share, after price deduction and adjustments. After deducting the 6,744,884 shares sold pursuant to forward sale confirmations that remained outstanding as of December 31, 2022, we had 70,620,121 shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.

Our Dividend Reinvestment and Stock Purchase Plan, (our "DRSPP"), provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued. Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during the year ended December 31, 2022. During the year ended December 31, 2022, we issued 175,554 shares and raised approximately $11.7 million under our DRSPP. At December 31, 2022, we had 11,159,825 shares remaining for future issuance under our DRSPP program.

There were no issuances of common stock in underwritten public offerings during the year ended December 31, 2022.
Revolving Credit Facility
We have a $4.25 billion unsecured revolving multicurrency credit facility that matures in June 2026, includes two six-month extensions that can be exercised at our option and allows us to borrow in up to 14 currencies, including U.S. dollars. Our revolving credit facility also has a $1.0 billion expansion feature, which is subject to obtaining lender commitments. Under our revolving credit facility, our current investment grade credit ratings provide for financing on USD borrowings at the Secured Overnight Financing Rate ("SOFR"), plus 0.725% with a SOFR adjustment charge of 0.10% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.95% over SOFR, British Pound Sterling at the Sterling Overnight Indexed Average (“SONIA”), plus 0.725% with a SONIA adjustment charge of 0.0326% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.8826% over SONIA, and Euro Borrowings at one-month Euro Interbank Offered Rate (“EURIBOR”), plus 0.725%, and a revolving credit facility fee of 0.125%, for all-in pricing of 0.85% over one-month EURIBOR.
The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us in different currencies. Our credit facility is unsecured and accordingly, we have not pledged any assets as collateral for this obligation.
At December 31, 2022, we had a borrowing capacity of $2.2 billion available on our revolving credit facility (subject to customary conditions to borrowings) and an outstanding balance of $2.0 billion, comprised of €1.8 billion Euro and £70.0 million Sterling borrowings. The weighted average interest rate on borrowings under our revolving credit facility during the year ended December 31, 2022, was 1.8% per annum. Our revolving credit facility is subject to various leverage and interest coverage ration limitations, as at December 31, 2022, we were in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.
Commercial Paper Programs
During July 2022, our USD-denominated unsecured commercial paper program was amended to increase the maximum aggregate amount of outstanding notes from $1.0 billion to $1.5 billion. We also established a Euro-denominated unsecured commercial paper program, which permits us to issue additional unsecured commercial notes up to a maximum aggregate amount of $1.5 billion (or foreign currency equivalent), which may be issued in U.S. Dollars or various other foreign currencies, including but not limited to, Euros, Sterling, Swiss Francs, Yen, Canadian Dollars, and Australian Dollars, in each case, pursuant to customary terms in the European commercial paper note market. At December 31, 2022, we had an outstanding balance of $701.8 million, including €361.0 million of Euro-denominated borrowings. The weighted average interest rate on borrowings under our commercial paper programs was 1.6% for the year ended December 31, 2022. The commercial paper borrowings outstanding at December 31, 2022 have matured and will mature between January 2023 and February 2023. We use our $4.25 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper programs.
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
Term Loans
On January 6, 2023 we entered into the Term Loan Agreement governing our term loan, pursuant to which we borrowed an aggregate of approximately $1.0 billion in multicurrency borrowings, including $90.0 million, £705.0 million and €85.0 million in outstanding borrowings. The Term Loan Agreement also permits us to incur additional term loans, up to an aggregate of $1.5 billion in total borrowings. The Term Loans initially mature in January 2024 and include two 12-month maturity extensions that can be exercised at the company's option. Our A3/A- credit ratings provide for a borrowing rate of 80 basis points over the applicable benchmark rate, which includes adjusted SOFR for USD-denominated loans, adjusted SONIA for Sterling-denominated loans, and EURIBOR for Euro-denominated loans.
In October 2018, in conjunction with entering into our current revolving credit facility, we entered into a $250.0 million senior unsecured term loan, which matures in March 2024. Prior to April 2022, borrowing under this term loan bore interest at the current one-month London Inter-Bank Offered Rate (“LIBOR”), plus 0.85%. In connection with entering into our new unsecured credit facility in April 2022, the previous LIBOR benchmark rate was replaced with daily SOFR, based on a five-day lookback period, and, due to our current credit ratings, is not subject to a credit spread adjustment. In conjunction with this term loan, we also entered into an interest rate swap, which was based off the daily SOFR through June 30, 2022. As of December 31, 2022, the effective interest rate on this term loan, after giving effect to the interest rate swap, was 3.83%.
Mortgage Debt
As of December 31, 2022, we had $842.3 million of mortgages payable, of which £30.7 million related to a Sterling-denominated mortgage. The majority of our mortgages payable were assumed in connection with our merger with VEREIT or with our property acquisitions, including the assumption of eight mortgages on 17 properties totaling $45.1 million during the year ended December 31, 2022. At December 31, 2022, we had net premiums totaling $12.4 million on these mortgages and deferred financing costs of $0.8 million. We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so. During the year ended December 31, 2022, we made $312.2 million in principal payments, including the repayment of 12 mortgages in full for $308.0 million. Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At December 31, 2022, we were in compliance with these covenants.

Notes Outstanding
As of December 31, 2022, our senior unsecured note and bond obligations had a total principal amount of $14.1 billion, including Sterling- denominated notes of £2.57 billion, and excluding net unamortized premiums of $224.6 million and deferred financing costs of $60.7 million. See note 9. Notes Payable to our consolidated financial statements for the full list of senior unsecured notes and bonds, by maturity date.
The following table summarizes the maturity of our notes and bonds payable as of December 31, 2022, excluding net unamortized premiums of $224.6 million and deferred financing costs of $60.7 million (dollars in millions):

Year of Maturity	Principal
2024	$850
2025	1,050
2026	1,575
2027	1,983
Thereafter	8,656
Totals	$14,114
During the year ended December 31, 2022, we issued the following notes and bonds (in millions):

2022 Issuances	Date of Issuance	Maturity Date	Principal amount used	Price of par value	Effective yield to maturity
1.875% Notes	January 2022	January 2027	£250	99.487%	1.974%
2.500% Notes	January 2022	January 2042	£250	98.445%	2.584%
3.160% Notes	June 2022	June 2030	£140	100.000%	3.160%
3.180% Notes	June 2022	June 2032	£345	100.000%	3.180%
3.390% Notes	June 2022	June 2037	£115	100.000%	3.390%
5.625% Notes	October 2022	October 2032	$750	99.879%	5.641%
In January 2023, we issued $500 million of 5.05% senior unsecured notes due January 2026 and $600 million of 4.85% senior unsecured notes due March 2030. See Note 19, Subsequent Events to our consolidated financial statements.
All of our outstanding notes and bonds have fixed interest rates and contain various covenants, with which we remained in compliance as of December 31, 2022. Interest on our £400 million of 1.625% senior unsecured notes issued in October 2020, our £400 million of 1.125% senior unsecured notes issued in July 2021, our £350 million of 1.750% senior unsecured notes also issued in July 2021, our £250 million of 1.875% senior unsecured notes issued in January 2022, and £250 million of 2.500% senior unsecured notes also issued in January 2022 is paid annually. Interest on our remaining senior unsecured note and bond obligations is paid semiannually.
The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. GAAP, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants and are not measures of our liquidity or performance. The actual amounts as of December 31, 2022, are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	40.3%
Limitation on incurrence of secured debt	< 40% of adjusted assets	2.0%
Debt service coverage (trailing 12 months) (1)	> 1.5x	5.2x
Maintenance of total unencumbered assets	> 150% of unsecured debt	255.4%
(1)  Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on January 1, 2022 and subject to certain additional adjustments. Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of January 1, 2022, nor does it purport to reflect our debt service coverage ratio for any future period. The following is our calculation of debt service and fixed charge coverage at December 31, 2022 (in thousands, for trailing twelve months):

Net income available to common stockholders	$869,408
Plus: interest expense, excluding the amortization of deferred financing costs	451,629
Less: gain on extinguishment of debt	(367)
Plus: provision for taxes	45,183
Plus: depreciation and amortization	1,670,389
Plus: provisions for impairment	25,860
Plus: pro forma adjustments	318,394
Less: gain on sales of real estate	(102,957)

Income available for debt service, as defined	$3,277,539

Total pro forma debt service charge	$624,301

Debt service and fixed charge coverage ratio	5.2
Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At December 31, 2022, we had cash and cash equivalents totaling $171.1 million, inclusive of £74.3 million denominated in Sterling and €17.8 million denominated in Euro.
We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months. We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility and commercial paper programs.
Credit Agency Ratings
The borrowing interest rates under our revolving credit facility are based upon our ratings assigned by credit rating agencies. As of December 31, 2022, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook and Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook. In addition, we were assigned the following ratings on our commercial paper at December 31, 2022: Moody's Investors Service has assigned a rating of P-2 and Standard & Poor's Ratings Group has assigned a rating of A-2.
Based on our credit agency ratings as of December 31, 2022, interest rates under our new credit facility for U.S. borrowings would have been at the SOFR, plus 0.725% with a SOFR adjustment charge of 0.10% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.95% over SOFR, for British Pound Sterling borrowings, at the SONIA, plus 0.725% with a SONIA adjustment charge of 0.0326% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.8826% over SONIA, and for Euro Borrowings at one-month Euro Interbank Offered Rate (“EURIBOR”), plus 0.725%, and a revolving credit facility fee of 0.125%, for all-in pricing of 0.85% over one-month EURIBOR. In addition, our new credit facility provides that the interest rates can range between: (i) SOFR/SONIA/EURIBOR, plus 1.40% if our credit rating is lower than BBB-/Baa3 or our senior unsecured debt is unrated and (ii) SOFR/SONIA/EURIBOR, plus 0.70% if our credit rating is A/A2 or higher. In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher.
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

Table of Obligations
The following table summarizes the maturity of each of our obligations as of December 31, 2022 (dollars in millions):

Year due	Credit Facility and Commercial Paper Programs (1)	Senior Unsecured Notes and Bonds (2)	$250.0 million Term Loan (3)	Mortgages Payable (4)	Interest (5)	Ground Leases Paid by Realty Income (6)	Ground Leases Paid by Our Clients (7)	Other (8)	Totals
2023	$701.8	$—	$—	$22.0	$591.5	$10.6	$31.2	$607.4	$1,964.5
2024	—	850.0	250.0	740.5	571.1	13.3	30.7	19.8	2,475.4
2025	—	1,050.0	—	42.0	505.9	11.5	30.0	—	1,639.4
2026	2,027.2	1,575.0	—	12.0	416.6	17.2	29.2	0.8	4,078.0
2027	—	1,983.1	—	22.3	327.7	8.9	26.3	—	2,368.3
Thereafter	—	8,656.1	—	3.5	1,520.3	287.6	264.5	—	10,732.0
Totals	$2,729.0	$14,114.2	$250.0	$842.3	$3,933.1	$349.1	$411.9	$628.0	$23,257.6
(1)The initial term of the credit facility expires in June 2026 and includes, at our option, two six-month extensions. At December 31, 2022, there were $2.0 billion borrowings under our revolving credit facility. Commercial paper programs outstanding at December 31, 2022 were $701.8 million, which have matured and will mature between January 2023 and February 2023.
(2)Excludes non-cash net premiums recorded on notes payable of $224.6 million and deferred financing costs of $60.7 million. The table of obligations also excludes the January 2023 issuances of $500.0 million of senior unsecured notes due January 2026, which are callable at par on January 13, 2024, and $600.0 million of senior unsecured notes due March 2030, which are callable at par on January 15, 2030.
(3)Excludes deferred financing costs of $0.2 million as well as the approximately $1.0 billion multicurrency unsecured term loan entered into in January 2023.
(4)Excludes both non-cash net premiums recorded on the mortgages payable of $12.4 million and deferred financing costs of $0.8 million.
(5)Interest on the term loan, notes, bonds, mortgages payable, credit facility and commercial paper programs has been calculated based on outstanding balances at period end through their respective maturity dates. Excludes interest on the multicurrency term loan entered into January 2023 for approximately$1.0 billion, which matures January 2024, as well as on our January 2023 issuances of $500 million of senior unsecured notes, which are callable at par on January 13, 2024, and $600 million of senior unsecured notes due March 2030.
(6)We currently pay the ground lessors directly for the rent under the ground leases.
(7)Our clients, who are generally sub-clients under ground leases, are responsible for paying the rent under these ground leases. In the event our client fails to pay the ground lease rent, we are primarily responsible.
(8)“Other” consists of $606.3 million of commitments under construction contracts, and $21.7 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements.
Our credit facility, commercial paper programs, term loans, and notes payable obligations are unsecured. Accordingly, we have not pledged any assets as collateral for these obligations.
Unconsolidated Investments
As a result of our VEREIT merger, we assumed an equity method investment in three unconsolidated entities. In 2022, all seven assets owned by our industrial partnerships acquired in connection with the VEREIT merger were sold. The gross purchase price for the properties was $905.0 million and we collected $114.0 million of net proceeds (after mortgage defeasance and closing costs) to date, representing our proportionate share of partnership distributions. Up until the point of sale of these properties, we were responsible for funding our proportionate share of any operating cash deficits pursuant to the governance documents of the applicable entities. There are no further material commitments related to those investments.
RESULTS OF OPERATIONS
Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with U.S. GAAP and are the basis for our discussion and analysis of financial condition and results of operations. Preparing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. We believe that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in note 2, Summary of Significant Accounting Policies and Procedures and New Accounting Standards, to our consolidated financial statements in this Annual Report on Form 10-K for the year ended December 31, 2022.

In order to prepare our consolidated financial statements according to the rules and guidelines set forth by U.S. GAAP, many subjective judgments must be made with regard to critical accounting policies. Management must make significant assumptions in determining the fair value of assets acquired and liabilities assumed. When acquiring a property for investment purposes, we typically allocate the cost of real estate acquired, inclusive of transaction costs, to: (1) land, (2) building and improvements, and (3) identified intangible assets and liabilities, based in each case on their relative estimated fair values. Intangible assets and liabilities consist of above-market or below-market lease value and the value of in-place leases, as applicable. Additionally, above-market rents on certain leases under which we are a lessor are accounted for as financing receivables amortizing over the lease term, while below-market rents on certain leases under which we are a lessor are accounted for as prepaid rent. In an acquisition of multiple properties, we must also allocate the purchase price among the properties. The allocation of the purchase price is based on our assessment of estimated fair value of the land, building and improvements, and identified intangible assets and liabilities and is often based upon the various characteristics of the market where the property is located. In addition, any assumed mortgages are recorded at their estimated fair values. The estimated fair values of our mortgages payable have been calculated by discounting the future cash flows using applicable interest rates that have been adjusted for factors, such as industry type, client investment grade, maturity date, and comparable borrowings for similar assets. The use of different assumptions in the allocation of the purchase price of the acquired properties and liabilities assumed could affect the timing of recognition of the related revenue and expenses.
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
The following is a comparison of our results of operations for the years ended December 31, 2022, 2021 and 2020.
Total Revenue
The following summarizes our total revenue (dollars in thousands):

	Years ended December 31,			Increase
	2022	2021	2020	2022 versus 2021	2021 versus 2020
REVENUE
Rental (excluding reimbursable)	$3,114,975	$1,960,107	$1,560,171	$1,154,868	$399,936
Rental (reimbursable)	184,682	104,851	79,362	$79,831	$25,489
Other	44,024	15,505	7,554	$28,519	$7,951
Total revenue	$3,343,681	$2,080,463	$1,647,087	$1,263,218	$433,376
The increase in total revenue primarily relates to the merger with VEREIT and acquisitions for the years ended December 31, 2022 and 2021.

Rental Revenue (excluding reimbursable)
The table below summarizes our rental revenue (excluding reimbursable, dollars in thousands):

			Years ended December 31,		Increase/(Decrease)
	Number of Properties	Square Footage (1)	2022	2021	$ Change
Properties acquired during 2022 & 2021	2,314	53,632,497	$550,676	$134,652	$416,024
Same store rental revenue(2)	9,615	167,391,055	2,453,030	2,410,302	42,728
Orion Divestiture(3)	92	10,093,123	430	154,444	(154,014)
Constant currency adjustment(4)	N/A	N/A	4,483	18,020	(13,537)
Properties sold during and prior to 2022	426	9,771,221	18,465	57,659	(39,194)
Straight-line rent and other non-cash adjustments	N/A	N/A	20,778	20,711	67
Vacant rents, development and other (5)	308	7,257,983	55,903	52,341	3,562
Other excluded revenue (6)	N/A	N/A	11,210	10,551	659
Less: VEREIT rental revenue (7)	N/A	N/A	—	(898,573)	898,573
Totals			$3,114,975	$1,960,107	$1,154,868
(1)Excludes 5,909,738 square feet from properties ground leased to clients and 2,654,136 square feet from properties with no land or building ownership.
(2)The same store rental revenue percentage increase for the year ended December 31, 2022 as compared with the same period in the prior year is 1.8%.
(3)Following of the closing of our merger with VEREIT, we contributed 92 office real estate assets, a consolidated real estate venture holding one office asset, and an unconsolidated real estate venture holding five office assets to a wholly owned subsidiary named Orion Office REIT Inc. ("Orion"). On November 12, 2021, we distributed the outstanding shares of Orion common stock to our shareholders (including legacy VEREIT stockholders who received shares of our common stock in our merger with VEREIT) on a pro rata basis at a rate of one share of Orion common stock for every ten shares of Realty Income common stock held on November 12, 2021, the applicable record date, which we refer to as the Orion Divestiture.
(4)For purposes of comparability, same store rental revenue is presented on a constant currency basis using the exchange rate as of December 31, 2022, of 1.20 British Pound Sterling ("GBP")/USD. None of the properties in Spain or Italy met our same store pool definition for the periods presented.
(5)Relates to the aggregate of (i) rental revenue from properties (292 properties comprising 6,552,442 square feet) that were available for lease during part of 2022 or 2021, and (ii) rental revenue for properties (16 properties comprising 705,541 square feet) under development or completed developments that do not meet our same store pool definition for the periods presented.
(6)Primarily consists of reimbursements for tenant improvements and rental revenue that is not contractual base rent such as lease termination settlements.
(7)Amounts for the year ended December 31, 2021 represent rental revenue from VEREIT properties, which were not included in our financial statements prior to the close of the merger on November 1, 2021.

The table below summarizes the increase in rental revenue (excluding reimbursable) in 2021 compared to 2020 (dollars in thousands):

			Years Ended December 31,		Increase/(Decrease)
	Number of Properties	Square Footage (1)	2021	2020	$ Change
Properties acquired during 2021 & 2020	4,953	105,839,422	$413,546	$51,951	$361,595
Same store rental revenue (2)	6,046	93,607,451	1,457,648	1,418,502	39,146
Orion Divestiture	92	10,074,923	45,047	50,401	(5,354)
Constant currency adjustment (3)	N/A	N/A	2,025	(2,861)	4,886
Properties sold during and prior to 2021	283	5,930,654	6,668	21,919	(15,251)
Straight-line rent and other non-cash adjustments	N/A	N/A	11,646	(3,587)	15,233
Vacant rents, development and other (4)	137	2,650,240	11,296	14,422	(3,126)
Other excluded revenue (5)	N/A	N/A	12,231	9,424	2,807
Totals			$1,960,107	$1,560,171	$399,936

(1) Excludes 5,869,364 square feet from properties ground leased to clients and 2,100,990 square feet from properties with no land or building ownership.
(2) The same store rental revenue percentage increase for the year ended December 31, 2021 as compared with the same period in the prior year is 2.8%.
(3) For purposes of comparability, same store rental revenue is presented on a constant currency basis using the exchange rate as of December 31, 2021 of 1.35 GBP/USD. None of the properties in Spain met our same store pool definition for the periods presented. In addition, the same store pool excludes properties assumed on November 1, 2021 as a result of our merger with VEREIT.
(4) Relates to the aggregate of (i) rental revenue from properties (128 properties comprising 2,292,635 square feet) that were available for lease during part of 2021 or 2020, (ii) rental revenue for properties (nine properties comprising 357,605 square feet) under development or completed developments that do not meet our same store pool definition for the periods presented.
(5) Primarily consists of reimbursements for tenant improvements and rental revenue that is not contractual base rent such as lease termination settlements.
For purposes of determining the same store rent property pool, we include all properties that were owned for the entire year-to-date period, for both the current and prior year, except for properties during the current or prior year that; (i) were vacant at any time, (ii) were under development or redevelopment, or (iii) were involved in eminent domain and rent was reduced. Beginning with the first quarter of 2022, properties acquired through the merger with VEREIT were considered under each element of our same store pool criterion, except for the requirement that the property be owned for the full comparative period. If the property was owned by VEREIT for the full comparative period and each of the other criteria were met, the property was included in our same store property pool. Each of the exclusions from the same store pool are separately addressed within the applicable sentences above, explaining the changes in rental revenue for the period.
Our calculation of same store rental revenue includes rent deferred for future payment as a result of lease concessions we granted in response to the COVID-19 pandemic and recognized under the practical expedient provided by the Financial Accounting Standards Board (the "FASB"). Our calculation of same store rental revenue also includes uncollected rent for which we have not granted a lease concession. If these applicable amounts of rent deferrals and uncollected rent were excluded from our calculation of same store rental revenue, the increases for 2022 relative to 2021 and 2021 relative to 2020 would have been 2.3% and 7.7%, respectively.
Of the 12,237 properties in the portfolio at December 31, 2022, 12,018, or 98.2%, are single-client properties and the remaining are multi-client properties. Of the 12,018 single-client properties, 11,894, or 99.0%, were net leased at December 31, 2022.
Of the 12,797 in-place leases in the portfolio, which excludes 181 vacant units, 10,835, or 84.7%, were under leases that provide for increases in rents through:
•Base rent increases tied to inflation (typically subject to ceilings);
•Percentage rent based on a percentage of the clients’ gross sales;
•Fixed increases; or
•A combination of two or more of the above rent provisions.
Rent based on a percentage of our client's gross sales, or percentage rent, was $14.9 million, $6.5 million and $5.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. Percentage rent represents less than 1% of rental revenue.
At December 31, 2022, our portfolio of 12,237 properties was 99.0% leased with 126 properties available for lease, as compared to 98.5% leased with 164 properties available for lease at December 31, 2021. It has been our experience that approximately 1% to 4% of our property portfolio will be available for lease at any given time; however, it is possible that the number of properties available for lease or sale could increase in the future, given the nature of economic cycles and other unforeseen global events, such as the COVID-19 pandemic.
Rental Revenue (reimbursable)
A number of our leases provide for contractually obligated reimbursements from clients for recoverable real estate taxes and operating expenses. The increase in contractually obligated reimbursements by our clients in the periods presented is primarily due to the growth of our portfolio due to acquisitions.
Other Revenue
Other revenue primarily relates to interest income recognized on financing receivables for certain leases with above-market terms. The increases in the periods presented are due to additional leases with above-market terms, which is proportional to overall portfolio growth.

Total Expenses
The following summarizes our total expenses (dollars in thousands):

	Years ended December 31,			Increase/(Decrease)
	2022	2021	2020	2022 versus 2021	2021 versus 2020
EXPENSES
Depreciation and amortization	$1,670,389	$897,835	$677,038	$772,554	$220,797
Interest	465,223	323,644	309,336	141,579	14,308
Property (excluding reimbursable)	41,648	28,754	25,241	12,894	3,513
Property (reimbursable)	184,682	104,851	79,362	79,831	25,489
General and administrative (2)	138,459	96,980	73,215	41,479	23,765
Provisions for impairment	25,860	38,967	147,232	(13,107)	(108,265)
Merger and integration-related costs	13,897	167,413	—	(153,516)	167,413
Total expenses	$2,540,158	$1,658,444	$1,311,424	$881,714	$347,020
Total revenue (1)	$3,158,999	$1,975,612	1,567,725
General and administrative expenses as a percentage of total revenue (1)	4.4%	4.9%	4.4%
Property expenses (excluding reimbursable) as a percentage of total revenue (1)	1.3%	1.5%	1.6%
(1) Excludes rental revenue (reimbursable).
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

Depreciation and Amortization
The increase in depreciation and amortization is primarily due to the acquisition of properties in 2022 and 2021, which was partially offset by property sales in those same periods. The 2021 acquisition volume was primarily driven by the merger with VEREIT. As discussed in the sections entitled “Funds from Operations Available to Common Stockholders (FFO) and Normalized Funds from Operations Available to Common Stockholders (Normalized FFO)" and “Adjusted Funds from Operations Available to Common Stockholders (AFFO),” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO, Normalized FFO, and AFFO.

Interest Expense
The following is a summary of the components of our interest expense (dollars in thousands):

	Years ended December 31,
	2022	2021	2020
Interest on our credit facility, commercial paper, $250.0 million term loan, notes, mortgages and interest rate swaps	$523,384	$320,370	$293,879
Credit facility commitment fees	4,908	3,801	3,812
Amortization of debt origination and deferred financing costs	14,149	11,695	10,694
Loss on interest rate swaps	718	2,905	4,132
Amortization of net mortgage premiums	(13,622)	(3,498)	(1,258)
Amortization of net note premiums	(62,989)	(10,349)	(1,754)
Interest capitalized	(2,789)	(1,926)	(480)
Capital lease obligation	1,464	646	311
Interest expense	$465,223	$323,644	$309,336

Credit facility, commercial paper, $250.0 million term loan, mortgages and notes
Average outstanding balances (dollars in thousands)	$16,460,928	$10,024,343	$8,240,829
Average interest rates	3.15%	3.11%	3.48%
The increase in interest expense for the year ended December 31, 2022 is primarily due to the following: (i) the October 2022 issuance of $750.0 million in principal of notes, (ii) the June 2022 issuance of £600 million in principal of Sterling-denominated notes, (iii) the January 2022 issuance of £500 million in principal of Sterling-denominated notes, (iv) the issuance of $4.65 billion in principal of notes associated with the exchange offer and assumption of $839.1 million in principal of mortgage debt, both associated with our merger with VEREIT in November 2021, and (v) the July 2021 issuance of £750 million in principal of Sterling-denominated notes, as well as higher average balances and interest rates on the credit facility and commercial paper borrowings, partially offset by the December 2021 early redemption on all $750.0 million in principal of the 4.650% notes due August 2023, and the January 2021 early redemption on all $950.0 million in principal of the 3.250% notes due October 2022.
The increase in interest expense for the year ended December 31, 2021 is primarily due to the issuance of $4.65 billion in principal of notes associated with our merger with VEREIT as discussed above, the issuance of senior unsecured notes during 2020 and 2021 outside of our merger with VEREIT, which included aggregate totals of $1.68 billion in principal of USD-denominated notes and £1.15 billion in principal of Sterling-denominated notes, partially offset by the early redemptions during 2021 and 2020 of $1.2 billion of notes, increases in amortization of net note and mortgage premiums, and lower average balances on our credit facility and commercial paper borrowings.
During the year ended December 31, 2022, the weighted average interest rate on our:
•Revolving credit facility outstanding borrowings of $2.0 billion was 1.8%;
•Commercial paper outstanding borrowings of $701.8 million was 1.6%;
•Term loan outstanding of $250.0 million (excluding deferred financing costs of $0.2 million) was swapped to fixed at 3.8%;
•Mortgages payable of $842.3 million (excluding net premiums totaling $12.4 million and deferred financing costs of $0.8 million on these mortgages) was 4.8%;
•Notes and bonds payable of $14.1 billion (excluding net unamortized original issue premiums of $224.6 million and deferred financing costs of $60.7 million) was 3.3%; and
•Notes, bonds, mortgages, $250.0 million term loan, and credit facility and commercial paper borrowings of $17.9 billion (excluding all net premiums and deferred financing costs) was 3.15%.

Property Expenses (excluding reimbursable)
Property expenses (excluding reimbursable) consist of costs associated with properties available for lease, non-net-leased properties and general portfolio expenses. Expenses related to properties available for lease and non-net-leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At December 31, 2022, 126 properties were available for lease or sale, as compared to 164 at December 31, 2021, and 140 at December 31, 2020.
The increase in property expenses (excluding reimbursable) for the years ended December 31, 2022 and 2021 is primarily due to the increase in portfolio size, resulting in higher utilities, repairs and maintenance, property-related legal expenses, property taxes, insurance expenses and reserves for contractually obligated reimbursements by our clients.
Property Expenses (reimbursable)
The increase in property expenses (reimbursable) for the years ended December 31, 2022 and 2021, is primarily attributable to our increased portfolio size, which contributed to higher operating expenses as a result of our acquisitions during the years ended December 31, 2022 and 2021, and an increase in ground lease rent, insurance, and property taxes paid on behalf of our clients.
General and Administrative Expenses
General and administrative expenses are expenditures related to the operations of our company, including employee-related costs, professional fees, and other general overhead costs associated with running our business.
The increase in general and administrative expenses for the year ended December 31, 2022 is primarily due to higher payroll-related costs, corporate-level professional fees, corporate occupancy costs, and information technology costs associated with the growth of the company, including the merger with VEREIT. The increase in general and administrative expenses for 2021 is primarily due to higher payroll-related costs and corporate-level professional fees.
Provisions for Impairment
The following table summarizes provisions for impairment during the periods indicated below (dollars in millions):

	Years ended December 31,
	2022	2021	2020
Carrying value prior to impairment	$140.9	$169.2	$260.8
Less: total provisions for impairment	(25.9)	(39.0)	(147.2)
Carrying value after impairment	$115.0	$130.2	$113.6
The impairments for the years ended December 31, 2022 and 2021 primarily relate to properties sold, in the process of being sold, or vacant.
We identify the impact of the COVID-19 pandemic as an impairment triggering event for properties occupied by certain of our clients experiencing difficulties meeting their lease obligations to us. After considering the impacts of the COVID-19 pandemic on the key assumptions, we determined that the carrying values of 38 properties classified as held for investment for the year ended December 31, 2020 were not recoverable. As a result, we recorded provisions for impairment of $105.0 million for the year ended December 31, 2020 on the applicable properties impacted by the COVID-19 pandemic.
Merger and Integration-Related Costs
In conjunction with our merger with VEREIT, we incurred approximately $13.9 million and $167.4 million of merger and integration-related transaction costs during the years ended December 31, 2022 and 2021, respectively. There were no such costs incurred during the year ended December 31, 2020. Merger and integration-related costs consist of advisory fees, attorney fees, accountant fees, SEC filing fees and additional incremental and non-recurring costs necessary to convert data and systems, retain employees and otherwise enable us to operate the acquired business or assets efficiently.
Gain on Sales of Real Estate
The following summarizes our property dispositions, excluding our proportionate share of net proceeds from the disposition of properties by our consolidated industrial partnerships in 2022 (dollars in millions):

	Years ended December 31,
	2022	2021	2020
Number of properties sold	168	154	126
Net sales proceeds	$434.9	$250.3	$262.5
Gain on sales of real estate	$102.7	$55.8	$76.2
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
In June 2022, following the early prepayment of our Sterling-denominated intercompany loan receivable from our consolidated foreign subsidiaries, we terminated the four cross-currency swaps used to hedge the foreign currency exposure of the intercompany loan. As the hedge relationship was terminated and the future principal and interest associated with the prepaid intercompany loan will not occur, $20.0 million gain was reclassified from accumulated other comprehensive income ("AOCI"), to 'Foreign currency and derivative (loss) gain, net' during the year ended December 31, 2022. The reclassification from AOCI was offset by $7.9 million in losses from the intercompany loan remeasurement on the final exchange.
Gain (loss) on extinguishment of debt
We redeemed the following principal amounts (in millions) of certain outstanding notes and mortgages, prior to their maturity. As a result of these early redemptions, we recognized the following losses on extinguishment of debt (in millions) in the consolidated statements of income and comprehensive income. There were no comparable repayments for the year ended December 31, 2022.

		Gain (Loss) on Extinguishment of Debt
2021 Repayments	Principal Amount (1)	Amount of Loss	Period Recognized
4.650% notes due August 2023 redeemed in December 2021	$750.0	$46.4	December 31, 2021
Mortgage due June 2022 redeemed in October 2021	$9.6	$0.3	December 31, 2021
Mortgage due June 2032 redeemed in September 2021	$12.5	$4.0	September 30, 2021
3.250% notes due October 2022 redeemed in January 2021	$950.0	$46.5	March 31, 2021
Total 2021 repayments		$97.2

2020 Repayments
5.750% notes due January 2021 redeemed in January 2020	$250.0	$9.8	March 31, 2020
(1) The redeemed principal amounts presented exclude the amounts we paid in accrued and unpaid interest.
Equity in Income and Impairment of Investment in Unconsolidated Entities
Equity in income and impairment of investment in unconsolidated entities for the years ended December 31, 2022 and 2021 relate to three equity method investments that were acquired in our merger with VEREIT. The loss for the year ended December 31, 2022 is primarily driven by an other than temporary impairment. There were no comparative investments for the year ended December 31, 2020. During 2022 all seven of the properties owned by our industrial partnerships acquired in connection with the VEREIT merger were sold.
Other Income, Net
Certain miscellaneous non-recurring revenue is included in other income, net. The increase for the year ended December 31, 2022 as compared to 2021, is primarily related to an increase in gain on insurance proceeds from recoveries on property losses exceeding our carrying value, an increase in gain from the involuntary conversions of real estate, gains on land sales and higher interest income due to higher average cash balances.

The increase for the year ended December 31, 2021 as compared to the year ended December 31, 2020, is primarily related to an increase in gain on insurance proceeds from recoveries on property losses exceeding our carrying value and an increase in gain from the involuntary conversions of real estate, which was partially offset by a decrease in interest income from lower average cash balances.
Income Taxes
Income taxes are for city and state income and franchise taxes, and for international income taxes accrued or paid by us and our subsidiaries. The increase in income taxes for the years ended December 31, 2022 and 2021 is primarily attributable to our increased volume of U.K. investments, which contributed to higher U.K. income taxes for both years.
Net Income Available to Common Stockholders
The following summarizes our net income available to common stockholders (dollars in millions, except per share data):

	Years ended December 31,			% Increase/(Decrease)
	2022	2021	2020	2022 versus 2021	2021 versus 2020
Net income available to common stockholders	$869.4	$359.5	$395.5	141.8%	(9.1)%
Net income per share (1)	$1.42	$0.87	$1.14	63.2%	(23.7)%
(1) All per share amounts are presented on a diluted per common share basis.
The calculation to determine net income available to common stockholders includes provisions for impairment, gain from the sale of properties, and foreign currency gain and loss, which can vary from period to period based on timing and significantly impact net income available to common stockholders.
The increase in net income available to common stockholders for the year ended December 31, 2022, compared to the year ended December 31, 2021 primarily related to the increase in the size of our portfolio due to the merger with VEREIT, which closed on November 1, 2021, gain on insurance proceeds from recoveries on property losses exceeding our carrying value, and $13.9 million of merger and integration-related costs related to our merger with VEREIT. The increases were partially offset by reserves to rental revenue of $4.0 million (of which $1.7 million was related to straight-line rent receivables) for the year ended December 31, 2022. Net income available to common stockholders for the year ended December 31, 2021, was impacted by the following transactions: (i) a $97.2 million loss on extinguishment of debt, which primarily includes $46.5 million related to the January 2021 early redemption of the 3.250% notes due October 2022 recorded in the three months ended March 31, 2021 and $46.4 million related to the December 2021 early redemption of the 4.650% notes due August 2023 recorded in the three months ended December 31, 2021, (ii) $167.4 million of merger and integration-related costs related to our merger with VEREIT, and (iii) $14.7 million of reserves to rental revenue (of which $4.5 million was related to straight-line rent receivables). Net income available to common stockholders for the year ended December 31, 2020 was primarily impacted by the following transactions: (i) $147.2 million of provisions for impairment, (ii) $52.5 million in net reserves recorded as a reduction of rental revenue, (iii) a $9.8 million loss on extinguishment of debt due to the January 2020 early redemption of the 5.750% notes due January 2021, and (iv) a $3.5 million executive severance charge for our former CFO.

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate ("Adjusted EBITDAre")
Nareit established an EBITDA metric for real estate companies (i.e., EBITDA for real estate, or EBITDAre) it believed would provide investors with a consistent measure to help make investment decisions among REITs. Our definition of “Adjusted EBITDAre” is generally consistent with the Nareit definition, other than our adjustments to remove foreign currency and derivative gain and loss, excluding gain and loss from the settlement of foreign currency forwards not designated as hedges (which is consistent with our previous calculations of "Adjusted EBITDA"). We define Adjusted EBITDAre, a non–GAAP financial measure, for the most recent quarter as earnings (net income) before (i) interest expense, including non-cash loss (gain) on swaps, (ii) income and franchise taxes, (iii) gain (loss) on extinguishment of debt, (iv) real estate depreciation and amortization, (v) provisions for impairment, (vi) merger and integration-related costs, (vii) gain on sales of real estate, (viii) foreign currency and derivative gain, net (as described in the Adjusted Funds from Operations section), (ix) gain on settlement of foreign currency forwards, and (x) equity in income of investment in unconsolidated entities. Our Adjusted EBITDAre may not be comparable to Adjusted EBITDAre reported by other companies or as defined by Nareit, and other companies may interpret or define Adjusted EBITDAre differently than we do. Management believes Adjusted EBITDAre to be a meaningful measure of a REIT’s performance because it provides a view of our operating performance, analyzes our ability to meet interest payment obligations before the effects of income tax, depreciation and amortization expense, provisions for impairment, gain on sales of real estate and other items, as defined above, that affect comparability, including the removal of non-recurring and non-cash items that industry observers believe are less relevant to evaluating the operating performance of a company. In addition, EBITDAre is widely followed by industry analysts, lenders, investors, rating agencies, and others as a means of evaluating the operational cash generating capacity of a company prior to servicing debt obligations. Management also believes the use of an annualized quarterly Adjusted EBITDAre metric, which we refer to as Annualized Adjusted EBITDAre, is meaningful because it represents our current earnings run rate for the period presented. Annualized Adjusted EBITDAre and Annualized Pro Forma Adjusted EBITDAre, as defined below, are also used to determine the vesting of performance share awards granted to executive officers. Annualized Adjusted EBITDAre should be considered along with, but not as an alternative to net income as a measure of our operating performance. We define Annualized Pro Forma Adjusted EBITDAre as Annualized Adjusted EBITDAre, subject to certain adjustments to incorporate Adjusted EBITDAre from properties we acquired or stabilized during the applicable quarter and to remove Adjusted EBITDAre from properties we disposed of during the applicable quarter, and includes transaction accounting adjustments in accordance with U.S. GAAP, giving pro forma effect to all transactions as if they occurred at the beginning of the applicable period. Our calculation includes all adjustments consistent with the requirements to present Adjusted EBITDAre on a pro forma basis in accordance with Article 11 of Regulation S-X. The Annualized Pro Forma Adjustments are consistent with the debt service coverage ratio calculated under financial covenants for our senior unsecured notes. We believe Annualized Pro Forma Adjusted EBITDAre is a useful non-GAAP supplemental measure, as it excludes properties that were no longer owned at the balance sheet date and includes the annualized rent from properties acquired during the quarter. Management also uses our ratios of net debt-to-Annualized Adjusted EBITDAre and net debt-to Annualized Pro Forma Adjusted EBITDAre as measures of leverage in assessing our financial performance, which is calculated as net debt (which we define as total debt per the consolidated balance sheets, excluding deferred financing costs and net premiums and discounts, but including our proportionate share on debt from unconsolidated entities, less cash and cash equivalents), divided by annualized quarterly Adjusted EBITDAre and annualized Pro Forma Adjusted EBITDAre, respectively.

The following is a reconciliation of net income (which we believe is the most comparable U.S. GAAP measure) to Adjusted EBITDAre and Annualized Pro Forma EBITDAre calculations for the periods indicated below (dollars in thousands):

	Three months ended December 31,
	2022		2021		2020
Net income	$228,336		$4,467		$118,150
Interest	131,290		100,739		78,764
Loss on extinguishment of debt	—		46,722		—
Income taxes	9,381		10,128		4,500
Depreciation and amortization	438,174		333,229		175,041
Provisions for impairment	9,481		7,990		23,790
Merger and integration-related costs	903		137,332		—
Gain on sales of real estate	(9,346)		(20,402)		(22,667)
Foreign currency and derivative gains, net	(2,692)		(1,880)		(3,311)
Gain on settlement of foreign currency forwards	2,139		—		—
Proportionate share of adjustments for unconsolidated entities	113		1,581		—
Quarterly Adjusted EBITDAre	$807,779		$619,906		$374,267
Annualized Adjusted EBITDAre (1)	$3,231,116		$2,479,624		$1,497,068
Annualized Pro Forma Adjustments	$119,876		$358,560		$25,910
Annualized Pro Forma Adjusted EBITDAre	$3,350,992		$2,838,184		$1,522,978
Total debt per the consolidated balance sheets, excluding deferred financing costs and net premiums and discounts	$17,935,539		$15,172,849		$8,852,036
Proportionate share for unconsolidated entities debt, excluding deferred financing costs	—		86,006		—
Less: Cash and cash equivalents	(171,102)		(258,579)		(824,476)
Net Debt (2)	$17,764,437		$15,000,276		$8,027,560
Net Debt/Annualized Adjusted EBITDAre	5.5	x	6.0	x	5.4	x
Net Debt/Annualized Pro Forma Adjusted EBITDAre	5.3	x	5.3	x	5.3	x
(1) We calculate Annualized Adjusted EBITDAre by multiplying the Quarterly Adjusted EBITDAre by four.
(2) Net Debt is total debt per our consolidated balance sheets, excluding deferred financing costs and net premiums and discounts, but including our proportionate share on debt from unconsolidated entities, less cash and cash equivalents.
As described above, the Annualized Pro Forma Adjustments, which includes transaction accounting adjustments in accordance with GAAP, consists of adjustments to incorporate the Adjusted EBITDAre from properties we acquired or stabilized during the applicable quarter and removes Adjusted EBITDAre from properties we disposed of during the applicable quarter, giving pro forma effect to all transactions as if they occurred at the beginning of the period, consistent with the requirements of Article 11 of Regulation S-X. The following table summarizes our Annualized Pro Forma Adjusted EBITDAre calculation for the periods indicated below:

	Three months ended December 31,
Dollars in thousands	2022	2021	2020
Annualized pro forma adjustments from properties acquired or stabilized	$120,408	$400,575	$27,431
Annualized pro forma adjustments from properties disposed	(532)	(42,015)	(1,521)
Annualized Pro forma Adjustments	$119,876	$358,560	$25,910

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS AND NORMALIZED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS
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
The following summarizes our FFO and Normalized FFO (dollars in millions, except per share data):

	Years ended December 31,			% Increase/(Decrease)
	2022	2021	2020	2022 versus 2021	2021 versus 2020
FFO available to common stockholders	$2,471.9	$1,240.6	$1,142.1	99.3%	8.6%
FFO per share (1)	$4.04	$2.99	$3.31	35.1%	(9.7)%
Normalized FFO available to common stockholders	$2,485.8	$1,408.0	$1,142.1	76.5%	23.3%
Normalized FFO per share (1)	$4.06	$3.39	$3.31	19.8%	2.4%
(1) All per share amounts are presented on a diluted per common share basis.
FFO and Normalized FFO for the years ended December 31, 2022, 2021 and 2020 were impacted by the same transactions listed under "Net Income Available to Common Stockholders" on page 51, with the exception of provisions for impairment, which do not impact FFO and Normalized FFO.
The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable U.S. GAAP measure) to FFO and Normalized FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Years ended December 31,
	2022	2021	2020
Net income available to common stockholders	$869,408	$359,456	$395,486
Depreciation and amortization	1,670,389	897,835	677,038
Depreciation of furniture, fixtures and equipment	(2,014)	(1,026)	(588)
Provisions for impairment	25,860	38,967	147,232
Gain on sales of real estate	(102,957)	(55,798)	(76,232)
Proportionate share of adjustments for unconsolidated entities (1)	12,812	1,931	—
FFO adjustments allocable to noncontrolling interests	(1,605)	(785)	(817)
FFO available to common stockholders	$2,471,893	$1,240,580	$1,142,119
FFO allocable to dilutive noncontrolling interests	3,979	—	1,418
Diluted FFO	$2,475,872	$1,240,580	$1,143,537

FFO available to common stockholders	$2,471,893	$1,240,580	$1,142,119
Merger and integration-related costs	13,897	167,413	—
Normalized FFO available to common stockholders	$2,485,790	$1,407,993	$1,142,119
Normalized FFO allocable to dilutive noncontrolling interests	3,979	1,642	1,418
Diluted Normalized FFO	$2,489,769	$1,409,635	$1,143,537

FFO per common share, basic and diluted	$4.04	$2.99	$3.31

Normalized FFO per common share:
Basic	$4.06	$3.40	$3.31
Diluted	$4.06	$3.39	$3.31

Distributions paid to common stockholders	$1,813,432	$1,169,026	$964,167
FFO available to common stockholders in excess of distributions paid to common stockholders	$658,461	$71,554	$177,952
Normalized FFO available to common stockholders in excess of distributions paid to common stockholders	$672,358	$238,967	$177,952
Weighted average number of common shares used for FFO:
Basic	611,765,815	414,535,283	345,280,126
Diluted	613,472,663	414,769,846	345,878,377
Weighted average number of common shares used for Normalized FFO:
Basic	611,765,815	414,535,283	345,280,126
Diluted	613,472,663	415,270,063	345,878,377
(1)Includes an other than temporary impairment of $8.5 million recognized during the year ended December 31, 2022 on our investment in unconsolidated entities, all of which were sold as of December 31, 2022.
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
The following summarizes our AFFO (dollars in millions, except per share data):

	Years ended December 31,			% Increase
	2022	2021	2020	2022 versus 2021	2021 versus 2020
AFFO available to common stockholders	$2,401.4	$1,488.8	$1,172.6	61.3%	27.0%
AFFO per share (1)	$3.92	$3.59	$3.39	9.2%	5.9%
(1) All per share amounts are presented on a diluted per common share basis.
The increases in AFFO for the years ended December 31, 2022 and 2021 were primarily attributable to the increase in the size of our portfolio, especially as it relates to the impact from our merger with VEREIT, which closed on November 1, 2021. These increases were partially offset by reserves recorded as a reduction of rental revenue of $4.0 million, $14.7 million and $52.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable U.S. GAAP measure) to Normalized FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Years ended December 31,
	2022	2021	2020
Net income available to common stockholders	$869,408	$359,456	$395,486
Cumulative adjustments to calculate Normalized FFO (1)	1,616,382	1,048,537	746,633
Normalized FFO available to common stockholders	2,485,790	1,407,993	1,142,119
Executive severance charge (2)	—	—	3,463
(Gain) loss on extinguishment of debt	(367)	97,178	9,819
Amortization of share-based compensation	21,617	16,234	14,727
Amortization of net debt premiums and deferred financing costs (3)	(67,150)	(6,182)	3,710
Non-cash loss on interest rate swaps	718	2,905	4,353
Straight-line impact of cash settlement on interest rate swaps (4)	1,558	—	—
Leasing costs and commissions	(5,236)	(6,201)	(1,859)
Recurring capital expenditures	(587)	(1,202)	(198)
Straight-line rent and expenses, net	(120,252)	(61,350)	(26,502)
Amortization of above and below-market leases, net	63,243	37,970	22,940
Proportionate share of adjustments for unconsolidated entities	(4,239)	(1,948)	—
Other adjustments (5)	26,264	3,356	54
AFFO available to common stockholders	$2,401,359	$1,488,753	$1,172,626
AFFO allocable to dilutive noncontrolling interests	4,033	1,619	1,438
Diluted AFFO	$2,405,392	$1,490,372	$1,174,064

AFFO per common share:
Basic	$3.93	$3.59	$3.40
Diluted	$3.92	$3.59	$3.39

Distributions paid to common stockholders	$1,813,432	$1,169,026	$964,167

AFFO available to common stockholders in excess of distributions paid to common stockholders	$587,927	$319,727	$208,459
Weighted average number of common shares used for computation per share:
Basic	611,765,815	414,535,283	345,280,126
Diluted	613,472,663	415,270,063	345,878,377
(1)See reconciling items for Normalized FFO presented under “Funds from Operations Available to Common Stockholders (FFO) and Normalized Funds from Operations Available to Common Stockholders (Normalized FFO)."
(2)The executive severance charge represents the incremental costs incurred upon our former CFO's departure in March 2020, consisting of $1.6 million of cash, $1.8 million of share-based compensation expense and $58,000 of professional fees.
(3)Includes the amortization of premiums and discounts on notes payable and assumption of our mortgages payable, which are being amortized over the life of the applicable debt, and costs incurred and capitalized upon issuance and exchange of our notes payable, assumption of our mortgages payable and issuance of our term loans, which are also being amortized over the lives of the applicable debt. No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.
(4)Represents the straight-line amortization of $72.0 million gain realized upon the termination of $500.0 million in notional interest rate swaps, over the term of the $750.0 million of 5.625% senior unsecured notes due October 13, 2032.
(5)Includes adjustments allocable to noncontrolling interests, obligations related to financing lease liabilities, mark-to-market adjustments on investments and derivatives that do not qualify for hedge accounting, foreign currency gain and loss as a result of intercompany debt and remeasurement transactions and straight-line payments from cross-currency swaps.

We believe the non-GAAP financial measure AFFO provides useful information to investors because it is a widely accepted industry measure of the operating performance of real estate companies that is used by industry analysts and investors who look at and compare those companies. In particular, AFFO provides an additional measure to compare the operating performance of different REITs without having to account for differing depreciation assumptions and other unique revenue and expense items which are not pertinent to measuring a particular company’s on-going operating performance. Therefore, we believe that AFFO is an appropriate supplemental performance metric, and that the most appropriate U.S. GAAP performance metric to which AFFO should be reconciled is net income available to common stockholders.
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
IMPACT OF INFLATION
Leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, or retail price index in the case of certain leases in the U.K. (typically subject to ceilings), or increases in the clients’ sales volumes. We expect that inflation will cause these lease provisions to result in rent increases over time. During times when inflation is greater than increases in rent, as provided for in the leases, rent increases may not keep up with the rate of inflation and other costs (including increases in employment and other fees and expenses).
Moreover, our use of net lease agreements tends to reduce our exposure to rising property expenses due to inflation because the client is responsible for property expenses. Even though net leases reduce our exposure to rising property expenses due to inflation, substantial inflationary pressures and increased costs may have an adverse impact on our clients if increases in their operating expenses exceed increases in revenue, which may adversely affect our clients' ability to pay rent. Additionally, inflationary periods may cause us to experience increased costs of financing, make it difficult to refinance debt at attractive rates or at all, and may adversely affect the properties we can acquire if the cost of financing an acquisition is in excess of our anticipated earnings from such property, thereby limiting the properties that can be acquired.
IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
For information on the impact of new accounting standards on our business, see note 2, Summary of Significant Accounting Policies and Procedures and New Accounting Standards, to our Consolidated Financial Statements.
Item 7A:    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to economic risks from interest rates and foreign currency exchange rates. A portion of these risks is hedged, but the risks may affect our financial statements.
Interest Rates
We are exposed to interest rate changes primarily as a result of our credit facility and commercial paper programs, term loans, mortgages payable, and long-term notes and bonds used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives, we issue long-term notes and bonds, primarily at fixed rates.

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
The following table presents, by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of December 31, 2022. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):
Expected Maturity Data

Year of Principal Due	Fixed rate debt	Weighted average rate on fixed rate debt	Variable rate debt	Weighted average rate on variable rate debt
2023	$22.0	4.44%	$701.8	3.41%
2024	1,840.5	4.48	—	—
2025	1,092.0	4.23	—	—
2026	1,587.0	3.72	2,027.2	3.65
2027	2,005.4	2.68	—	—
Thereafter	8,659.6	3.27	—	—
Totals (1)	$15,206.5	3.46%	$2,729.0	3.59%
Fair Value (2)	$13,583.2		$2,729.0
(1)Excludes net premiums recorded on mortgages payable, net premiums recorded on notes payable and deferred financing costs on mortgages payable, notes payable, and our $250.0 million term loan. At December 31, 2022, the unamortized balance of net premiums on mortgages payable is $12.4 million, the unamortized balance of net premiums on notes payable is $224.6 million, and the balance of deferred financing costs on mortgages payable is $0.8 million, on notes payable is $60.7 million, and on the $250.0 million term loan is $0.2 million.
(2)We base the estimated fair value of the publicly-traded fixed rate senior notes and bonds at December 31, 2022, on the indicative market prices and recent trading activity of our senior notes and bonds payable. We base the estimated fair value of our fixed rate mortgages and private senior notes payable at December 31, 2022, on the relevant forward interest rate curve, plus an applicable credit-adjusted spread. We believe that the carrying values of the line of credit and commercial paper borrowings and $250.0 million term loan balance reasonably approximate their estimated fair values at December 31, 2022.
The table above incorporates only those exposures that exist as of December 31, 2022. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.
At December 31, 2022, our outstanding notes, bonds and mortgages payable had fixed interest rates. Interest on our credit facility and commercial paper borrowings and $250.0 million term loan balance is variable. However, the variable interest rate feature on our $250.0 million term loan has been mitigated by an interest rate swap agreement. Based on our revolving credit facility balance of $2.0 billion at December 31, 2022, a 1% change in interest rates would change our interest rate costs by $20.3 million per year.
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

Item 8:         Financial Statements and Supplementary Data

A.	Reports of Independent Registered Public Accounting Firm

B.	Consolidated Balance Sheets, December 31, 2022 and 2021

C.	Consolidated Statements of Income and Comprehensive Income, Years ended December 31, 2022, 2021, and 2020

D.	Consolidated Statements of Equity, Years ended December 31, 2022, 2021, and 2020

E.	Consolidated Statements of Cash Flows, Years ended December 31, 2022, 2021, and 2020

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Realty Income Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the Fair Value of Land in Real Estate Acquisitions
As discussed in Note 5 to the consolidated financial statements, during 2022, the Company acquired $9.0 billion of real estate properties. As discussed in Note 2, the purchase price of a real estate acquisition is typically allocated among the individual components of both tangible and intangible assets and liabilities acquired based on their estimated relative fair values.

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
February 22, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Realty Income Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Realty Income Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 22, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
(signed) KPMG LLP
San Diego, California
February 22, 2023

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share and share count data)

	December 31, 2022	December 31, 2021
ASSETS
Real estate held for investment, at cost:
Land	$12,948,835	$10,753,750
Buildings and improvements	29,707,751	25,155,178
Total real estate held for investment, at cost	42,656,586	35,908,928
Less accumulated depreciation and amortization	(4,904,165)	(3,949,798)
Real estate held for investment, net	37,752,421	31,959,130
Real estate and lease intangibles held for sale, net	29,535	30,470
Cash and cash equivalents	171,102	258,579
Accounts receivable, net	567,963	426,768
Lease intangible assets, net	5,168,366	5,275,304
Goodwill	3,731,478	3,676,705
Investment in unconsolidated entities	—	140,967
Other assets, net	2,252,227	1,369,579
Total assets	$49,673,092	$43,137,502

LIABILITIES AND EQUITY
Distributions payable	$165,710	$146,919
Accounts payable and accrued expenses	399,137	351,128
Lease intangible liabilities, net	1,379,436	1,308,221
Other liabilities	774,787	759,197
Line of credit payable and commercial paper	2,729,040	1,551,376
Term loan, net	249,755	249,557
Mortgages payable, net	853,925	1,141,995
Notes payable, net	14,278,013	12,499,709
Total liabilities	20,829,803	18,008,102
Commitments and contingencies
Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 1,300,000,000 and 740,200,000 shares authorized, 660,300,195 and 591,261,991 shares issued and outstanding as of December 31, 2022, and 2021, respectively	34,159,509	29,578,212
Distributions in excess of net income	(5,493,193)	(4,530,571)
Accumulated other comprehensive income	46,833	4,933
Total stockholders’ equity	28,713,149	25,052,574
Noncontrolling interests	130,140	76,826
Total equity	28,843,289	25,129,400
Total liabilities and equity	$49,673,092	$43,137,502
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share and share count data)

	Years ended December 31,
	2022	2021	2020
REVENUE
Rental (including reimbursable)	$3,299,657	$2,064,958	$1,639,533
Other	44,024	15,505	7,554
Total revenue	3,343,681	2,080,463	1,647,087

EXPENSES
Depreciation and amortization	1,670,389	897,835	677,038
Interest	465,223	323,644	309,336
Property (including reimbursable)	226,330	133,605	104,603
General and administrative	138,459	96,980	73,215
Provisions for impairment	25,860	38,967	147,232
Merger and integration-related costs	13,897	167,413	—
Total expenses	2,540,158	1,658,444	1,311,424
Gain on sales of real estate	102,957	55,798	76,232
Foreign currency and derivative (loss) gain, net	(13,311)	710	4,585
Gain (loss) on extinguishment of debt	367	(97,178)	(9,819)
Equity in income and impairment of investment in unconsolidated entities	(6,448)	1,106	—
Other income, net	30,511	9,949	4,538
Income before income taxes	917,599	392,404	411,199
Income taxes	(45,183)	(31,657)	(14,693)
Net income	872,416	360,747	396,506
Net income attributable to noncontrolling interests	(3,008)	(1,291)	(1,020)
Net income available to common stockholders	$869,408	$359,456	$395,486

Amounts available to common stockholders per common share:
Net Income
Basic	$1.42	$0.87	$1.15
Diluted	$1.42	$0.87	$1.14

Weighted average common shares outstanding:
Basic	611,765,815	414,535,283	345,280,126
Diluted	612,180,519	414,769,846	345,415,258

Net income available to common stockholders	$869,408	$359,456	$395,486
Total other comprehensive income (loss):
Foreign currency translation adjustment	(55,154)	9,119	(2,606)
Unrealized gain (loss) on derivatives, net	97,054	50,448	(34,926)
Total other comprehensive income (loss)	$41,900	$59,567	$(37,532)
Comprehensive income available to common stockholders	$911,308	$419,023	$357,954
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)
Years Ended December 31, 2022, 2021 and 2020

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total equity
Balance, December 31, 2019	333,619,106	$12,873,849	$(3,082,291)	$(17,102)	$9,774,456	$29,702	$9,804,158
Net income	—	—	395,486	—	395,486	1,020	396,506
Other comprehensive loss	—	—	—	(37,532)	(37,532)	—	(37,532)
Distributions paid and payable	—	—	(973,128)	—	(973,128)	(1,596)	(974,724)
Share issuances, net of costs	27,564,163	1,817,978	—	—	1,817,978	—	1,817,978
Contributions by noncontrolling interests	—	—	—	—	—	3,168	3,168
Reallocation of equity	—	47	—	—	47	(47)	—
Share-based compensation, net	120,176	8,176	—	—	8,176	—	8,176
Balance, December 31, 2020	361,303,445	$14,700,050	$(3,659,933)	$(54,634)	$10,985,483	$32,247	$11,017,730
Net income	—	—	359,456	—	359,456	1,291	360,747
Other comprehensive income	—	—	—	59,567	59,567	—	59,567
Shares issued in merger	162,043,548	11,556,715	—	—	11,556,715	3,160	11,559,875
Orion Divestiture	—	(1,140,769)	—	—	(1,140,769)	(1,352)	(1,142,121)
Distributions paid and payable	—	—	(1,230,094)	—	(1,230,094)	(1,868)	(1,231,962)
Share issuances, net of costs	67,777,279	4,453,953	—	—	4,453,953	—	4,453,953
Contributions by noncontrolling interests	—	—	—	—	—	43,390	43,390
Reallocation of equity	—	42	—	—	42	(42)	—
Share-based compensation, net	137,719	8,221	—	—	8,221	—	8,221
Balance, December 31, 2021	591,261,991	$29,578,212	$(4,530,571)	$4,933	$25,052,574	$76,826	$25,129,400
Net income	—	—	869,408	—	869,408	3,008	872,416
Other comprehensive income	—	—	—	41,900	41,900	—	41,900
Distributions paid and payable	—	—	(1,832,030)	—	(1,832,030)	(4,125)	(1,836,155)
Contributions by noncontrolling interests	—	—	—	—	—	51,221	51,221
Share issuance, net of costs	68,875,984	4,570,766	—	—	4,570,766	—	4,570,766
Reallocation of equity	—	(3,210)	—	—	(3,210)	3,210	—
Share-based compensation, net	162,220	13,741	—	—	13,741	—	13,741
Balance, December 31, 2022	660,300,195	$34,159,509	$(5,493,193)	$46,833	$28,713,149	$130,140	$28,843,289
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$872,416	$360,747	$396,506
Adjustments to net income:
Depreciation and amortization	1,670,389	897,835	677,038
Amortization of share-based compensation	21,617	41,773	16,503
Non-cash revenue adjustments	(57,009)	(23,380)	(3,562)
(Gain) loss on extinguishment of debt	(367)	97,178	9,819
Amortization of net premiums on mortgages payable	(13,622)	(3,498)	(1,258)
Amortization of net premiums on notes payable	(62,989)	(10,349)	(1,754)
Amortization of deferred financing costs	15,613	12,333	11,003
Loss on interest rate swaps	718	2,905	4,353
Foreign currency and unrealized derivative loss (gain), net	220,948	27,223	(14,510)
Gain on sales of real estate	(102,957)	(55,798)	(76,232)
Equity in income and impairment of investment in unconsolidated entities	6,448	(1,106)	—
Distributions from unconsolidated entities	1,605	365	—
Provisions for impairment on real estate	25,860	38,967	147,232
Change in assets and liabilities
Accounts receivable and other assets	(29,524)	(38,292)	(79,240)
Accounts payable, accrued expenses and other liabilities	(5,290)	(24,714)	29,645
Net cash provided by operating activities	2,563,856	1,322,189	1,115,543
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(8,886,436)	(6,313,076)	(2,283,130)
Improvements to real estate, including leasing costs	(95,514)	(19,080)	(8,708)
Proceeds from sales of real estate	436,115	250,536	259,459
Return of investment from unconsolidated entities	1,401	38,345	—
Net proceeds from sale of unconsolidated entities	108,088	—	—
Proceeds from note receivable	5,867	—	—
Insurance proceeds received	49,070	—	—
Non-refundable escrow deposits	(5,667)	(28,390)	—
Net cash paid in merger	—	(366,030)	—
Net cash used in investing activities	(8,387,076)	(6,437,695)	(2,032,379)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(1,813,431)	(1,169,026)	(964,167)
Borrowings on line of credit and commercial paper programs	28,539,299	9,082,206	3,528,042
Payments on line of credit and commercial paper programs	(27,434,617)	(7,508,332)	(4,246,755)
Principal payment on term loan	—	—	(250,000)
Proceeds from notes payable issued	2,154,662	1,033,387	2,200,488
Principal payment on notes payable	—	(1,700,000)	(250,000)
Principal payments on mortgages payable	(312,234)	(66,575)	(108,789)
Payments upon extinguishment of debt	—	(96,583)	(9,445)
Proceeds from common stock offerings, net	4,556,028	4,442,725	1,823,821
Proceeds from dividend reinvestment and stock purchase plan	11,654	11,232	9,109
Distributions to noncontrolling interests	(3,935)	(1,707)	(1,596)
Net receipts on derivative settlements	79,763	3,266	4,106
Debt issuance costs	(34,156)	(13,405)	(19,456)
Net cash received from Orion Divestiture	—	593,484	—
Other items, including shares withheld upon vesting	(4,790)	(33,552)	(23,279)
Net cash provided by financing activities	5,738,243	4,577,120	1,692,079
Effect of exchange rate changes on cash and cash equivalents	(20,511)	20,076	4,431
Net (decrease) increase in cash, cash equivalents and restricted cash	(105,488)	(518,310)	779,674
Cash, cash equivalents and restricted cash, beginning of period	332,369	850,679	71,005
Cash, cash equivalents and restricted cash, end of period	$226,881	$332,369	$850,679
For supplemental disclosures, see note 16, Supplemental Disclosures of Cash Flow Information.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
1.Organization and Operation
Realty Income Corporation (“Realty Income,” the “Company,” “we,” “our” or “us”) was founded in 1969 and is organized as a Maryland corporation. We invest in commercial real estate and have elected to be taxed as a real estate investment trust ("REIT"). We are listed on the New York Stock Exchange ("NYSE") under the symbol “O”.
Over the past 54 years, we have been acquiring and managing freestanding commercial properties that generate rental revenue under long-term net lease agreements with our commercial clients. At December 31, 2022, we owned or held interests in 12,237 properties, with approximately 236.8 million leasable square feet.
Information with respect to number of properties, leasable square feet, average initial lease term and initial weighted average cash lease yield is unaudited.
Our financial results for the years ended December 31, 2022 and 2021 reflect our merger with VEREIT, Inc. ("VEREIT"), following the consummation of the merger on November 1, 2021. Our financial results for the year ended December 31, 2020 do not reflect the merger. For more details, please see note 3, Merger with VEREIT, Inc. and Orion Office REIT Inc. Divestiture.
2.    Summary of Significant Accounting Policies and Procedures and New Accounting Standards
Basis of Presentation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Intercompany accounts and transactions are eliminated in consolidation. The U.S. Dollar ("USD") is our reporting currency. Unless otherwise indicated, all dollar amounts are expressed in USD.
For our consolidated subsidiaries whose functional currency is not the USD, we translate their financial statements into USD at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect at the balance sheet date. The resulting translation adjustments are included in 'Accumulated other comprehensive income', ("AOCI"), in the consolidated balance sheets. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical exchange rate. Income statement accounts are translated using the average exchange rate for the period.
We and certain of our consolidated subsidiaries have intercompany and third-party debt that is not denominated in our functional currency. When the debt is remeasured to the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in 'Foreign currency and derivative (loss) gain, net' in the consolidated statements of income and comprehensive income.
Principles of Consolidation. These consolidated financial statements include the accounts of Realty Income and all other entities in which we have a controlling financial interest. We evaluate whether we have a controlling financial interest in an entity in accordance with Accounting Standards Codification ("ASC") 810, Consolidation.
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
Variable interest entities ("VIEs") are entities that lack sufficient equity at risk or where the equity holders either do not have the obligation to absorb losses, do not have the right to receive residual returns, do not have the right to make decisions about the entity’s activities, or some combination of the above. A controlling financial interest in a VIE is present when an entity has a variable interest, or a combination of variable interests, that provides the entity with (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. An entity that meets both conditions above is deemed the primary beneficiary and consolidates the VIE. We reassess our initial evaluation of whether an entity is a VIE when certain reconsideration events occur. We reassess our determination of whether we are the primary beneficiary of a VIE on an ongoing basis based on current facts and circumstances.

The portion of a consolidated entity not owned by us is recorded as a noncontrolling interest. Noncontrolling interests are reflected on our consolidated balance sheets as a component of equity. Noncontrolling interests that were created or assumed as part of a business combination or asset acquisition were recognized at fair value as of the date of the transaction (see note 11, Noncontrolling Interests).
At December 31, 2022, Realty Income, L.P. and certain of our investments, including investments in joint ventures, are considered VIEs in which we were deemed the primary beneficiary based on our controlling financial interests. Below is a summary of selected financial data of consolidated VIEs included on our consolidated balance sheets at December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Net real estate	$920,032	$688,229
Total assets	$1,082,346	$795,670
Total liabilities	$60,127	$57,057

Reclassification. Certain reclassifications have been made to the prior years’ consolidated statements of cash flows to conform to current year presentation.
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
Net Income per Common Share. Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income per common share is computed by dividing net income available to common stockholders, plus income attributable to dilutive shares and convertible common units for the period, by the weighted average number of common shares that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period. For more detail, see note 15, Net Income per Common Share.
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
Income Taxes. We have elected to be taxed as a REIT, under the Internal Revenue Code of 1986, as amended. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income. Assuming our dividends equal or exceed our taxable net income in the U.S., we generally will not be required to pay U.S. income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of our taxable REIT subsidiaries ("TRS"). A TRS is a subsidiary of a REIT that is subject to federal, state and local income taxes, as applicable. Our use of a TRS enables us to engage in certain business activities while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. For our international territories, we are liable for taxes in the United Kingdom and Spain. Accordingly, provisions have been made for U.K. and Spain income taxes. Therefore, the income taxes recorded on our consolidated statements of income and comprehensive income represent amounts accrued or paid by Realty Income and its subsidiaries for U.S. income taxes on our TRS entities, city and state income and franchise taxes, and income taxes for the U.K. and Spain.
Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes primarily due to differences in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) of the investments in properties for tax purposes, among other things.

We regularly analyze our various international, federal and state filing positions and only recognize the income tax effect in our financial statements when certain criteria regarding uncertain income tax positions have been met. We believe that our income tax positions would more likely than not be sustained upon examination by all relevant taxing authorities. Therefore, no provisions for uncertain tax positions have been recorded on our consolidated financial statements.
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
As of December 31, 2022, the majority of concessions granted to our clients as a result of the COVID-19 pandemic have been rent deferrals with the original lease term unchanged. In accordance with the guidance provided by the Financial Accounting Standards Board ("FASB") staff, we have elected to account for these leases as if the right of deferral existed in the lease contract and therefore continue to recognize lease revenue in accordance with the lease contract in effect. In limited circumstances, the undiscounted cash flows resulting from deferrals granted increased significantly from original lease terms, which required us to account for these as lease modifications and resulted in an insignificant impact to consolidated rental revenue. Similarly, rent abatements granted, which are also accounted for as lease modifications, have impacted our rental revenue by an insignificant amount.
Unless otherwise specified, references to reserves recorded as a reduction of rental revenue include amounts reserved for in the current period, as well as unrecognized contractual rental revenue and unrecognized straight-line rental revenue for leases accounted for on a cash basis. The following table summarizes net reserves to rental revenue (in millions):

	Years ended December 31,
	2022	2021	2020
Rental revenue reserves	$2.3	$10.2	$44.1
Straight-line rent reserves	1.7	4.5	8.4
Total rental revenue reserves	$4.0	$14.7	$52.5
As of December 31, 2022, other than the information related to the reserves recorded to date, we do not have any further client specific information that would change our assessment that collection of substantially all of the future lease payments under our existing leases is probable. However, since the conversations regarding rent collections for our clients affected by the COVID-19 pandemic are ongoing and we do not currently know the types of future concessions, if any, that will ultimately be granted, there may be impacts in future periods that could change this assessment as the situation continues to evolve and as more information becomes available.

Gain on Sales of Real Estate. When real estate is sold, the carrying amount of the applicable assets is derecognized with a corresponding gain from the sale recognized in our consolidated statements of income and comprehensive income. We record a gain on sale of real estate pursuant to provisions under ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. We determine whether we would have a controlling financial interest in the property after the sale. We record a gain from the sale of real estate provided that various criteria, relating to the terms of the sale and any subsequent involvement by us with the real estate, have been met.
Allocation of the Purchase Price of Real Estate Acquisitions. A majority of our acquisitions qualify as asset acquisitions and the transaction costs associated with those acquisitions are capitalized. However, our merger with VEREIT was comprised of both inputs and substantive processes that together significantly contributed to the ability to create outputs and, therefore, was considered a business. As a result, the merger with VEREIT qualified as a business combination and, accordingly, the transaction costs were expensed and categorized as merger and integration-related costs on our consolidated statements of income and comprehensive income. In accordance with ASC Topic 805, Business Combinations, adjustments to the allocated purchase price were made within one year of the closing date of our merger with VEREIT as acquisition date uncertainties were resolved (for more details on our merger with VEREIT, please see note 3, Merger with VEREIT, Inc. and Orion Office REIT Inc. Divestiture).
Apart from our merger with VEREIT, a majority of our acquisitions qualify as asset acquisitions. Therefore when acquiring a property for investment purposes, we typically allocate the cost of real estate acquired, inclusive of transaction costs, to: (1) land, (2) building and improvements, and (3) identified intangible assets and liabilities, based in each case on their relative estimated fair values. Intangible assets and liabilities consist of above-market or below-market lease value of in-place leases and the value of in-place leases, as applicable. Additionally, above-market rents on certain leases under which we are a lessor are accounted for as financing receivables amortizing over the lease term, while below-market rents on certain leases under which we are a lessor are accounted for as prepaid rent. In an acquisition of multiple properties, we must also allocate the purchase price among the properties. The allocation of the purchase price is based on our assessment of estimated fair values of the land, building and improvements, and identified intangible assets and liabilities, utilizing market-based evidence and commonly applied valuation approaches. In addition, any assumed notes payable or mortgages are recorded at their estimated fair values. The estimated fair values of our mortgages payable have been calculated by discounting the future cash flows using applicable interest rates that have been adjusted for factors, such as industry type, client investment grade, maturity date, and comparable borrowings for similar assets. The use of different assumptions in the allocation of the purchase price of the acquired properties and liabilities assumed could affect the timing of recognition of the related revenue and expenses.
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
The allocation of tangible assets (which includes land and buildings/improvements) of an acquired property with an in-place lease is based upon relative fair value. Land is typically valued utilizing the sales comparison (or market) approach. Buildings and improvements are typically valued under the replacement cost approach. In allocating the fair value to identified intangibles for above-market or below-market leases, an amount is recorded based on the present value of the difference between (i) the contractual amount to be paid pursuant to the in-place lease and (ii) our estimate of fair market lease rate for the corresponding in-place lease, measured over the remaining assumed contract term of the lease. The value of in-place leases is determined by our estimated costs related to acquiring a client and the carrying costs that would be incurred over the vacancy period to locate a client if the property were vacant, considering market conditions and costs to execute similar leases at the time of acquisition.
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
Real Estate and Lease Intangibles Held for Sale. We generally reclassify assets to held for sale when the disposition has been approved, there are no known contingencies relating to the sale and the consummation of the disposition is considered probable within one year. Upon classifying a real estate investment as held for sale, we will no longer recognize depreciation expense related to the depreciable assets of the property. Assets held for sale are recorded at the lower of carrying value or estimated fair value, less the estimated cost to dispose of the assets. Twenty-two properties were classified as held for sale at December 31, 2022.
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
Investment in Unconsolidated Entities. During the year ended December 31, 2022, all seven properties owned by our industrial partnerships and accounted for under the equity method were sold. For further details, see note 5, Investments in Real Estate.
We accounted for our investment in unconsolidated entity arrangements using the equity method of accounting as we had the ability to exercise significant influence, but not control, over operating and financing policies of these investments. We had determined that none of the unconsolidated entities would be considered VIEs under the applicable accounting guidance. Our equity method investments were acquired in our merger with VEREIT. As a result, the investments were recorded at fair value and subsequently would be adjusted for our share of equity in the entities' earnings and distributions received. The step-up in fair value was allocated to the individual investment assets and liabilities and were amortized over the estimated useful life of the respective underlying tangible real estate assets, the lease term of the intangible real estate assets, and the remaining term of the assumed debt. The carrying value of our investment was included in 'Investment in unconsolidated entities' in the accompanying consolidated balance sheet as of December 31, 2021. We recorded our proportionate share of net income from the unconsolidated entities in 'Equity in income and impairment of investment in unconsolidated entities' in the consolidated statements of income and comprehensive income for the years ended December 31, 2022 and 2021.
Goodwill. Upon the closing of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill. In connection with our merger with VEREIT, we recorded goodwill as a result of consideration exceeding the net assets acquired. For further details, see note 3, Merger with VEREIT, Inc. and Orion Office REIT Inc. Divestiture.
Deferred Financing Costs. Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining or originating financing. Deferred financing costs, other than those associated with the line of credit, are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability. Deferred financing costs related to the line of credit are included in other assets, net in the accompanying consolidated balance sheets. These costs are amortized to interest expense over the terms of the respective financing agreements that approximates the effective interest method.
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
Provisions for Impairment - Real Estate Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property, a fair value analysis is performed and, to the extent the estimated fair value is less than the current book value, a provision for impairment is recorded to reduce the book value to estimated fair value. Key assumptions that we utilize in this analysis include projected rental rates, estimated holding periods, capital expenditures and property sales capitalization rates. For further details, see note 12, Financial Instruments and Fair Value Measurements.
Provisions for Impairment - Goodwill. Goodwill is not amortized, but is subject to impairment reviews annually, or more frequently if necessary. Goodwill is qualitatively assessed to determine whether a quantitative impairment assessment is necessary. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized, and the asset is written down to its estimated fair value. We perform our annual goodwill impairment assessment as of June 30. During the years ended December 31, 2022, 2021 and 2020, there were no impairments of goodwill.
Provisions for Impairment - Investment in Unconsolidated Entities. As part of our merger with VEREIT in November 2021, we acquired seven properties owned by industrial partnerships. These properties, which were subsequently sold during the year ended December 31, 2022, were accounted for under the equity method and considered unconsolidated entities. During our ownership of those properties and when circumstances indicated that a decrease in the value of an equity method investment had occurred that was other than temporary, we recognized an impairment loss, which required significant judgment. To determine whether the impairment loss was other-than-temporary, we considered whether it had the ability and intent to hold the investment until the carrying value was fully recovered. We evaluated the impairment of our investment in unconsolidated entities in accordance with accounting standards for equity investments by first reviewing each investment for indicators of impairment. If indicators were present, we estimated the fair value of the investments. If the carrying value of the investment was greater than the estimated fair value, we made an assessment of whether the impairment was temporary or other-than-temporary. In making this assessment, we considered the length of time and the extent to which fair value had been less than cost, the financial condition and near-term prospects of the entity, and our intent and ability to retain the interest long enough for a recovery in market value. The investment was reduced to its estimated fair value if conclusions indicated the impairment was other than temporary. For further details, see note 5, Investments in Real Estate.
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

Segment Reporting. During the second quarter of 2022, a re-evaluation of our business and management structure led to a change in identification of operating and reportable segments. As we have grown in size and scale over recent years, including through the acquisition of VEREIT in November 2021, management has shifted its focus to operating performance, seeking investments with attractive yields and risk adjusted returns regardless of client industry or geography. Our chief operating decision maker relies primarily on cash flow analysis at the consolidated level to make decisions about allocating resources. As a result, we reorganized our business activities into one operating and reportable segment. ASC Topic 280, Segment Reporting, establishes standards for the manner in which enterprises report information about operating segments. We are engaged in a single business activity, which is the leasing of property to clients, generally on a net basis (whereby clients are responsible for property taxes, insurance and maintenance costs). That business activity spans various geographic boundaries and includes property types and clients engaged in various industries, but ultimately all business activity involves similar economic characteristics of owning and leasing commercial properties under long-term, net lease agreements. Therefore, we operate and manage the business in one operating and reportable segment. This segmental presentation is consistent with the information provided to our chief operating decision maker to make decisions about allocating resources and assessing our performance. ASC 280 requires certain entity-wide annual disclosures for entities with a single reportable segment. The following table disaggregates domestic and international revenue by major asset types and geographic regions (in millions):

	Years ended December 31,
	2022
	U.S.	U.K.	Other (1)	Total
Retail	$2,455.9	$243.3	$30.9	$2,730.1
Industrial	465.2	30.2	—	495.4
Other (2)	74.2	—	—	74.2
Rental (including reimbursable)	$2,995.3	$273.5	$30.9	$3,299.7
Other revenue				44.0
Total revenue				$3,343.7

	2021
	U.S.	U.K.	Other (1)	Total
Retail	$1,566.7	$138.9	$4.2	$1,709.8
Industrial	261.5	9.6	—	$271.1
Other (2)	84.1	—	—	$84.1
Rental (including reimbursable)	$1,912.3	$148.5	$4.2	$2,065.0
Other revenue				15.5
Total revenue				$2,080.5

	2020
	U.S.	U.K.	Other (1)	Total
Retail	$1,312.5	$55.9	$—	$1,368.4
Industrial	184.6	1.3	—	185.9
Other (2)	85.2	—	—	85.2
Rental (including reimbursable)	$1,582.3	$57.2	$—	$1,639.5
Other revenue				7.6
Total revenue				$1,647.1
(1) Other includes properties in Spain, starting in September 2021 and in Italy, starting in October 2022.
(2) Other includes the office, agriculture and gaming asset types, with gaming starting in December 2022.
Long-lived assets include items such as property, plant, equipment and right-of-use assets subject to operating and finance leases. As of December 31, 2022, no individual country or asset-type representing more than 10% of total revenue, other than as presented in the tables above. In addition, as of December 31, 2022, no individual country or asset-type representing more than 10% of the total assets, other than as presented in the tables below. The following table disaggregates domestic and international total long-lived assets (in millions):

	As of December 31,
	2022				2021
	U.S.	U.K.	Other (1)	Total	U.S.	U.K.	Other (1)	Total
Long-lived assets	$33,685.6	$4,596.1	$582.7	$38,864.4	$29,323.8	$3,206.6	$314.3	$32,844.7
Remaining assets				10,808.7				10,292.8
Total assets				$49,673.1				$43,137.5
(1) Other includes properties in Spain, starting in September 2021 and in Italy, starting in October 2022.
Recently Adopted Accounting Standards In March 2020, the FASB issued ASU 2020-04 establishing Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and is effective between March 12, 2020, and December 31, 2022. The guidance may be elected over time as reference rate reform activities occur. During 2022, all of our debt and derivative instruments were converted from LIBOR to SOFR. The interest rate swap on our term loan, which was converted to a Secured Overnight Financing Rate ("SOFR") benchmark from the London Inter-Bank Offered Rate (“LIBOR”) during June 2022, continues to be accounted for as a cash flow hedge. The adoption of this guidance had no impact on our consolidated financial statements.
3.    Merger with VEREIT, Inc. and Orion Office REIT Inc. Divestiture
Merger with VEREIT
On April 29, 2021, we entered into an Agreement and Plan of Merger, as amended, (the "Merger Agreement"), with VEREIT, its operating partnership, VEREIT Operating Partnership, L.P., ("VEREIT OP"), and two newly formed subsidiaries. Pursuant to the terms of the Merger Agreement, (i) one of the newly formed subsidiaries of us agreed to merge with and into VEREIT OP, with VEREIT OP as the surviving entity, which we refer to as the Partnership Merger, and (ii) immediately thereafter, VEREIT agreed to merge with and into the other newly formed subsidiary of us, with our subsidiary as the surviving corporation, which we refer to collectively as the merger.
The primary reason for the Merger was to expand our size, scale and diversification, in order to further enhance our competitive advantages and accelerate our investment activities.
On November 1, 2021, we completed our acquisition of VEREIT, and the merger was consummated. Pursuant to the terms of the Merger Agreement and subject to the terms thereof, upon the consummation of the merger, (i) each outstanding share of VEREIT common stock, and each outstanding common partnership unit of VEREIT OP owned by any of its partners other than VEREIT, Realty Income or their respective affiliates, was automatically converted into 0.705 of newly issued shares of our common stock, or in certain instances, Realty Income L.P. units, and (ii) each VEREIT OP outstanding common unit owned by VEREIT, Realty Income or their respective affiliates remained outstanding as partnership interests in the surviving entity. Each outstanding VEREIT stock option and restricted stock unit that were unvested as of November 1, 2021 were converted into equivalent options and restricted stock units, in each case with respect to the share of the Company's common stock, using the equity award exchange ratio in accordance with the Merger Agreement. For more details, see note 17, Common Stock Incentive Plan.

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

Shares of VEREIT common stock and VEREIT OP common units exchanged (1)	229,304,035
Exchange Ratio	0.705
161,659,345
Less: Fractional shares settled in cash	(1,545)
Shares of Realty Income common stock and Realty Income L.P. units issued	161,657,800
Adjusted opening price of Realty common stock on November 1, 2021 (2)	$71.236
Fair value of Realty common stock issued to former holders of VEREIT common stock and VEREIT OP common units	$11,515,855
Fair value of VEREIT's equity-based compensation awards attributable to pre-combination services (3)	44,020
Total non-cash consideration	$11,559,875
Cash paid for fractional shares	110
VEREIT indebtedness paid off in connection with the merger (4)	500,414
Consideration transferred	$12,060,399
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

As of November 1, 2021
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
The initial assessment of fair value provided in our Annual Report on Form 10-K for the year ended December 31, 2021 was preliminary and was based on information that was available to management at the time the consolidated financial statements were prepared. Measurement period adjustments were recorded during the year ended December 31, 2022 in the period in which they were determined, as if they had been completed at the acquisition date. Before the first anniversary of the merger date, final measurement period adjustments, as reflected in the table above, resulted in a net increase of $54.8 million to goodwill from the initial valuation, reflecting a decrease of $15.8 million in land, $7.6 million in building, $22.6 million in lease intangible assets, $19.5 million in investment in unconsolidated entities, $9.9 million in other assets, offset by decrease of $4.4 million in lease intangible liabilities, $16.1 million in other liabilities and $0.1 million in mortgages payable.
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
B.    Merger and Integration-Related Costs
In conjunction with our merger with VEREIT, we incurred merger-related transaction costs of $13.9 million and $167.4 million for the years ended December 31, 2022 and 2021, respectively. Merger and integration-related costs consist of advisory fees, attorney fees, accountant fees, SEC filing fees and additional incremental and non-recurring costs necessary to convert data and systems, retain employees and otherwise enable us to operate the acquired business or assets efficiently.
C.    Unaudited Pro Forma Financial Information
Our consolidated results of operations for the years ended December 31, 2022 and 2021, include $1.02 billion and $176.3 million of revenues, respectively, and $62.4 million and $36.7 million of net income associated with the results of operations of VEREIT OP, respectively.
The following unaudited pro forma information presents a summary of our combined results of operations for the years ended December 31, 2021 and 2020, as if our merger with VEREIT had occurred on January 1, 2020 (in millions, except per share data). There are no pro forma adjustments for the year ended December 31, 2022, as the merger was completed November 1, 2021. The following pro forma financial information is not necessarily indicative of the results of operations had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses. In accordance with ASC 805, Business Combinations, the following information excludes the impact of the spin-off of office assets to Orion Office REIT Inc. ("Orion").

	Years ended December 31,
	2021	2020
Total revenues	$3,084.3	$2,835.5
Net income	$734.6	$325.9
Basic and diluted earnings per share	$1.27	$0.64

The unaudited pro forma financial information above includes the following nonrecurring significant adjustment made to account for certain costs incurred as if our merger with VEREIT had been completed on January 1, 2020: merger and integration-related costs of $167.4 million were excluded within the pro forma financial information for 2021, but included for 2020.
Orion Divestiture
Following of the closing of our merger with VEREIT, we contributed 92 office real estate assets, a consolidated real estate venture holding one office asset, and an unconsolidated real estate venture holding five office assets to a wholly owned subsidiary named Orion. On November 12, 2021, we distributed the outstanding shares of Orion common stock to our shareholders (including legacy VEREIT stockholders who received shares of our common stock in our merger with VEREIT) on a pro rata basis at a rate of one share of Orion common stock for every ten shares of Realty Income common stock held on November 12, 2021, the applicable record date, which we refer to as the Orion Divestiture. The fair market value of these shares for tax distribution was determined to be $20.6272 per share, which was calculated using the five-day volume weighted average share price after issuance. For more detail, see note 14, Distributions Paid and Payable. Following the Orion Divestiture, Orion began operating as a separate, independent public company.
In conjunction with the Orion Divestiture, we incurred approximately $6.0 million of transaction costs during the year ended December 31, 2021, which were included in the $167.4 million of merger and integration-related costs within our consolidated statements of income and comprehensive income. We incurred $1.9 million of transaction costs relating to the Orion Divestiture during the year ended December 31, 2022.
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

In connection with the divestiture, we entered into certain agreements with Orion to effect our legal and structural separation, including a transition services agreement ("TSA") and reverse TSA to provide certain administrative and other services for a limited time, and tax matters.

4.    Supplemental Detail for Certain Components of Consolidated Balance Sheets (dollars in thousands):

A.	Accounts receivable, net, consist of the following at:	December 31, 2022	December 31, 2021
	Straight-line rent receivables, net	$363,993	$231,943
	Client receivables, net	203,970	194,825
		$567,963	$426,768

B.	Lease intangible assets, net, consist of the following at:	December 31, 2022	December 31, 2021
	In-place leases	$5,324,565	$4,791,846
	Accumulated amortization of in-place leases	(1,409,878)	(804,050)
	Above-market leases	1,697,367	1,591,382
	Accumulated amortization of above-market leases	(443,688)	(303,874)
		$5,168,366	$5,275,304

C.	Other assets, net, consist of the following at:	December 31, 2022	December 31, 2021
	Financing receivables	$933,116	$323,921
	Right of use asset - operating leases, net	603,097	631,515
	Right of use asset - financing leases	467,920	218,332
	Derivative assets and receivables – at fair value	83,100	29,593
	Restricted escrow deposits	37,627	68,541
	Prepaid expenses	28,128	18,062
	Impounds related to mortgages payable	18,152	5,249
	Credit facility origination costs, net	17,196	4,352
	Corporate assets, net	12,334	10,915
	Investment in sales type lease	5,951	7,492
	Non-refundable escrow deposits	5,667	28,560
	Note receivable	—	4,455
	Other items	39,939	18,592
		$2,252,227	$1,369,579

D.	Accounts payable and accrued expenses consist of the following at:	December 31, 2022	December 31, 2021
	Notes payable - interest payable	$129,202	$108,227
	Derivative liabilities and payables – at fair value	64,724	70,617
	Property taxes payable	45,572	36,173
	Accrued costs on properties under development	26,559	19,665
	Accrued property expenses	25,290	27,344
	Value-added tax payable	23,375	11,297
	Accrued income taxes	22,626	19,152
	Mortgages, term loans, and credit line - interest payable	4,404	3,874
	Merger and integration-related costs	1,464	10,699
	Other items	55,921	44,080
		$399,137	$351,128

E.	Lease intangible liabilities, net, consist of the following at:	December 31, 2022	December 31, 2021
	Below-market leases	$1,617,870	$1,460,701
	Accumulated amortization of below-market leases	(238,434)	(152,480)
		$1,379,436	$1,308,221

F.	Other liabilities consist of the following at:	December 31, 2022	December 31, 2021
	Lease liability - operating leases, net	$440,096	$461,748
	Rent received in advance and other deferred revenue	269,645	242,122
	Lease liability - financing leases	49,469	43,987
	Security deposits	15,577	11,340
		$774,787	$759,197
5.    Investments in Real Estate
We acquire land, buildings and improvements necessary for the successful operations of commercial clients.
A.    Acquisitions During the Years ended December 31, 2022, and 2021
Below is a summary of our acquisitions for the year ended December 31, 2022 (unaudited):

	Number of Properties	Leasable Square Feet (in thousands, unaudited)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Weighted Average Cash Lease Yield (1)
Year ended December 31, 2022 (2)
Acquisitions - U.S.	990	15,774	$5,746.4	19.3	6.0%
Acquisitions - Europe	94	11,179	2,441.3	8.9	6.0%
Total acquisitions	1,084	26,953	$8,187.7	16.3	6.0%
Properties under development (3)	217	5,500	807.6	15.0	5.3%
Total (4)	1,301	32,453	$8,995.3	16.2	5.9%
(1)The initial weighted average cash lease yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property. Since it is possible that a client could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above. Contractual net operating income used in the calculation of initial weighted average cash yield includes approximately $10.5 million received as settlement credits as reimbursement of free rent periods for the year ended December 31, 2022.
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
(2)None of our investments during the year ended December 31, 2022 caused any one client to be 10% or more of our total assets at December 31, 2022.
(3)Includes five U.K. development properties that represent an investment of £40.9 million during the year ended December 31, 2022, converted at the applicable exchange rate on the funding date.
(4)Our clients occupying the new properties are 71.4% retail, 19.1% gaming, 6.5% industrial and 3.0% other property types (including 2.7% agricultural and 0.3% office) based on rental revenue. Approximately 23% of the rental revenue generated from acquisitions during the year ended December 31, 2022 is from our investment grade rated clients, their subsidiaries or affiliated companies.
The acquisitions during the year ended December 31, 2022, which had no associated contingent consideration, were allocated as follows (in millions):

Year ended December 31, 2022	Acquisitions - USD (1)	Acquisitions - Sterling	Acquisitions - Euro
Land (2)	$1,568.6	£640.5	€118.0
Buildings and improvements	3,853.6	663.0	156.8
Lease intangible assets (3)	458.6	247.8	51.1
Other assets (4)	634.1	203.0	5.4
Lease intangible liabilities (5)	(94.9)	(60.1)	—
Other liabilities (6)	(46.0)	(4.9)	—
	$6,374.0	£1,689.3	€331.3
(1)Included in USD-denominated acquisitions was an investment of $1.7 billion into a single property in the gaming industry. The acquisition was allocated as (i) $419.5 million to land, (ii) $1.28 billion to buildings and improvements, (iii) $13.2 million of right-of-use assets accounted for as operating leases included in 'Other assets' and (iv) $9.3 million of lease liabilities under operating leases included in 'Other liabilities'.
(2)Sterling-denominated land includes £42.5 million of right of use assets under long-term ground leases.
(3)The weighted average amortization period for acquired lease intangible assets is 11.6 years.

(4)USD-denominated other assets consists of $585.7 million of financing receivables with above-market terms and $32.8 million of right-of-use assets accounted for as finance leases, and $15.6 million of right of use assets under ground leases. Sterling-denominated other assets consists of £12.2 million of financing receivables with above-market terms, £188.4 million of right-of-use assets accounted for as finance leases and £2.4 million of right-of-use assets accounted for as operating leases. Euro-denominated other assets consists entirely of financing receivables with above-market terms.
(5)The weighted average amortization period for acquired lease intangible liabilities is 14.2 years.
(6)USD-denominated other liabilities consists of $28.0 million of deferred rent on certain below-market leases, $11.5 million of lease liabilities under ground leases, and $8.6 million of lease liabilities under financing leases. Sterling-denominated other liabilities consists of £2.4 million of lease liabilities under operating leases and £2.5 million of deferred rent on certain below-market leases.
The properties acquired during the year ended December 31, 2022 generated total revenues of $211.3 million and net income of $79.0 million during the year ended December 31, 2022.
Below is a summary of our acquisitions for the year ended December 31, 2021 (information is unaudited and excludes properties assumed on November 1, 2021 in conjunction with our merger with VEREIT):

	Number of Properties	Leasable Square Feet (in thousands, unaudited)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Weighted Average Cash Lease Yield (1)
Year ended December 31, 2021 (2)
Acquisitions - U.S.	714	14,727	$3,608.6	14.1	5.5%
Acquisitions - Europe	129	9,196	2,558.9	11.6	5.5%
Total acquisitions	843	23,923	$6,167.5	13.1	5.5%
Properties under development (3)	68	2,682	243.3	15.7	6.0%
Total (4)	911	26,605	$6,410.8	13.2	5.5%
(1)Contractual net operating income used in the calculation of initial weighted average cash yield includes approximately $8.5 million received as settlement credits as reimbursement of free rent periods for the year ended December 31, 2021.
(2)None of our investments during the year ended December 31, 2021 caused any one client to be 10% or more of our total assets at December 31, 2021.
(3)Includes one U.K. development property that represents an investment of £7.0 million during the year ended December 31, 2021, converted at the applicable exchange rate on the funding date.
(4) Our clients occupying the new properties are 83.6% retail and 16.4% industrial, based on rental revenue. Approximately 40% of the rental revenue generated from acquisitions during the year ended December 31, 2021, was from investment grade rated clients, their subsidiaries or affiliated companies.
The acquisitions during the year ended December 31, 2021, which had no associated contingent consideration, were allocated as follows (in millions):

Year ended December 31, 2021	Acquisitions - USD	Acquisitions - Sterling	Acquisitions - Euro
Land (1)	$1,054.4	£438.9	€106.2
Buildings and improvements	1,802.6	888.0	173.4
Lease intangible assets (2)	547.8	248.9	34.9
Other assets (3)	530.2	40.4	21.9
Lease intangible liabilities (4)	(91.6)	(7.1)	—
Other liabilities (5)	(127.6)	(0.3)	(16.0)
	$3,715.8	£1,608.9	€320.4
(1) Sterling-denominated land includes £8.2 million of right of use assets under long-term ground leases.
(2) The weighted average amortization period for acquired lease intangible assets is 12.7 years.
(3) USD-denominated other assets consists of $179.7 million of financing receivables with above-market terms, $85.0 million of right-of-use assets accounted for as finance leases, $5.8 million in investments in sales-type leases, and $259.7 million of right of use assets under ground leases. Sterling-denominated other assets consists of £7.2 million of financing receivables with above-market terms and £33.2 million of right-of-use assets accounted for as finance leases. Euro-denominated other assets consists entirely of financing receivables with above-market terms.
(4) The weighted average amortization period for acquired lease intangible liabilities is 15.9 years.
(5) USD-denominated other liabilities consists of $26.9 million of deferred rent on certain below-market leases, $67.4 million of lease liabilities under ground leases and $33.3 million of lease liabilities under financing leases. Sterling-denominated other liabilities consists entirely of a mortgage premium. Euro-denominated other liabilities consists entirely of deferred rent on certain below-market leases.

The properties acquired during the year ended December 31, 2021, which were all accounted for as asset acquisitions, generated total revenues of $136.6 million and net income of $25.8 million during the year ended December 31, 2021.
B.    Investments in Existing Properties
During the year ended December 31, 2022, we capitalized costs of $96.7 million on existing properties in our portfolio, consisting of $88.3 million for non-recurring building improvements, $5.2 million for re-leasing costs, and $3.2 million for recurring capital expenditures. In comparison, during the year ended December 31, 2021, we capitalized costs of $21.9 million on existing properties in our portfolio, consisting of $14.6 million for non-recurring building improvements, $6.3 million for re-leasing costs, and $1.0 million for recurring capital expenditures.
C.    Properties with Existing Leases
The value of the in-place and above-market leases is recorded to 'Lease intangible assets, net' on our consolidated balance sheets, and the value of the below-market leases is recorded to 'Lease intangible assets, net' on our consolidated balance sheets.
The values of the in-place leases are amortized as depreciation and amortization expense. The amounts amortized to expense for all of our in-place leases, for the years ended December 31, 2022, 2021 and 2020 were $634.9 million, $247.5 million, and $134.6 million, respectively.
The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue in the consolidated statements of income and comprehensive income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the years ended December 31, 2022, 2021 and 2020 were $111.7 million, $54.6 million, and $30.9 million, respectively. If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.
The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at December 31, 2022 (dollars in thousands):

	Net increase (decrease) to rental revenue	Increase to amortization expense
2023	$(56,782)	$589,541
2024	(50,525)	522,895
2025	(43,963)	451,177
2026	(36,100)	402,028
2027	(27,926)	348,289
Thereafter	341,053	1,600,757
Totals	$125,757	$3,914,687
D.    Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below, excluding our proportionate share of net proceeds from the disposition of properties by our unconsolidated industrial partnerships for 2022 and 2021 and the properties disposed from the spin-off of office properties to Orion in November 2021 (dollars in millions):

	Years ended December 31,
	2022	2021	2020
Number of properties	168	154	126
Net sales proceeds	$434.9	$250.3	$262.5
Gain on sales of real estate	$102.7	$55.8	$76.2
These property sales do not represent a strategic shift that will have a major effect on our operations and financial results, and therefore do not require presentation as discontinued operations.

E.    Investment in Unconsolidated Entities
The following is a summary of our investments in unconsolidated entities as of December 31, 2022 (in thousands):

	Ownership % (1)	Number of Properties	Carrying Amount of Investment as of		Equity in income and impairment of investment in unconsolidated entities for the year ended(2)
Investment(2)	As of December 31, 2022		December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2020
Industrial Partnerships	20%	—	$—	$140,967	$(6,448)	$1,106	$—
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
(2) All seven assets held by our industrial partnerships were sold during the year ended December 31, 2022. As the portion of the net proceeds applied to our investment basis that we expected to receive at closing was less than our $121.4 million carrying amount of investment in unconsolidated entities, we recognized an other than temporary impairment of $8.5 million during the year ended December 31, 2022. The other than temporary impairments are included in 'Equity in income and impairment of investment in unconsolidated entities' in the consolidated statements of income and comprehensive income for the periods presented.

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

The aggregate debt outstanding for unconsolidated entities was $431.8 million as of December 31, 2021, all of which was non-recourse to us with limited customary exceptions that varied from loan to loan. There was no aggregate debt outstanding as of December 31, 2022, as all seven properties owned by our industrial partnerships were sold during the year ended December 31, 2022, and the debt underlying each of the seven properties was either defeased or prepaid in connection with the sales.

Each of us and our unconsolidated entity partners were subject to the provisions of the applicable entity agreements for our unconsolidated partnerships, which included provisions for when additional contributions might be required to fund certain cash shortfalls.
6.Revolving Credit Facility and Commercial Paper Programs
A.    Credit Facility
We have a $4.25 billion unsecured revolving multicurrency credit facility that matures in June 2026, includes two six-month extensions that can be exercised at our option, and allows us to borrow in up to 14 currencies, including U.S dollars. Our revolving credit facility also has a $1.0 billion expansion option, which is subject to obtaining lender commitments. Under our revolving credit facility, our current investment grade credit ratings provide for financing on USD borrowings at the Secured Overnight Financing Rate ("SOFR"), plus 0.725% with a SOFR adjustment charge of 0.10% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.95% over SOFR, British Pound Sterling at the Sterling Overnight Indexed Average (“SONIA”), plus 0.725% with a SONIA adjustment charge of 0.0326% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.8826% over SONIA, and Euro Borrowings at one-month Euro Interbank Offered Rate (“EURIBOR”), plus 0.725%, and a revolving credit facility fee of 0.125%, for all-in pricing of 0.85% over one-month EURIBOR.
As of December 31, 2022, credit facility origination costs of $17.2 million are included in other assets, net, as compared to $4.4 million at December 31, 2021, on our consolidated balance sheets. These costs are being amortized over the remaining term of our revolving credit facility.
As of December 31, 2022, we had a borrowing capacity of $2.2 billion available on our revolving credit facility (subject to customary conditions to borrowing) and an outstanding balance of $2.0 billion, comprised of €1.8 billion Euro and £70.0 million Sterling borrowings, as compared to an outstanding balance at December 31, 2021 of $650.0 million, consisting entirely of USD borrowings.
The weighted average interest rate on outstanding borrowings under our revolving credit facility was 1.8% during the year ended December 31, 2022, and 0.9% during the year ended December 31, 2021. At December 31, 2022, our weighted average interest rate on borrowings outstanding under our revolving credit facility was 2.6%. Our revolving credit facility is subject to various leverage and interest coverage ratio limitations, and at December 31, 2022, we were in compliance with the covenants under our revolving credit facility.
B.    Commercial Paper Programs
During July 2022, our USD-denominated unsecured commercial paper program was amended to increase the maximum aggregate amount of outstanding notes from $1.0 billion to $1.5 billion. Also during July 2022, we established a new Euro-denominated unsecured commercial paper program, which permits us to issue additional unsecured commercial notes up to a maximum aggregate amount of $1.5 billion (or foreign currency equivalent), which may be issued in USD or various foreign currencies, including but not limited to, Euros, Sterling, Swiss Francs, Yen, Canadian Dollars, and Australian Dollars, in each case, pursuant to customary terms in the European commercial paper market.

The commercial paper ranks on a parity in right of payment with all of our other unsecured senior indebtedness outstanding from time to time, including borrowings under our revolving credit facility, our term loans and our outstanding senior unsecured notes. Proceeds from commercial paper borrowings are used for general corporate purposes.

As of December 31, 2022, the balance of borrowings outstanding under our commercial paper programs was $701.8 million, including €361.0 million of Euro-denominated borrowings, as compared to $901.4 million outstanding commercial paper borrowings, consisting entirely of USD-denominated borrowings at December 31, 2021. The weighted average interest rate on outstanding borrowings under our commercial paper programs was 1.6% for the year ended December 31, 2022, and 0.2% for the year ended December 31, 2021. As of December 31, 2022, our weighted average interest rate on outstanding borrowings under our commercial paper programs was 3.4%. We use our $4.25 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper programs. The commercial paper borrowings generally carry a term of less than a year.
7.Term Loans
In October 2018, in conjunction with entering into our current revolving credit facility, we entered into a $250.0 million senior unsecured term loan, which matures in March 2024. Prior to April 2022, borrowing under this term loan bore interest at the current one-month London Inter-Bank Offered Rate (“LIBOR”), plus 0.85%. In connection with entering into our new unsecured credit facility in April 2022, the previous LIBOR benchmark rate was replaced with daily SOFR, based on a five-day lookback period, and, due to our current credit ratings, is not subject to a credit spread adjustment. In conjunction with this term loan, we also entered into an interest rate swap, which was based off the daily SOFR through June 30, 2022. As of December 31, 2022, the effective interest rate on this term loan, after giving effect to the interest rate swap, was 3.83%.
At December 31, 2022, deferred financing costs of $0.2 million are included net of the term loan principal balance, as compared to $0.4 million at December 31, 2021, on our consolidated balance sheets. These costs are being amortized over the remaining term of the term loan.
During January 2023, we borrowed an aggregate of approximately $1.0 billion in multicurrency borrowings under an unsecured term loan initially maturing January 2024. See note 19, Subsequent Events for further details.
8.Mortgages Payable
During the year ended December 31, 2022, we made $312.2 million in principal payments, including the full repayment of 12 mortgages for $308.0 million. During the year ended December 31, 2021, we made $66.6 million in principal payments, including the full repayment of seven mortgages for $63.0 million. We assumed eight mortgages on 17 properties totaling $45.1 million during the year ended December 31, 2022, as compared to the assumption of 11 mortgages totaling $881.1 million in principal, including ten mortgages from our merger with VEREIT totaling $839.1 million and one Sterling-denominated mortgage on one property totaling £31.0 million for the year ended December 31, 2021. Assumed mortgages are secured by the properties on which the debt was placed and are considered non-recourse debt with limited customary exceptions which vary from loan to loan.

In September 2021, we completed the early redemption on $12.5 million in principal of a mortgage due June 2032, plus accrued and unpaid interest. In October 2021, we completed the early redemption on $9.6 million in principal of a mortgage due June 2022, plus accrued and unpaid interest. As a result of the early redemptions in September and October of 2021, we recognized total losses of $4.3 million on extinguishment of debt during the year ended December 31, 2021. There were no comparable mortgage redemptions during the years ended December 31, 2022 or 2020.
Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At December 31, 2022, we were in compliance with these covenants.
The balance of our deferred financing costs, which are classified as part of 'Mortgages payable, net', on our consolidated balance sheets, was $0.8 million at December 31, 2022 and 2021, respectively. These costs are being amortized over the remaining term of each mortgage.
The following table summarizes our mortgages payable as of December 31, 2022 and 2021 (dollars in thousands):

As Of	Number of Properties (1)	Weighted Average Stated Interest Rate (2)	Weighted Average Effective Interest Rate (3)	Weighted Average Remaining Years Until Maturity	Remaining Principal Balance	Unamortized Premium and Deferred Financing Costs Balance, net	Mortgage Payable Balance
December 31, 2022	136	4.8%	3.3%	1.4	$842,343	$11,582	$853,925
December 31, 2021	267	4.8%	3.5%	1.8	$1,114,129	$27,866	$1,141,995
(1)At December 31, 2022, there were 18 mortgages on 136 properties. At December 31, 2021, there were 22 mortgages on 267 properties. With the exception of one Sterling-denominated mortgage which is paid quarterly, the mortgages require monthly payments with principal payments due at maturity. At December 31, 2022 and December 31, 2021, all mortgages were at fixed interest rates.
(2) Stated interest rates ranged from 3.0% to 6.9% at December 31, 2022 and 2021, respectively.
(3) Effective interest rates ranged from 2.7% to 6.6% and 2.6% to 6.0% at December 31, 2022 and 2021, respectively.
The following table summarizes the maturity of mortgages payable, excluding net premiums of $12.4 million and deferred financing costs of $0.8 million as of December 31, 2022 (dollars in millions):

Year of Maturity	Principal
2023	$22.0
2024	740.5
2025	42.0
2026	12.0
2027	22.3
Thereafter	3.5
Totals	$842.3

9.    Notes Payable
A.    General
Our senior unsecured notes and bonds are USD-denominated and Sterling-denominated. Foreign denominated notes are converted at the applicable exchange rate on the balance sheet date. The following are sorted by maturity date (in millions):

	Principal Amount (Currency Denomination)	Carrying Value (USD) as of December 31,
		2022	2021
4.600% notes, $500 issued February 2014, of which $485 was exchanged in November 2021, both due in February 2024 (1)	$500	$500	$500
3.875% notes, issued in June 2014 and due in July 2024	$350	350	350
3.875% notes, issued in April 2018 and due in April 2025	$500	500	500
4.625% notes, $550 issued October 2018, of which $544 was exchanged in November 2021, both due in November 2025 (1)	$550	550	550
0.750% notes, issued December 2020 and due in March 2026	$325	325	325
4.875% notes, $600 issued June 2016, of which $596 was exchanged in November 2021, both due in June 2026 (1)	$600	600	600
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	$650	650	650
1.875% notes, issued in January 2022 and due in January 2027	£250	301	—
3.000% notes, issued in October 2016 and due in January 2027	$600	600	600
1.125% notes, issued in July 2021 and due in July 2027	£400	482	541
3.950% notes, $600 issued August 2017, of which $594 was exchanged in November 2021, both due in August 2027 (1)	$600	600	600
3.650% notes, issued in December 2017 and due in January 2028	$550	550	550
3.400% notes, $600 issued June 2020, of which $598 was exchanged in November 2021, both due in January 2028 (1)	$600	600	600
2.200% notes, $500 issued November 2020, of which $497 was exchanged in November 2021, both due in June 2028 (1)	$500	500	500
3.250% notes, issued in June 2019 and due in June 2029	$500	500	500
3.100% notes, $600 issued December 2019, of which $596 was exchanged in November 2021, both due in December 2029 (1)(2)	$599	599	599
3.160% notes, issued in June 2022 and due in June 2030	£140	169	—
1.625% notes, issued in October 2020 and due December 2030	£400	482	541
3.250% notes, $600 issued in May 2020 and $350 issued in July 2020, both due in January 2031	$950	950	950
3.180% notes, issued in June 2022 and due in June 2032	£345	416	—
5.625% notes, issued in October 2022 and due in October 2032	$750	750	—
2.850% notes, $700 issued November 2020, of which $699 was exchanged in November 2021, both due in December 2032 (1)	$700	700	700
1.800% notes, issued in December 2020 and due in March 2033	$400	400	400
1.750% notes, issued in July 2021 and due in July 2033	£350	422	474
2.730% notes, issued in May 2019 and due in May 2034	£315	379	427
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	$250	250	250
3.390% notes, issued in June 2022 and due in June 2037	£115	138	—
2.500% notes, issued in January 2022 and due in January 2042	£250	301	—
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	$550	550	550
Total principal amount		$14,114	$12,257
Unamortized net premiums and deferred financing costs		164	243
		$14,278	$12,500
(1) Carrying Value (USD) includes the portion of the VEREIT OP notes that remained outstanding, totaling $39.1 million in the aggregate at December 31, 2022 and 2021, that were not exchanged in the exchange offers commenced by us with respect to the outstanding bonds of VEREIT OP in connection with the consummation of the merger with VEREIT (the "Exchange Offers").
(2) These notes were originally issued by VEREIT OP in December of 2019 for the principal amount of $600 million. The amount of Realty Income debt issued through the Exchange Offers was $599 million, resulting from cancellations due to late tenders that forfeited the early participation premium of $30 per $1,000 principal amount and cash paid in lieu of fractional shares.

The following table summarizes the maturity of our notes and bonds payable as of December 31, 2022, excluding net unamortized premiums of $224.6 million and deferred financing costs of $60.7 million (dollars in millions):

Year of Maturity	Principal
2024	$850
2025	1,050
2026	1,575
2027	1,983
Thereafter	8,656
Totals	$14,114
As of December 31, 2022, the weighted average interest rate on our notes and bonds payable was 3.4% and the weighted average remaining years until maturity was 7.2 years.
Interest incurred on all of the notes and bonds was $431.3 million, $286.4 million, and $252.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. At December 31, 2022, we were in compliance with these covenants.
B.    Note Repayments
We redeemed the following principal amounts (in millions) of certain outstanding notes, prior to their maturity. As a result of these early redemptions, we recognized the following losses on extinguishment of debt (in millions) in the consolidated statements of income and comprehensive income. There were no comparable repayments for the year ended December 31, 2022.

		Loss on Extinguishment of Debt
2021 Repayments	Principal Amount (1)	Amount of Loss	Period Recognized
4.650% notes due August 2023 redeemed in December 2021	$750.0	$46.4	December 31, 2021
3.250% notes due October 2022 redeemed in January 2021	$950.0	$46.5	March 31, 2021
2020 Repayments
5.750% notes due January 2021 redeemed in January 2020	$250.0	$9.8	March 31, 2020
(1) The redeemed principal amounts presented exclude the amounts we paid in accrued and unpaid interest.
C.    Note Issuances
During the years ended December 31, 2022, 2021, and 2020 we issued the following notes and bonds (in millions):

2022 Issuances	Date of Issuance	Maturity Date	Principal amount used	Price of par value	Effective yield to maturity
1.875% Notes	January 2022	January 2027	£250	99.487%	1.974%
2.500% Notes	January 2022	January 2042	£250	98.445%	2.584%
3.160% Notes	June 2022	June 2030	£140	100.000%	3.160%
3.180% Notes	June 2022	June 2032	£345	100.000%	3.180%
3.390% Notes	June 2022	June 2037	£115	100.000%	3.390%
5.625% Notes	October 2022	October 2032	$750	99.879%	5.641%

2021 Issuances	Date of Issuance	Maturity Date	Principal amount used	Price of par value	Effective yield to maturity
1.125% Notes	July 2021	July 2027	£400	99.305%	1.242%
1.750% Notes	July 2021	July 2033	£350	99.842%	1.757%
4.600% Notes(1)	November 2021	February 2024	$485	100.000%	4.600%
4.625% Notes(1)	November 2021	November 2025	$544	100.000%	4.625%
4.875% Notes(1)	November 2021	June 2026	$596	100.000%	4.875%
3.950% Notes(1)	November 2021	August 2027	$594	100.000%	3.950%
3.400% Notes(1)	November 2021	January 2028	$598	100.000%	3.400%
2.200% Notes(1)	November 2021	June 2028	$497	100.000%	2.200%
3.100% Notes(1)	November 2021	December 2029	$596	100.000%	3.100%
2.850% Notes(1)	November 2021	December 2032	$699	100.000%	2.850%

2020 Issuances	Date of Issuance	Maturity Date	Principal amount used	Price of par value	Effective yield to maturity
3.250% Notes (2)	May 2020	January 2031	$600	98.99%	3.364%
3.250% Notes (2)	July 2020	January 2031	$350	108.24%	2.341%
1.625% Notes	October 2020	December 2030	£400	99.19%	1.712%
0.750% Notes	December 2020	March 2026	$325	99.19%	0.908%
1.800% Notes	December 2020	March 2033	$400	98.47%	1.941%
(1) In connection with our merger with VEREIT, we completed our debt exchange offer to exchange all outstanding notes issued by VEREIT OP on November 9, 2021 for notes of identical terms issued by Realty Income, pursuant to which approximately 99.2% of the outstanding notes issued by VEREIT OP were exchanged. We issued $1,000 principal amount of Realty Notes for each validly tendered VEREIT Notes with $1,000 principal amount. For this reason, we denote our “Price of par value” as 100%. Prior to the completion of our merger with VEREIT on November 1, 2021, these notes were not the obligation of Realty Income. With respect to the notes originally issued by VEREIT OP that remained outstanding, we amended the indenture governing such notes to, among other things, eliminate substantially all of the restrictive covenants in such indenture.

To induce holders of the VEREIT OP notes to participate in the exchange, Realty Income offered noteholders electing to exchange their notes a cash payment equal to 10 basis points of the note principal amount held. This resulted in a cash payment of $4.6 million to participating noteholders. The exchange was accounted for as a modification of the existing VEREIT OP notes assumed in our merger with VEREIT. With respect to the notes originally issued by VEREIT OP that remained outstanding, we amended the indenture governing such notes to, among other things, eliminate substantially all of the restrictive covenants in such indenture.

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
In January 2023, we issued $500 million of 5.05% senior unsecured notes due January 2026 and $600 million of 4.85% senior unsecured notes due March 2030. See note 19, Subsequent Events for further details.

10.Issuances of Common Stock
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
B.    Issuances of Common Stock in Underwritten Public Offerings
In July 2021, we issued 9,200,000 shares of common stock, including 1,200,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares. After deducting underwriting discounts of $2.9 million, the net proceeds of $594.1 million were primarily used to repay borrowings under our commercial paper programs, to fund potential investment opportunities and for other general corporate purposes.
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
There were no comparative offerings during the year ended December 31, 2022.
C.    At-the-Market ("ATM") Program
In June 2022, we replaced our prior ATM program, which authorized us to offer and sell up to 69,088,433 shares of common stock, with a new "at-the-market" equity distribution program, or our ATM program, pursuant to which we may offer and sell up to 120,000,000 shares of common stock (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE under the ticker symbol "O" at prevailing market prices or at negotiated prices. After deducting 6,744,884 shares sold pursuant to forward sale confirmations that remained open at December 31, 2022, we had 70,620,121 additional shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.

The following table outlines common stock issuances pursuant to our ATM programs (dollars in millions):

	Years ended December 31,
	2022	2021	2020
Shares of common stock issued under the ATM program(1)	68,608,176	46,290,540	17,724,374

Gross proceeds	$4,599.4	$3,207.9	$1,094.9
Sales agents' commissions	(34.3)	(27.3)	(14.6)
Other offering expenses	(9.1)	(1.1)	(0.4)
Net proceeds	$4,556.0	$3,179.5	$1,079.9

(1)  During the year ended December 31, 2022, 65,279,851 shares were sold and 58,534,967 settled pursuant to forward sale confirmations. In addition, as of December 31, 2022, 6,744,884 shares of common stock subject to forward sale confirmations have been executed at a weighted average initial price of $63.31 per share but not settled. Upon settlement, subject to certain exceptions, we may elect, in our sole discretion, to cash settle or net share settle all or any portion of our obligations under any forward sale agreement, in which cases we may not receive any proceeds (in the case of cash settlement) or will not receive any proceeds (in the case of net share settlement), and we may owe cash (in the case of cash settlement) or shares of our common stock (in the case of net share settlement) to the relevant forward purchaser. We currently expect to fully physically settle any forward sale agreement with the respective forward purchaser on one or more dates specified by us on or prior to the maturity date of such forward sale agreement, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward sale agreement multiplied by the relevant forward price per share. We currently expect to fully settle the outstanding forward sale agreements during the three months ended March 31, 2023, representing $0.4 billion in net proceeds, for which the weighted average forward price at December 31, 2022 was $62.59 per share. Our forward sale confirmations are accounted for as equity instruments, as we have determined the agreements meet the derivatives and hedging guidance scope exception. No shares were sold pursuant to forward sale confirmations during years ended December 31, 2021 and 2020.

D.    Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
Our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued. At December 31, 2022, we had 11,159,825 shares remaining for future issuance under our DRSPP program.
The following table outlines common stock issuances pursuant to our DRSPP program (dollars in millions):

	Years ended December 31,
	2022	2021	2020
Shares of common stock issued under the DRSPP program	175,554	168,000	149,289
Gross proceeds	$11.7	$11.2	$9.1
Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during the years ended December 31, 2022, 2021 or 2020.
11.    Noncontrolling Interests
There are four entities with noncontrolling interests that we consolidate, including an operating partnership, Realty Income, L.P., a joint venture acquired in December 2019, and two development joint ventures, one acquired in December 2020 and one acquired in May 2021.
In November 2021, we issued 300,604 common partnership units in Realty Income, L.P. in connection with the acquisition of seven properties and recorded $20.4 million of noncontrolling interests. In December 2021, we issued 240,586 common partnership units in Realty Income, L.P. in connection with the acquisition of one property and recorded $16.6 million of noncontrolling interests. In November 2021 we issued 56,400 of common partnership units in Realty Income, L.P. in exchange for VEREIT OP units in connection with our merger with VEREIT and recorded noncontrolling interests of $1.8 million. In addition, during September 2022, we issued 734,458 common partnership units in Realty Income, L.P. in connection with the acquisition of nine properties and recorded $51.2 million of contributions to noncontrolling interests. At December 31, 2022, outstanding common partnership units in Realty Income, L.P. represented 6.9% ownership interest in Realty Income L.P. We hold the remaining 93.1% interest and consolidate the entity.

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
In May 2021 and December 2020, we completed the respective acquisition of a development property by acquiring a controlling interest in a joint venture. We are the managing member of these two joint ventures, and possess the ability to control the business and manage the affairs of these entities. At December 31, 2022, we and our subsidiaries held an 89.6% interest in the joint venture established in May 2021 and an 94.5% interest in the joint venture established in December 2020.
In December 2019, we completed the acquisition of nine properties by acquiring a controlling interest in a joint venture. We are the managing member of this joint venture and possess the ability to control the business and manage the affairs of this entity. At December 31, 2022, we and our subsidiaries held an 89.9% interest, and consolidated this entity in our consolidated financial statements.
The following table represents the change in the carrying value of all noncontrolling interests through December 31, 2022 (dollars in thousands):

	Realty Income, L.P. units (1)	Other Noncontrolling Interests	Total
Carrying value at December 31, 2020	$24,100	$8,147	$32,247
Contributions	36,975	6,415	43,390
Issued in merger	3,160	—	3,160
Orion divestiture	(1,352)	—	(1,352)
Reallocation of equity	(42)	—	(42)
Distributions	(1,574)	(294)	(1,868)
Allocation of net income	1,149	142	1,291
Carrying value at December 31, 2021	$62,416	$14,410	$76,826
Contributions	51,221	—	51,221
Distributions	(3,818)	(307)	(4,125)
Allocation of net income	2,772	236	3,008
Reallocation of equity	3,210	—	3,210
Carrying value at December 31, 2022	$115,801	$14,339	$130,140
(1)  In September 2022, we issued 734,458 common partnership units in Realty Income, L.P. in connection with the acquisition of nine properties and recorded $51.2 million of contributions to noncontrolling interests. 1,795,167 and 1,060,709 units were outstanding as of December 31, 2022 and 2021, respectively.
At December 31, 2022, Realty Income, L.P. and certain of our investments, including investments in joint ventures, are considered VIEs in which we were deemed the primary beneficiary based on our controlling financial interests. For further information, see note 2 Summary of Significant Accounting Policies and Procedures and New Accounting Standards.
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
A.    Financial Instruments Not Measured at Fair Value on the Consolidated Balance Sheets
The fair value of short-term financial instruments such as cash and cash equivalents, accounts receivable, escrow deposits, loans receivable, accounts payable, distributions payable, line of credit payable and commercial paper borrowings, and other liabilities approximate their carrying value in the accompanying consolidated balance sheets, due to their short-term nature. The fair value of our $250 million term loan approximates carrying value due to the frequent repricing of the variable interest rate charged on the borrowing, which is based on the daily SOFR. The fair value of our financial instruments not carried at fair value are disclosed as follows (in millions):

December 31, 2022	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$842.3	$810.4
Notes and bonds payable (2)	$14,114.2	$12,522.8

December 31, 2021	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$1,114.1	$1,154.7
Notes and bonds payable (2)	$12,257.3	$13,114.5
(1)Excludes non-cash net premiums recorded on the mortgages payable. The unamortized balance of these net premiums was $12.4 million at December 31, 2022, and $28.7 million at December 31, 2021. Also excludes deferred financing costs of $0.8 million at December 31, 2022, and $0.8 million at December 31, 2021.
(2)Excludes non-cash premiums and discounts recorded on notes payable. The unamortized balance of the net premiums was $224.6 million at December 31, 2022, and $295.5 million at December 31, 2021. Also excludes deferred financing costs of $60.7 million at December 31, 2022, and $53.1 million at December 31, 2021.
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

B.    Financial Instruments Measured at Fair Value on a Recurring Basis
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
Although we have determined that the majority of the inputs used to value our derivatives fall within level two on the three-level valuation hierarchy, the credit valuation adjustments associated with our derivatives utilize level three inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at December 31, 2022, and 2021, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified as level two.
C.    Items Measured at Fair Value on a Non-Recurring Basis
Impairment of Real Estate Investments
Certain financial and nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments only under certain circumstances, such as when an impairment write-down occurs.
The impairments for the years ended December 31, 2022 and 2021 primarily relate to properties sold, in the process of being sold, or vacant.
We identify the impact of the COVID-19 pandemic as an impairment triggering event for properties occupied by certain clients experiencing difficulties meeting their lease obligations to us. After considering the impacts of the COVID-19 pandemic on the key assumptions noted above, we determined that the carrying values of 38 properties classified as held for investment for the year ended December 31, 2020 were not recoverable. As a result, we recorded provisions for impairment of $105.0 million for the year ended December 31, 2020 on the applicable properties impacted by the COVID-19 pandemic.
The following table summarizes our provisions for impairment on real estate investments during the periods indicated below (dollars in millions):

	Years ended December 31,
	2022	2021	2020
Carrying value prior to impairment	$140.9	$169.2	$260.8
Less: total provisions for impairment	(25.9)	(39.0)	(147.2)
Carrying value after impairment	$115.0	$130.2	$113.6

Derivative Designated as Hedging Instruments
In order to hedge the foreign currency risk associated with interest payments on intercompany loans denominated in British Pound Sterling ("GBP") and Euros, we have a hedging strategy to enter into foreign currency forward contracts to sell GBP, USD, and Euro and buy Euro, USD, and GBP. These foreign currency forwards are designated as cash flow hedges. Forward points on the forward contracts are included in the assessment of hedge effectiveness. Amounts reported in other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to other gain and (loss) in the same period during which the hedged forecasted transactions affect earnings.

In May 2019, we entered into four cross-currency swaps to exchange £130 million for $166 million maturing in May 2034, in order to hedge the foreign currency risk associated with our Sterling-denominated intercompany loan receivable from our consolidated foreign subsidiaries. These cross-currency swaps were designated as cash flow hedges on their trade date. In June 2022, following the early prepayment of our Sterling-denominated intercompany loan receivable from our consolidated foreign subsidiaries, we terminated the four cross-currency swaps used to hedge the foreign currency exposure of the intercompany loan. As the hedge relationship was terminated and the future principal and interest associated with the prepaid intercompany loan did not occur, a $20.0 million gain was reclassified from AOCI to 'Foreign currency and derivative (loss) gain, net' during the three months ended June 30, 2022.
In October 2022, we entered into six cross-currency swaps to exchange €612 million for $600 million maturing in October 2032, in order to hedge the foreign currency risk associated with our Euro-denominated intercompany loans receivable from our consolidated foreign subsidiaries. We designated three of the six cross-currency swaps, exchanging €326 million for $320 million, as fair value hedges of foreign denominated intercompany loans receivable (the "hedged assets"). The hedged assets are eliminated in consolidation, but remeasurement gains and losses pertaining to the hedged assets impact earnings as part of 'Foreign currency and derivative (loss) gain, net'. For these hedges, we have elected to exclude the change in fair value of the cross-currency swaps related to both time value and cross currency basis spread from the assessment of hedge effectiveness (the "excluded component"). Changes in the fair value of the cross-currency swaps attributable to changes in the spot rates on the final notional exchanges and changes in the value of the hedged assets due to changes in the spot rates are recorded in 'Foreign currency and derivative (loss) gain, net'. Changes in the fair value of the cross-currency swaps attributable to the excluded components are recorded to Other comprehensive income and will be recognized in Foreign currency and derivative (loss) gain, net on a systematic and rational basis, as net cash settlements and interest accruals on the respective cross currency swaps occur, over the remaining life of the hedging instruments.
In February 2020, we entered into five forward starting treasury rate locks with notional amounts totaling $500.0 million. The treasury rate locks were entered into to hedge our exposure to the changes in the 10-year US treasury rates in anticipation of potential future debt offerings during the first half of 2020. The treasury rate locks were designated as cash flow hedges, with any changes in fair value recorded in AOCI. Upon the initial issuance of the 2031 Notes in May 2020, we amortized the AOCI balance over the term of the 2031 Notes. In June 2020, all five treasury rate locks were terminated and we entered into six forward starting interest rate swaps with notional amounts totaling $500.0 million in a cashless settlement of the terminated treasury rate locks. The forward starting swaps were entered into to hedge our exposure to the changes in the 3-month USD-LIBOR swap rate in anticipation of potential future debt offerings through a current estimated range ending in 2023. The forward starting swaps are designated as cash flow hedges, with any changes in fair value recorded in AOCI. Upon issuance of the 2031 Notes during July 2020, the AOCI balance associated with four of the forward starting swaps with a notional amount of $350.0 million we amortized over the term of the notes. However, we elected not to terminate the four forward starting interest rate swaps, and redesignated the swaps in a new hedging relationship for a future debt issuance to hedge our exposure to the changes in the 10-year US treasury rates in anticipation of potential future debt offerings between May 2020 and December 2023. Upon the December 2020 issuance of $325.0 million of 0.750% notes due March 2026 and $400.0 million of 1.800% notes due March 2033, the AOCI balance associated with six of the forward starting swaps with a notional amount of $500.0 million began amortizing over the term. The AOCI balance being amortized represents the change in fair value on four swaps with a notional amount of $350.0 million from the July issuance of the 2031 notes through the December note issuances and the change in fair value from the two remaining forward starting swaps with a notional amount of $150.0 million from their June 2020 inception through the December note issuances. The notional amounts of the six swaps were first applied to the $400.0 million of 1.800% notes due March 2033, with the remaining $100.0 million of notional applied to the $325.0 million of 0.750% notes due March 2026. In connection with our October 2022 offering of $750 million of 5.625% unsecured notes, due October 13, 2032, we terminated the six forward starting interest rate swaps. Upon the issuance of the October 2022 offering, the change in fair value on the six forward starting interest rate swaps with notional amounts totaling $500.0 million is being amortized through the AOCI balance through the term of the notes.
As of December 31, 2022, we had one interest rate swap in place on our $250.0 million unsecured term loan. Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. We designated this interest rate swap as a cash flow hedge in accordance with Topic 815, Derivatives and Hedging. This interest rate swap is recorded on the consolidated balances sheets at fair value. Changes to fair value are recorded to accumulated other comprehensive income (loss), or AOCI, and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. This interest rate swap, which was converted to a SOFR benchmark from LIBOR during June 2022, continues to be accounted for as a cash flow hedge.
The following table summarizes the amount of unrecognized gain (loss) on derivatives in other comprehensive income during the periods indicated below (in thousands):

	Years ended December 31,
Derivatives in Cash Flow Hedging Relationships	2022	2021	2020
Currency swaps	$(5,091)	$8,232	$(2,169)
Interest rate swaps	98,310	34,659	(32,757)
Foreign currency forwards	8,540	7,557	—
Total derivatives in cash flow hedging relationships	$101,759	$50,448	$(34,926)

Derivatives in Fair Value Hedging Relationships
Currency swaps	(4,705)	—	—
Total unrealized gain (loss) on derivatives	$97,054	$50,448	$(34,926)
The following table summarizes the amount of gain (loss) on derivatives reclassified from AOCI (in thousands):

		Years ended December 31,
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	2022	2021	2020
Currency swaps	Foreign currency and derivative gain (loss), net	$30,814	$3,541	$(3,617)
Interest rate swaps	Interest expense	(4,487)	(10,343)	(11,434)
Foreign Currency Forwards	Foreign currency and derivative gain, net	2,139	—	—
Total derivatives in cash flow hedging relationships		$28,466	$(6,802)	$(15,051)

Derivatives in Fair Value Hedging Relationships
Currency swaps	Foreign currency and derivative loss, net	(29,708)	—	—
Net decrease to net income		$(1,242)	$(6,802)	$(15,051)
We expect to reclassify $11.9 million from AOCI as a decrease to interest expense relating to interest rate swaps and $9.8 million from AOCI to foreign currency gain relating to foreign currency forwards within the next twelve months.
Derivatives Not Designated as Hedging Instruments
We enter into foreign currency exchange swap agreements to reduce the effects of currency exchange rate fluctuations between the U.S. dollar, our reporting currency, and British Pound Sterling and Euro. These derivative contracts generally mature within one year and are not designated as hedge instruments for accounting purposes. As the currency exchange swap is not accounted for as a hedging instrument, the change in fair value is recorded in earnings through the caption entitled 'Foreign currency and derivative (loss) gain, net' in the consolidated statements of income and comprehensive income.

The following table details our foreign currency and derivative gains (losses), net included in income (in thousands):

	Years ended December 31,
	2022	2021	2020
Realized foreign currency and derivative gain (loss), net:
Gain (loss) on the settlement of undesignated derivatives	$204,392	$24,392	$(6,344)
Gain (loss) on the settlement of designated derivatives reclassified from AOCI	3,245	3,541	(3,617)
Loss on the settlement of transactions with third parties	(553)	(134)	(36)
Total realized foreign currency and derivative gain (loss), net	$207,084	$27,799	$(9,997)

Unrealized foreign currency and derivative gain (loss), net:
Gain (loss) on the change in fair value of undesignated derivatives	$29,316	$(14,714)	$(8,205)
Gain (loss) on remeasurement of certain assets and liabilities	(249,711)	(12,375)	22,787
Total unrealized foreign currency and derivative gain (loss), net	$(220,395)	$(27,089)	$14,582
Total foreign currency and derivative gains (losses), net	$(13,311)	$710	$4,585
The following table summarizes the terms and fair values of our derivative financial instruments at December 31, 2022 and 2021 (dollars in millions):

Derivative Type	Number of Instruments (1)	Accounting Classification	Notional Amount as of		Weighted Average Strike Rate (2)	Maturity Date (3)	Fair Value - asset (liability) as of
Derivatives Designated as Hedging Instruments			December 31, 2022	December 31, 2021			December 31, 2022	December 31, 2021
Interest rate swap	1	Derivative	$250.0	$250.0	2.88%	March 2024	$5.6	$(11.9)
Cross-currency swaps (4)	3	Derivative	320.0	166.3	(5)	October 2032	(33.3)	(13.8)
Foreign currency forwards	30	Derivative	185.5	176.1	(6)	Jan 2023 - Aug 2024	16.1	7.6
Forward-starting swaps (7)	–	Derivative	–	300.0	–%		–	(3.2)
Forward-starting swaps (7)	–	Hybrid Debt	–	200.0	–%		–	(5.1)
			$755.5	$1,092.4			$(11.6)	$(26.4)
Derivatives not Designated as Hedging Instruments
Currency exchange swaps (8)	4	Derivative	$2,427.7	$1,639.5	(9)	January 2023	$58.8	$(14.7)
Cross-Currency Swaps (4)	3	Derivative	280.0	–	(5)	October 2032	(29.5)	—
Total of all Derivatives			$3,463.2	$2,731.9			$17.7	$(41.1)
(1)This column represents the number of instruments outstanding as of December 31, 2022.
(2)Weighted average strike rate is calculated using the notional value as of December 31, 2022.
(3)This column represents maturity dates for instruments outstanding as of December 31, 2022.
(4)In June 2022, we terminated four British Pound Sterling, or GBP, cross-currency swaps with a notional amount of $166.3 million. In October 2022, we entered into six cross-currency swaps to exchange €612 million for $600 million maturing in October 2032.
(5)USD fixed rate of 5.625% and EUR weighted average fixed rate of 4.697%.
(6)Weighted average forward GBP-USD exchange rate of 1.34.
(7)There were five treasury rate locks entered into during February 2020 that were terminated in June 2020 and converted into six forward starting interest rate swaps through a cashless settlement. These forward starting interest rate swaps were terminated in connection with a senior unsecured note issuance in October 2022.
(8)Represents one GBP currency exchange swap with a notional amount of $836.4 million and three Euro ("EUR"), currency exchange swaps with an associated notional amount of $1.6 billion.
(9)Weighted Average Forward EUR-GBP exchange rate of 0.86 and Weighted Average Forward EUR-USD exchange rate of 1.05.
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
13.     Lessor Operating and Finance Leases
At December 31, 2022, we owned or held interests in 12,237 properties. Of the 12,237 properties, 12,018, or 98.2%, are single-client properties, and the remaining are multi-client properties. At December 31, 2022, 126 properties were available for lease or sale. The majority of our leases are accounted for as operating leases.
Substantially all of our leases are net leases where our client pays or reimburses us for property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.
Rent based on a percentage of our client's gross sales, or percentage rent, for the years ended December 31, 2022, 2021, and 2020 was $14.9 million, $6.5 million, and $5.1 million, respectively.
At December 31, 2022, minimum future annual rental revenue to be received on the operating leases for the next five years and thereafter are as follows (in thousands):

	Future Minimum Operating Lease Payments	Future Minimum Direct Financing and Sale-Type Lease Payments (1)
2023	$3,417,312	$2,024
2024	3,314,029	1,118
2025	3,162,006	893
2026	2,987,790	894
2027	2,769,839	771
Thereafter	20,149,647	25,848
Totals	$35,800,623	$31,548
(1)  Related to 17 properties which are subject to direct financing leases and, therefore, revenue is recognized as rental income on the discounted cash flows of the lease payments. Amounts reflected are the cash rent on these respective properties. Two properties are subject to sales-type leases and, therefore, revenue is recognized as sales-type lease income on the discounted cash flows of the lease payments. Amounts reflected are the cash rent on these respective properties.
No individual client’s rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the years ended December 31, 2022, 2021, and 2020.
14.    Distributions Paid and Payable
We pay monthly distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for the years ended December 31, 2022, 2021, and 2020:

Month	2022	2021	2020
January	$0.2465	$0.2345	$0.2275
February	0.2465	0.2345	0.2325
March	0.2465	0.2345	0.2325
April	0.2470	0.2350	0.2330
May	0.2470	0.2350	0.2330
June	0.2470	0.2350	0.2330
July	0.2475	0.2355	0.2335
August	0.2475	0.2355	0.2335
September	0.2475	0.2355	0.2335
October	0.2480	0.2360	0.2340
November	0.2480	0.2360	0.2340
December	0.2480	0.2460	0.2340
Total	$2.9670	$2.8330	$2.7940

At December 31, 2022, a distribution of $0.2485 per common share was payable and was paid in January 2023. At December 31, 2021, a distribution of $0.2465 per common share was payable and was paid in January 2022.
The following presents the federal income tax characterization of distributions paid or deemed to be paid per common share for the years:

	2022	2021	2020
Ordinary income	$2.7867654	$1.5146899	$2.2798764
Nontaxable distributions	—	3.2925615	0.4902835
Total capital gain distribution (1)	0.1802346	0.0854609	0.0238401
Totals (2)	$2.9670000	$4.8927123	$2.7940000
(1)  Unrecaptured Section 1250 Gain of $0.0784152, or 2.643% of the total common dividends paid in the year ended December 31, 2022, and Section 897 Gain of $0.1802346, or 6.075% of the total common dividends paid in the year ended December 31, 2022, both represent additional characterization of, and are part of, total capital gain distribution.
(2)  The amount distributed in 2021 includes the $2.060 tax distribution of Orion shares, that occurred in conjunction with the Orion Divestiture on November 12, 2021, after our merger with VEREIT on November 1, 2021. The fair market value of these shares for tax distribution was determined to be $20.6272 per share, which was calculated using the five-day volume weighted average share price after issuance.
15.    Net Income per Common Share
The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Years ended December 31,
	2022	2021	2020
Weighted average shares used for the basic net income per share computation	611,765,815	414,535,283	345,280,126
Incremental shares from share-based compensation	394,579	234,563	135,132
Dilutive effect of forward ATM offerings	20,125	—	—
Weighted average shares used for diluted net income per share computation	612,180,519	414,769,846	345,415,258
Unvested shares from share-based compensation that were anti-dilutive	32,165	45,404	70,581
Weighted average partnership common units convertible to common shares that were anti-dilutive	1,292,114	500,217	463,119
Weighted average forward ATM offerings that were anti-dilutive	644,458	—	—

16.    Supplemental Disclosures of Cash Flow Information
The following table summarizes our supplemental cash flow information during the periods indicated below (dollars in thousands):

	Years ended December 31,
	2022	2021	2020
Supplemental disclosures:
Cash paid for interest	$501,716	$355,483	$285,617
Cash paid for income taxes	$45,031	$19,676	$13,128
Cash paid for merger and integration-related costs	$22,783	$157,115	$—
Non-cash activities:
Net increase (decrease) in fair value of derivatives	$58,753	$40,489	$(55,205)
Mortgages assumed at fair value (1)	$45,079	$911,525	$—
Notes payable assumed at fair value	$—	$4,946,965	$—
Issuance of common partnership units of Realty Income, L.P. (2)	$51,221	$38,783	$—
Non-cash assets and liabilities assumed in merger	$—	$11,559,875	$—
Non-cash assets and liabilities distributed in Orion Divestiture	$—	$1,142,121	$—
(1) For the year ended December 31, 2021, includes £31.0 million sterling, converted at the applicable exchange rate on the date of transaction, for one mortgage and $869.1 million, estimated at fair value, for ten mortgages from our merger with VEREIT.
(2) For the year ended December 31, 2022, includes 734,458 common partnership units of Realty Income L.P. that were issued in connection with the acquisition of nine properties. For the year ended December 31, 2021, includes $1.8 million for the issuance of 56,400 units on November 1, 2021 that were a result of our merger with VEREIT, $20.4 million for the issuance of 300,604 units on November 30, 2021 that were a partial consideration for an acquisition of properties, and $16.6 million for the issuance of 240,586 units on December 30, 2021 that were issued to a new partner in connection with an industrial property contribution.
The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the total of the cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows (dollars in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents shown in the consolidated balance sheets	$171,102	$258,579
Restricted escrow deposits (1)	37,627	68,541
Impounds related to mortgages payable (1)	18,152	5,249
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$226,881	$332,369
(1)  Included within other assets, net on the consolidated balance sheets (see note 4, Supplemental Detail for Certain Components of Consolidated Balance Sheets). These amounts consist of cash that we are legally entitled to, but that is not immediately available to us. As a result, these amounts were considered restricted as of the dates presented.
17.    Common Stock Incentive Plan
In March 2021, our Board of Directors adopted, and in May 2021, stockholders approved, the Realty Income 2021 Incentive Award Plan (the "2021 Plan"). The 2021 Plan offers our directors, employees and consultants an opportunity to own our stock and/or rights that will reflect our growth, development and financial success. Except as noted below, the aggregate number of shares of our common stock subject to options, stock purchase rights ("SPR"), stock appreciation rights ("SAR"), and other awards, will be no more 8,924,231 shares. The maximum number of shares that may be subject to options, SPR, SAR and other awards granted under the plan to any individual in any calendar year may not exceed 3,200,000, and the maximum aggregate amount of cash that may be paid in cash during any calendar year with respect to one or more shares payable in cash shall be $10.0 million. The 2021 Plan replaced the Realty Income Corporation 2012 Incentive Award Plan (the"2012 Plan"), which was set to expire in March 2022 and from which no further awards have been granted. The disclosures below incorporate activity for both the 2012 Plan and the 2021 Plan.

In connection with our merger with VEREIT, shares which remained available for issuance under the VEREIT, Inc. 2021 Equity Incentive Plan immediately prior to the closing of the merger (as adjusted by the Exchange Ratio) may be used for awards under the 2021 Plan and will not reduce the shares authorized for grant under the 2021 Plan, to the extent that awards using such shares (i) are permitted without stockholder approval under applicable stock exchange rules, (ii) are made only to VEREIT service providers or individuals who become Realty Income service providers following the date of the consummation of the merger, and (iii) are only granted under the 2021 Plan during the period commencing on the date of the consummation of the merger and ending on June 2, 2031. As a result, 6,186,101 additional shares were available for issuance under the 2021 Plan.
The amount of share-based compensation costs recognized in 'General and administrative' in the consolidated statements of income and comprehensive income was $21.6 million, $16.2 million, and $16.5 million (including $1.8 million of accelerated share-based compensation costs for our former Chief Financial Officer) during the years ended December 31, 2022, 2021, and 2020, respectively.
Also, in connection with the merger, each outstanding VEREIT, Inc. stock option and restricted stock unit that were unvested as of November 1, 2021 were converted into equivalent options and restricted stock units, in each case with respect to shares of the Company's common stock, using the equity award exchange ratio in accordance with the merger agreement. The converted awards issued by Realty Income have identical terms to the original VEREIT, Inc. award grant. On November 1, 2021, we issued 442,418 shares of Realty Income common stock in settlement of equity awards that vested upon the separation of certain former-VEREIT employees and directors in connection with the merger. This issuance is excluded from the Restricted Stock Units and Stock Options sections below, as the awards were not granted under the 2021 Plan. The aggregate fair value of the converted awards was $71.6 million, of which i.) $44.0 million related to pre-combination services and is included in the consideration transferred in the merger (please refer to note 3, Merger with VEREIT, Inc. and Orion Office REIT Inc. Divestiture), ii.) $25.6 million of expense was recognized during November in merger and integration-related costs related to the acceleration of vesting upon the separation of certain employees in connection with the merger, and iii.) $2.0 million will be amortized through general and administrative expenses over the remaining vesting term for former VEREIT, Inc. employees who were retained by Realty Income. The following disclosures are inclusive of converted awards for former VEREIT employees continuing as employees of Realty Income, which are reflected as grants, as the replacement awards represent newly issued awards settled in Realty Income common shares.
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

A.    Restricted Stock
The following table summarizes our common stock grant activity:

	2022		2021		2020
	Number of shares	Weighted average price(1)	Number of shares	Weighted average price(1)	Number of shares	Weighted average price(1)
Outstanding nonvested shares, beginning of year	212,630	$65.20	219,482	$63.69	259,698	$58.39
Shares granted(2)	156,274	$67.37	133,052	$64.27	103,473	$67.84
Shares vested	(118,160)	$63.95	(124,505)	$61.57	(141,486)	$56.94
Shares forfeited	(8,084)	$67.78	(15,399)	$65.09	(2,203)	$66.48
Outstanding nonvested shares, end of each period	242,660	$67.12	212,630	$65.20	219,482	$63.69
(1)  Grant date fair value.
(2) Our restricted stock awards granted to employees vest over a service periods not exceeding four-years. Effective November 1, 2022, and applied retroactively for all outstanding awards, restricted stock awards granted to employees with 10 years of continued service and 60 years of age will vest over the shorter of the original vesting term or the period through the date in which the awardee reaches age 60.
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

For the years ended December 31, 2022, 2021 and 2020, respectively, we granted 40,000, 36,000, and 36,000 total shares of restricted stock granted to the independent members of our Board of Directors in connection with our annual awards in May 2022, 2021 and 2020, respectively. In addition, in November 2021, we granted 8,000 shares of restricted stock to the new members of our Board of Directors, which vest in equal parts over a three-year service period. In connection with our annual awards, 20,000, 24,000, and 24,000 shares vested immediately and 20,000, 12,000, and 12,000 shares vest in equal parts over a three-year service period for the years ending December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, the remaining unamortized share-based compensation expense related to restricted stock totaled $11.4 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and conditions of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.

B.    Performance Shares
During 2022, 2021 and 2020, we granted annual performance share awards, as well as dividend equivalent rights, to our executive officers. The number of performance shares that vest for each of the three years is based on the achievement of the following performance goals:

	Weighting for year granted
Annual Performance Awards Metrics	2022	2021	2020
Total shareholder return (“TSR”) ranking relative to MSCI US REIT Index	55%	70%	70%
Dividend per share growth rate	20%	15%	15%
Net Debt-to-Pro Forma Adjusted EBITDAre Ratio	25%	N/A	N/A
Net Debt-to-Adjusted EBITDAre Ratio	N/A	15%	15%
The annual performance shares are earned based on our performance related to our metrics above, and vest 50% on the first and second January 1 after the end of the three-year performance period, subject to continued service. The performance period for the 2020 performance awards began on January 1, 2020 and ended on December 31, 2022. The performance period for the 2021 performance awards began on January 1, 2021 and will end on December 31, 2023. The performance period for the 2022 performance awards began on January 1, 2022 and will end on December 31, 2024.
On November 15, 2021, the Compensation Committee approved a one-time grant of performance share awards and a one-time cash bonus to certain of our named executives in connection with the completion of our merger with VEREIT and the transactions contemplated thereby, including the Orion Divestiture (the "VEREIT Transaction"). The awards were made to reward the executives for the successful consummation of the VEREIT Transaction and were intended to retain and motivate the executives to achieve optimal synergies and incentivize further growth from the merger. The performance shares are earned based on our performance related to Adjusted Funds from Operations Available to Common Stockholders ("AFFO") accretion (50% weighting) and general and administrative expense synergies (50% weighting), and vest 50% upon the completion of the performance period. The remaining 50% will vest on the one-year anniversary of the completion of the applicable performance period. All vesting is subject to continued service. The performance period was one year for the AFFO accretion targets from January 1, 2022 to December 31, 2022, and is two years for the general and administrative expense synergies from January 1, 2022 to December 31, 2023.
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

	2022		2021		2020
	Number of performance shares	Weighted average price(1)	Number of performance shares	Weighted average price(1)	Number of performance shares	Weighted average price(1)
Outstanding nonvested shares, beginning of year	388,139	$68.09	291,759	$69.73	304,663	$62.25
Equitable adjustment - Orion Divestiture (2)	—		752		—
Shares granted	174,940	$77.73	257,149	$64.18	136,729	$79.98
Shares vested	(74,247)	$59.62	(109,113)	$62.52	(139,012)	$63.66
Shares forfeited	(17,952)	$58.59	(52,408)	$65.83	(10,621)	$66.64
Outstanding nonvested shares, end of each period	470,880	$73.37	388,139	$68.09	291,759	$69.73
(1) Grant date fair value.
(2) Effective with the Orion Divestiture on November 12, 2021, outstanding equity awards were adjusted by a conversion ratio of 1.002342 per one Realty Income share then held.
As of December 31, 2022, the remaining share-based compensation expense related to the performance shares totaled $15.9 million and is being recognized on a tranche-by-tranche basis over the service period.

C.    Restricted Stock Units
During 2022, 2021 and 2020, and in connection with our merger with VEREIT Inc., we also granted restricted stock units that primarily vest over service periods of three or four-years and have the same economic rights as shares of restricted stock:

	2022		2021		2020
	Number of restricted stock units	Weighted average price(1)	Number of restricted stock units	Weighted average price(1)	Number of restricted stock units	Weighted average price(1)
Outstanding nonvested shares, beginning of year	67,367	$69.69	18,670	$70.38	15,511	$59.82
Equitable adjustment - Orion Divestiture (2)	—		109		—
Shares granted	24,820	$66.82	71,956	$68.96	9,966	$78.79
Shares vested	(26,917)	$70.55	(23,368)	$66.96	(6,807)	$58.63
Shares forfeited	(6,757)	$71.14	—		—
Outstanding nonvested shares, end of each period	58,513	$67.91	67,367	$69.69	18,670	$70.38
(1) Grant date fair value.
(2) Effective with the Orion Divestiture on November 12, 2021, outstanding equity awards were adjusted by a conversion ratio of 1.002342 per one Realty Income share then held.
As of December 31, 2022, the remaining share-based compensation expense related to the restricted stock units totaled $1.4 million and is being recognized on a straight-line basis over the service period. The amount of share-based compensation for the restricted stock units is based on the fair value of our common stock at the grant date. The expense amortization period for restricted stock units is the lesser of the four-year service period or the period over which the awardee reaches the qualifying retirement age. For employees who have already met the qualifying retirement age, restricted stock units are fully expensed at the grant date.
D.    Stock Options
The following stock options were converted in connection with our merger with VEREIT, Inc. in 2021 and there are no additional granted or outstanding stock options.
The fair value of the stock options as of their grant date is determined using the Black-Scholes option pricing model, which requires the input of assumptions including expected terms, expected volatility, dividend yield and risk-free rate.
The following table summarizes our stock option activity during the year ended December 31, 2022:

	Number of stock options	Weighted average exercise price (1)	Weighted average remaining contractual term (Years)	Aggregate intrinsic value
Outstanding nonvested options, beginning of year	315,070	$52.89
Options exercised	(262,267)	$52.41
Options forfeited	(7,424)	$58.46
Outstanding nonvested options, end of each period	45,379	$54.75	5.8	$393,710
(1)Grant date fair value.

The following table summarizes our stock option activity during the year ended December 31, 2021:

	Number of stock options	Weighted average exercise price(1)	Weighted average remaining contractual term (Years)	Aggregate intrinsic value
Outstanding nonvested options, beginning of year	—
Options granted (2)	709,426	$53.80
Equitable adjustment - Orion Divestiture (3)	1,547
Options exercised	(395,903)	$54.54
Options forfeited	—
Outstanding nonvested options, end of each period	315,070	$52.89	2.4	$5,891,639
(1) Grant date fair value.
(2) During the year ended December 31, 2021, stock options were granted in connection with the VEREIT merger.
(3) Effective with the Orion Divestiture on November 12, 2021, outstanding equity awards were adjusted by a conversion ratio of 1.002342 per one Realty Income share then held.
Compensation expense for stock options is recognized on a straight-line basis over the service period described above. During the years ended December 31, 2022 and 2021, we recorded $47,000 and $68,000 of expense related to stock options, respectively. As of December 31, 2022, there was no unamortized expense relating to our outstanding stock options.
18.    Commitments and Contingencies
In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.
At December 31, 2022, we had commitments of $21.7 million, which primarily relate to re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of December 31, 2022, we had committed $606.3 million under construction contracts related to development projects, which have estimated rental revenue commencement dates between January 2023 and August 2024.
We have certain properties that are subject to ground leases, which are accounted for as operating leases.
At December 31, 2022, minimum future rental payments for the next five years and thereafter are as follows (in millions):

	Operating Leases	Finance Leases	Total
2023	39.6	2.2	41.8
2024	38.9	5.1	44.0
2025	38.1	3.4	41.5
2026	37.3	9.0	46.3
2027	33.9	1.3	35.2
Thereafter	508.1	44.1	552.2
Total	$695.9	$65.1	$761.0
Present value adjustment for remaining lease payments (1)	(255.8)	(15.6)
Total lease liability	$440.1	$49.5
(1) The discount rates are specific for individual leases primarily based on the lease term. The range of discount rates used to calculate the present value of the operating lease payments is 0.41% to 6.30% and for finance lease payments is 1.14% to 5.50%. The weighted average discount rate was derived from estimated incremental borrowing rates based on our credit quality, as we did not have any borrowings at the balance sheet date with comparable terms to our lease agreements. At December 31, 2022, the weighted average discount rate for operating leases is 3.54% and the weighted average remaining lease term is 23.0 years. At December 31, 2022, the weighted average discount rate for finance leases is 3.40% and the weighted average remaining lease term is 19.9 years.

19.    Subsequent Events
A.    Dividends
In January 2023, we declared a dividend of $0.2485 per share to our common stockholders, which was paid in February 2023. In addition, in February 2023, we declared a dividend of $0.2545, which will be paid in March 2023.
B.    Note Issuances
In January 2023, we issued $500 million of 5.05% senior unsecured notes due January 2026, which are callable at par on January 13, 2024, and $600 million of 4.85% senior unsecured notes due March 2030, which are callable at par on January 15, 2030. The public offering price for the January 2026 Notes was 99.618% of the principal amount for an effective semi-annual yield to maturity of 5.189% and the public offering price for the March 2030 Notes was 98.813% of the principal amount for an effective semi-annual yield to maturity of 5.047%.
C.    Term Loans
On January 6, 2023 we entered into a term loan agreement (the “Term Loan Agreement”) governing our term loan, pursuant to which we borrowed an aggregate of approximately $1.0 billion in multicurrency borrowings, including $90.0 million, £705.0 million and €85.0 million (collectively, the “Term Loans”). The Term Loan Agreement also permits us to incur additional term loans, up to an aggregate of $1.5 billion in total borrowings. The Term Loans initially mature in January 2024 and include two 12-month maturity extensions that can be exercised at the company's option. Our A3/A- credit ratings provide for a borrowing rate of 80 basis points over the applicable benchmark rate, which includes adjusted SOFR for USD-denominated loans, adjusted SONIA for Sterling-denominated loans, and EURIBOR for Euro-denominated loans.
D. ATM Forward Offerings
ATM forward agreements for a total of 13.4 million shares remain unsettled with total expected net proceeds of approximately $850 million, of which 6.7 million shares were executed in 2023.

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
As of and for the quarter ended December 31, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.
Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022 our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
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
Submitted on February 22, 2023 by,
Sumit Roy, President, Chief Executive Officer
Christie B. Kelly, Executive Vice President, Chief Financial Officer, and Treasurer

Changes in Internal Controls
As a result of our merger with VEREIT in November 2021, we were operating two separate enterprise resource planning (ERP) systems to generate our financial statements. During the three months ended June 30, 2022, we integrated these two ERP platforms into one primary system. We have updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes for the integration of these parallel ERP systems into a central platform. Except as described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B:                         Other Information
None
Item 9C:                         Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None
PART III
Item 10:                           Directors, Executive Officers and Corporate Governance
The information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.
Item 11:                           Executive Compensation
The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.
Item 12:                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.
Item 13:                           Certain Relationships, Related Transactions and Director Independence
The information required by this item is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14:                           Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, San Diego, CA, Auditor Firm ID: 185.
The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.
PART IV

Item 15:        Exhibits and Financial Statement Schedules
A.                         The following documents are filed as part of this report.

1.             Financial Statements (see Item 8)

a.                          Reports of Independent Registered Public Accounting Firm

b.                         Consolidated Balance Sheets,
December 31, 2022 and 2021

c.                          Consolidated Statements of Income and Comprehensive Income,
Years ended December 31, 2022, 2021 and 2020

d.                         Consolidated Statements of Equity,
Years ended December 31, 2022, 2021 and 2020

e.                          Consolidated Statements of Cash Flows,
Years ended December 31, 2022, 2021 and 2020

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

4.20	Form of 3.250% Note due 2031 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on May 8, 2020 (File No. 001-13374), and incorporated herein by reference).
4.21	Form of 3.250% Note due 2031 (filed as exhibit 4.2 to the Company's Form 8-K, filed on July 16, 2020 (File No. 001-13374), and incorporated herein by reference).
4.22
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

4.23
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

4.24	Form of 1.625% Note due 2030 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on October 1, 2020 (File No. 001-13374), and incorporated herein by reference).
4.25
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

4.26	Form of 0.750% Note due 2026 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on December 14, 2020 (File No. 001-13374), and incorporated herein by reference).
4.27	Form of 1.800% Note due 2033 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on December 14, 2020 (File No. 001-13374), and incorporated herein by reference).
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

4.30	Form of 1.125% Notes due 2027 (filed as exhibit 4.2 to the Company's Form 8-K, filed on July 13, 2021 (File No. 001-13374),and incorporated herein by reference)
4.31	Form of 1.750% Notes due 2033 (filed as exhibit 4.3 to the Company's Form 8-K, filed on July 13, 2021 (File No. 001-13374), and incorporated herein by reference)
4.32	Form of 1.875% Notes due 2027 (filed as exhibit 4.2 to the Company's Form 8-K, filed on January 14, 2022 (File No. 001-13374), and incorporated herein by reference).
4.33	Form of 2.500% Notes due 2042 (filed as exhibit 4.3 to the Company's Form 8-K, filed on January 14, 2022 (File No. 001-13374), and incorporated herein by reference).
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

4.36	Officers’ Certificate, dated as of February 6, 2014 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on February 7, 2014 (File No. 001-35263), and incorporated herein by reference).
4.37
First Supplemental Indenture, dated as of February 9, 2015, by and among ARC Properties Operating Partnership, L.P., American Realty Capital Properties, Inc. and U.S. Bank National Association (filed as exhibit 4.1 to VEREIT, Inc.'s Form 8-K, filed on February 13, 2015 (File No. 001-35263), and incorporated herein by reference).

4.38	Officers’ Certificate, dated as of June 2, 2016 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on June 3, 2016 (File No. 001-35263), and incorporated herein by reference).
4.39	Officers’ Certificate, dated as of August 11, 2017 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on August 11, 2017 (File No. 001-35263), and incorporated herein by reference).
4.40	Officers’ Certificate, dated as of October 16, 2018 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on October 16, 2018 (File No. 001-35263), and incorporated herein by reference).
4.41	Officers’ Certificate, dated as of December 4, 2019 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on December 4, 2019 (File No. 001-35263), and incorporated herein by reference).
4.42	Officers’ Certificate, dated as of June 29, 2020 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on June 29, 2020 (File No. 001-35263), and incorporated herein by reference).

4.43	Officers’ Certificate, dated as of November 17, 2020 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on November 17, 2020 (File No. 001-35263), and incorporated herein by reference).
4.44
Second Supplemental Indenture, dated as of November 1, 2021, by an among Rams MD Subsidiary I, Inc., VEREIT Operating Partnership, L.P., VEREIT, Inc. and U.S. Bank National Association, as trustee (filed as exhibit 4.10 to the Company's Form 8-K, filed on November 1, 2021 (File No. 001-13374), and incorporated herein by reference).

4.45
Third Supplemental Indenture, dated as of November 9, 2021, by and among VEREIT Operating Partnership, L.P., Rams MD Subsidiary I, Inc. (f/k/a VEREIT, Inc.) and U.S. Bank National Association, as trustee (filed as exhibit 4.1 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).

4.46	Form of 4.600% Notes due February 6, 2024. (filed as exhibit 4.2 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.47	Form of 4.625% Notes due November 1, 2025. (filed as exhibit 4.3 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.48	Form of 4.875% Notes due June 1, 2026. (filed as exhibit 4.4 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.49	Form of 3.950% Notes due August 15, 2027. (filed as exhibit 4.5 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.50	Form of 3.400% Notes due January 15, 2028. (filed as exhibit 4.6 to the Company's Form 8-K, filed on November 15, 2021(File No. 001-13374), and incorporated herein by reference).
4.51	Form of 2.200% Notes due June 15, 2028. (filed as exhibit 4.7 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.52	Form of 3.100% Notes due December 15, 2029. (filed as exhibit 4.8 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.53	Form of 2.850% Notes due December 15, 2032. (filed as exhibit 4.9 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.54	Form of 5.625% Notes due October 13, 2032. (filed as exhibit 4.2 to the Company's Form 8-K, filed on October 13, 2022 (File No. 001-13374), and incorporated herein by reference).
4.55
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

4.56	Form of 5.050% Note due 2026 issued on January 13, 2023 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on January 13, 2023 (File No. 001-13374) and incorporated herein by reference).
4.57	Form of 4.850% Note due 2030 issued on January 13, 2023 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on January 13, 2023 (File No. 001-13374) and incorporated herein by reference).
4.58
Officers’ Certificate dated January 13, 2023 pursuant to Sections 201, 301 and 303 of the Indenture dated as of October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing the terms of a new series of debt securities entitled “5.050% Notes due 2026” and a new series of debt securities entitled “4.850% Notes due 2030” and including the forms of debt securities of each such series (filed as exhibit 4.4 to the Company’s Form 8-K, filed on January 13, 2023 (File No. 001-13374) and incorporated herein by reference).

4.59*	Description of Securities.
Material Contracts
10.1+
Realty Income Corporation 2012 Incentive Award Plan (filed as Appendix B to the Company’s Proxy Statement on Schedule 14A filed on March 30, 2012 (File No. 001-13374) and incorporated herein by reference).

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
10.5+
Amended and Restated Form Indemnification Agreement, between the Company and each executive officer and each director of the Board of Directors of the Company (filed as exhibit 10.1 to the Company’s Form 8-K, filed on October 30, 2014 (File No. 001-13374) and incorporated herein by reference).

10.6+	Form of Performance Share Award Agreement (filed as exhibit 10.1 to the Company’s Form 10-Q, filed on April 30, 2015 (File No. 001-13374) and incorporated herein by reference).
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

10.9+
Form of Restricted Stock Agreement (filed as exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2015, filed on February 11, 2016 (File No. 001-13374) and incorporated herein by reference).

10.10+
Form of Restricted Stock Unit Award Agreement (filed as exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2015, filed on February 11, 2016 (file No. 001-13374) and incorporated herein by reference).

10.11+
First Amendment to Realty Income Corporation 2012 Incentive Award Plan. (filed as exhibit 10.33 to the Company’s Form 10-K, filed on February 23, 2017 (File No. 001-13374) and incorporated herein by reference).

10.12+
Second Amendment to Realty Income Corporation 2012 Incentive Award Plan (filed as exhibit 10.1 to the Company’s Form 8-K, filed on February 17, 2017 (File No. 001-13374) and incorporated herein by reference).

10.13+
Form of Performance Share Award Agreement (filed as exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2017, filed on April 30, 2017 (File No. 001-13374) and incorporated herein by reference).

10.14+	Realty Income Executive Severance Plan dated January 15, 2019 (filed as exhibit 10.1 to the Company's Form 8-K, filed on January 18, 2019 (File No. 001-13374) and incorporated herein by reference).
10.15+
Form of Participation Agreement to Realty Income Executive Severance Plan dated January 15, 2019 (filed as exhibit 10.2 to the Company's Form 8-K, filed on January 18, 2019 (File No. 001-13374) and incorporated herein by reference).

10.16+	Severance Agreement and General Release dated January 29, 2020 (filed as exhibit 10.1 to the Company's Form 8-K, filed on January 30, 2020 (File No. 001-13374) and incorporated herein by reference).
10.17+
Participation Agreement to Realty Income Executive Severance Plan, dated as of October 12, 2020, by and between Realty Income Corporation and Christie B. Kelly. (filed as exhibit 10.1 to the Company’s Form 8-K, filed on October 13, 2020 (File No. 001-13374) and incorporated herein by reference).

10.18+
Realty Income Corporation 2021 Incentive Award Plan (filed as Appendix B to the Company's Proxy Statement on Schedule 14A filed on April 01, 2021 (File No. 001-13374) and incorporated herein by reference).

10.19+
First Amendment to the Realty Income Corporation 2021 Incentive Award Plan (filed as exhibit 10.1 to the Company's Form 8-K, filed on November 1, 2021 (File No. 001-13374) and incorporated herein by reference).

10.20+
Form of Restricted Stock Agreement for Non-Employee Directors under the Realty Income Corporation 2021 Incentive Award Plan (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-8 filed on May 18, 2021 (File No. 333-256254) and incorporated herein by reference).

10.21+
Form of Restricted Stock Agreement for Executives under the Realty Income Corporation 2021 Incentive Award Plan (filed as exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2021, filed on February 23, 2022 (File No. 001-13374) and incorporated herein by reference).

10.22+
Form of Restricted Stock Unit Agreement for Senior Vice Presidents and Executives under the Realty Income Corporation 2021 Incentive Award Plan (filed as exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2022, filed on February 23, 2022 (File No. 001-13374) and incorporated herein by reference).

10.23+
Form of November 15, 2021 Performance Share Award Agreement under the Realty Income Corporation 2021 Incentive Award Plan (filed as exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2022, filed on February 23, 2022 (File No. 001-13374) and incorporated herein by reference).

10.24+
Form of Performance Share Award Agreement under the Realty Income Corporation 2021 Incentive Award Plan (filed as exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2022, filed on February 23, 2022 (File No. 001-13374) and incorporated herein by reference).

10.25+*	Form of Restricted Stock Agreement for Executive Officers under the Realty Income Corporation 2021 Incentive Award Plan.
10.26+*	Form of Restricted Stock Agreement for Executive Officers (Christie Kelly) under the Realty Income Corporation 2021 Incentive Award Plan.
10.27+*	Form of Performance Share Award Agreement for Executive Officers under the Realty Income Corporation 2021 Incentive Award Plan.
10.28+*	Form of Performance Share Award Agreement for Executive Officers (Christie Kelly) under the Realty Income Corporation 2021 Incentive Award Plan.
10.29+*	Realty Income Corporation Retirement Policy, effective as of November 7, 2022.
10.30
Consent Letter, dated July 20, 2021, among the Company, as Borrower, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the other parties named therein (filed as Exhibit 10.1 to the Company's Form 8-K filed on July 22, 2021 (File No. 001-13374) and incorporated herein by reference).

10.31	Second Amended and Restated Credit Agreement dated August 7, 2019 (filed as exhibit 10.1 to the Company's Form 8-K, filed on August 12, 2019 (File No. 001-13374) and incorporated herein by reference).
10.32
First Amendment to the Second Amended and Restated Credit Agreement dated December 22, 2021 (filed as exhibit 10.1 to the Company's Form 8-K, filed on December 28, 2021 (File No. 001-13374) and incorporated herein by reference).

10.33
Third Amended and Restated Credit Agreement among the Company, as Borrower, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the other parties named therein (filed as exhibit 10.1 to the Company’s Form 8-K filed on April 28, 2022 (File No. 001-13374) and incorporated herein by reference).

10.34
Term Loan Agreement, dated January 6, 2023, by and among Realty Income Corporation, as borrower, the lender parties thereto, as lenders, and Toronto Dominion (Texas) LLC, as administrative agent (filed as exhibit 10.1 to the Company’s Form 8-K, filed on January 6, 2023 (File NO. 001-13374) and incorporated herein by reference).

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

Interactive Data Files
101*
The following materials from Realty Income Corporation’s Annual Report on Form 10-K for the period ended December 31, 2022 formatted in Inline Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) Schedule III Real Estate And Accumulated Depreciation .

104*	The cover page from the Company's Annual Report on Form 10-K for the period ended December 31, 2022, formatted in Inline Extensible Business Reporting Language.
* Filed herewith.
+ Indicates a management contract or compensatory plan or arrangement.
Item 16:                                  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

By:	/s/SUMIT ROY	Date: February 22, 2023
Sumit Roy
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/MICHAEL D. MCKEE	Date: February 22, 2023
Michael D. McKee
Non-Executive Chairman of the Board of Directors

By:	/s/PRISCILLA ALMODOVAR	Date: February 22, 2023
Priscilla Almodovar
Director

By:	/s/JACQUELINE BRADY	Date: February 22, 2023
Jacqueline Brady
Director

By:	/s/A. LARRY CHAPMAN	Date: February 22, 2023
A. Larry Chapman
Director

By:	/s/REGINALD H. GILYARD	Date: February 22, 2023
Reginald H. Gilyard
Director

By:	/s/MARY HOGAN PREUSSE	Date: February 22, 2023
Mary Hogan Preusse
Director

By:	/s/PRIYA CHERIAN HUSKINS	Date: February 22, 2023
Priya Cherian Huskins
Director

By:	/s/GERARDO I. LOPEZ	Date: February 22, 2023
Gerardo I. Lopez
Director

By:	/s/GREGORY T. MCLAUGHLIN	Date: February 22, 2023
Gregory T. McLaughlin
Director

By:	/s/RONALD L. MERRIMAN	Date: February 22, 2023
Ronald L. Merriman
Director

By:	/s/SUMIT ROY	Date: February 22, 2023
Sumit Roy
Director, President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/CHRISTIE B. KELLY	Date: February 22, 2023
Christie B. Kelly
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/SEAN P. NUGENT	Date: February 22, 2023
Sean P. Nugent
Senior Vice President, Controller, Principal Accounting Officer
(Principal Accounting Officer)

REALTY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2022
(dollars in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4 and 6)
Description	Number of Properties (Note 1)	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction			Date Acquired

U.S.
Advertising	5	$—	$18,687	$70,757	$(81)	$—	$18,687	$70,676	$89,363	$3,516	1990	-	2009	3/26/2021	-	11/1/2021
Aerospace	6	24,133	9,280	104,596	3,092	—	9,280	107,688	116,968	38,709	1951	-	2013	6/20/2011	-	11/1/2021
Apparel	64	53,577	144,586	407,383	4,256	199	144,586	411,838	556,424	66,728	1962	-	2022	10/30/1987	-	9/29/2022
Automotive Collision Service	187	—	130,102	281,957	6,907	10	130,102	288,874	418,976	51,722	1920	-	2021	8/30/2002	-	12/28/2022
Automotive Parts	408	—	161,438	387,335	5,568	827	161,438	393,730	555,168	99,794	1969	-	2020	8/6/1987	-	11/10/2022
Automotive Service	696	—	500,964	975,615	9,268	145	500,964	985,028	1,485,992	108,958	1920	-	2022	10/2/1985	-	12/15/2022
Automotive Tire Services	249	—	202,115	429,838	22,636	83	202,115	452,557	654,672	145,128	1947	-	2022	11/27/1985	-	10/3/2022
Beverage	18	—	183,323	185,539	—	—	183,323	185,539	368,862	54,313	1950	-	2020	6/25/2010	-	6/28/2022
Child Care	321	—	147,817	344,390	4,903	769	147,817	350,062	497,879	118,998	1957	-	2022	12/22/1981	-	11/10/2022
Consumer Electronics	27	—	51,172	155,347	6,652	52	51,172	162,051	213,223	20,115	1991	-	2021	6/9/1997	-	11/1/2021
Consumer Goods	9	17,990	24,077	259,494	894	—	24,077	260,388	284,465	37,761	1987	-	2013	1/22/2013	-	11/1/2021
Convenience Stores	1,622	—	1,505,613	2,008,689	320	145	1,505,613	2,009,154	3,514,767	500,986	1922	-	2022	3/3/1995	-	12/22/2022
Crafts and Novelties	50	—	99,292	290,977	1,235	440	99,292	292,652	391,944	34,909	1974	-	2022	11/26/1996	-	11/1/2021
Diversified Industrial	18	49,838	52,524	302,351	38,018	—	52,524	340,369	392,893	28,257	1987	-	2022	9/19/2012	-	7/1/2022
Dollar Stores	2,617	1,983	871,107	2,224,486	5,358	9	871,107	2,229,853	3,100,960	439,227	1925	-	2022	2/3/1998	-	12/22/2022
Drug Stores	568	262,868	725,794	1,805,788	5,181	100	725,794	1,811,069	2,536,863	457,567	1958	-	2015	9/30/1998	-	12/22/2021
Education	19	—	28,362	53,373	2,150	103	28,362	55,626	83,988	15,116	1957	-	2009	12/19/1984	-	11/22/2022
Energy	33	—	23,699	76,052	75	—	23,699	76,127	99,826	2,542	1963	-	2014	11/1/2021
Entertainment	22	—	80,537	165,639	1,311	—	80,537	166,950	247,487	8,956	1960	-	2021	3/31/1999	-	3/31/2022
Equipment Services	25	—	23,386	83,409	912	—	23,386	84,321	107,707	15,822	1965	-	2021	7/3/2003	-	11/9/2022
Financial Services	364	135,382	178,826	466,321	69	101	178,826	466,491	645,317	95,909	1807	-	2015	3/10/1987	-	10/17/2022
Food Processing	8	—	21,190	176,837	871	—	21,190	177,708	198,898	16,257	1991	-	2022	12/20/2012	-	10/12/2022
General Merchandise	250	7,592	401,176	1,089,731	44,930	535	401,176	1,135,196	1,536,372	141,268	1954	-	2022	8/6/1987	-	12/20/2022
Gaming	1	—	419,464	1,277,403	—	—	419,464	1,277,403	1,696,867	4,258	2019			12/1/2022
Grocery	234	72,426	570,474	1,453,526	2,783	325	570,474	1,456,634	2,027,108	240,001	1947	-	2021	9/30/2003	-	12/7/2022
Health and Beauty	6	—	4,930	47,836	157	—	4,930	47,993	52,923	6,710	1999	-	2017	2/23/1999	-	11/1/2021
Health and Fitness	134	—	339,302	1,445,569	10,178	172	339,302	1,455,919	1,795,221	352,249	1943	-	2021	5/31/1995	-	9/9/2022
Health Care	466	69,083	329,471	1,029,584	18,488	225	329,471	1,048,297	1,377,768	78,509	1922	-	2022	12/18/1984	-	12/16/2022
Home Furnishings	177	41,472	202,472	545,144	9,564	128	202,472	554,836	757,308	53,068	1960	-	2021	1/24/1984	-	9/14/2022
Home Improvement	163	22,629	503,817	832,727	5,259	63	503,817	838,049	1,341,866	131,329	1863	-	2022	12/22/1986	-	11/18/2022
Insurance	3	10,998	1,587	4,500	—	—	1,587	4,500	6,087	157	2000	-	2012	11/1/2021	-	10/17/2022
Jewelry	5	—	5,367	58,688	—	—	5,367	58,688	64,055	5,314	1997	-	2008	1/22/2013	-	11/1/2021
Machinery	3	—	5,925	60,300	—	—	5,925	60,300	66,225	6,768	1969	-	2021	7/31/2012	-	5/25/2022
Motor Vehicle Dealerships	48	—	189,195	314,252	—	—	189,195	314,252	503,447	72,955	1962	-	2020	5/13/2004	-	9/8/2022
Office Supplies	7	—	12,844	39,856	707	339	12,844	40,902	53,746	9,361	1978	-	2014	5/30/1997	-	11/1/2021
Other Manufacturing	15	—	27,768	200,933	1,663	240	27,768	202,836	230,604	18,816	1979	-	2018	1/22/2013	-	12/15/2022

REALTY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
As of December 31, 2022
(dollars in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4 and 6)
Description	Number of Properties (Note 1)	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction			Date Acquired

Packaging	12	$1,059	$35,530	$190,280	$2,480	$—	$35,530	$192,760	$228,290	$45,011	1965	-	2016	6/3/2011	-	8/29/2022
Paper	2	—	2,462	11,935	45	—	2,462	11,980	14,442	4,693	2002	-	2006	5/2/2011	-	12/21/2012
Pet Supplies and Services	128	2,509	121,395	327,677	6,331	239	121,395	334,247	455,642	40,529	1945	-	2022	12/22/1981	-	12/14/2022
Restaurants-Casual	840	12,823	653,289	1,453,831	(1,881)	1,577	653,289	1,453,527	2,106,816	199,179	1965	-	2018	5/16/1984	-	12/22/2021
Restaurants-Quick Service	1,832	—	939,782	1,964,726	1,598	174	939,782	1,966,498	2,906,280	263,921	1926	-	2022	12/9/1976	-	11/10/2022
Shoe Stores	6	—	6,992	41,985	316	215	6,992	42,516	49,508	13,285	1990	-	2008	3/26/1998	-	12/22/2021
Sporting Goods	56	12,255	112,684	365,437	5,157	178	112,684	370,772	483,456	48,817	1950	-	2020	10/17/2001	-	8/9/2022
Telecommunications	5	—	4,234	12,114	364	11	4,234	12,489	16,723	2,538	1990	-	2016	6/26/1998	-	10/17/2022
Theaters	79	—	229,925	745,852	10,272	—	229,925	756,124	986,049	269,763	1930	-	2014	7/27/2000	-	11/1/2021
Transportation Services	87	—	177,691	1,059,840	7,906	402	177,691	1,068,148	1,245,839	220,342	1967	-	2016	4/1/2003	-	4/5/2022
Warehousing and Storage	3	—	2,157	21,319	—	—	2,157	21,319	23,476	3,161	1967	-	2016	4/1/2003	-	4/5/2022
Wholesale Club	54	6,787	306,006	713,020	—	—	306,006	713,020	1,019,026	149,815	1985	-	2019	9/30/2011	-	8/11/2022
Other	15	—	23,403	50,498	1,396	—	23,403	51,894	75,297	9,297	1986	-	2021	8/18/1986	-	11/1/2021

Europe
Apparel	2	—	13,704	47,956	—	—	13,704	47,956	61,660	2,001	2004	-	2005	4/19/2021	-	3/25/2022
Automotive Parts	1	—	1,705	2,296	—	—	1,705	2,296	4,001	49	1996			6/17/2022
Automotive Tire Services	3	—	1,615	4,925	—	—	1,615	4,925	6,540	353	1974	-	1994	3/9/2021
Consumer Electronics	1	—	4,845	6,964	—	—	4,845	6,964	11,809	230	2006			3/4/2022
Convenience Stores	1	—	2,933	2,369	—	—	2,933	2,369	5,302	99	2020			12/21/2021
Diversified Industrial	2	—	21,152	12,460	—	—	21,152	12,460	33,612	771	2016	-	2020	7/22/2021	-	5/6/2022
Energy	1	—	9,045	10,100	—	—	9,045	10,100	19,145	391	2016	-	2020	7/22/2021	-	5/6/2022
Entertainment	1	—	21,536	33,947	—	—	21,536	33,947	55,483	1,313	1993			1/13/2022
Food Processing	5	—	29,549	69,108	—	—	29,549	69,108	98,657	2,481	1950	-	2000	11/30/2021	-	2/10/2022
General Merchandise	12	—	79,154	61,966	—	—	79,154	61,966	141,120	2,129	1980	-	2021	8/25/2021	-	6/22/2022
Grocery	125	36,939	1,053,299	1,506,227	8,950	—	1,053,299	1,515,177	2,568,476	104,530	1910	-	2022	5/23/2019	-	12/23/2022
Health and Fitness	1	—	21,214	17,053	—	—	21,214	17,053	38,267	525	2020			3/24/2022
Health Care	6	—	25,694	49,523	—	—	25,694	49,523	75,217	2,193	1970	-	2006	3/23/2020	-	9/7/2022
Home Furnishings	11	—	78,435	104,208	—	—	78,435	104,208	182,643	2,941	1980	-	2019	4/9/2021	-	9/30/2022
Home Improvement	70	—	562,014	607,373	319	—	562,014	607,692	1,169,706	30,222	1890	-	2016	7/31/2020	-	12/21/2022
Motor Vehicle Dealerships	3	—	15,490	26,624	—	—	15,490	26,624	42,114	712	1990	-	2005	2/11/2022	-	9/27/2022
Other Manufacturing	2	—	38,006	12,457	—	—	38,006	12,457	50,463	315	1912	-	1968	4/6/2022	-	6/22/2022
Restaurants-Quick Service	1	—	675	1,797	—	—	675	1,797	2,472	140	2007			3/17/2021
Sporting Goods	11	—	48,036	106,656	13,800	—	48,036	120,456	168,492	1,595	1950	-	2023	4/12/2022	-	12/8/2022
Theaters	1	—	1,376	—	—	—	1,376	—	1,376	—	2011			12/18/2019
Transportation Services	3	—	12,617	18,972	5,614	—	12,617	24,586	37,203	327	1970			1/6/2022	-	12/22/2022
Warehousing and Storage	1	—	49,873	46,273	—	—	49,873	46,273	96,146	2,369	2002			3/11/2021
Wholesale Club	7	—	55,554	81,158	—	—	55,554	81,158	136,712	568	1973	-	2002	10/28/2022
	12,238	$842,343	$12,960,754	$29,445,148	$275,991	$7,806	$12,960,754	$29,728,945	$42,689,699	$4,908,658

REALTY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
As of December 31, 2022
(dollars in thousands)

Note 1.
Realty Income Corporation owns or holds interests in 11,813 single-client properties in the United States and Puerto Rico, our corporate headquarters property in San Diego, California, 141 single-client properties in the United Kingdom, 51 single-client properties in Spain and seven properties in Italy. Crest Net Lease, Inc. owns six single-client properties in the United States.

Realty Income Corporation also owns or holds interests in 147 multi-client properties located in the United States, 71 multi-client properties located in the United Kingdom and one multi-client property located in Spain.

Note 2.	Includes mortgages payable secured by 136 properties and excludes unamortized premium and deferred financing costs of $11.6 million.

Note 3.	The aggregate cost for federal income tax purposes for Realty Income Corporation is $47.6 billion and for Crest Net Lease, Inc. is $23.0 million.

Note 4.	The following is a reconciliation of total real estate carrying value for the years ended December 31 (in thousands):	2022	2021	2020

	Balance at Beginning of Period	$35,952,659	$21,048,334	$19,637,627

	Additions During Period:
	Acquisitions and development	8,021,159	5,851,945	2,163,707
	Merger Additions (1)	—	11,722,801	—
	Less amounts allocated to acquired lease intangible assets and liabilities on our Consolidated Balance Sheets	(625,730)	(826,064)	(382,850)
	Improvements, Etc.	99,484	56,567	6,194
	Other (Leasing Costs and Building Adjustments) (2)	97,482	64,807	22,491
	Total Additions	7,592,395	16,870,056	1,809,542

	Deductions During Period:
	Cost of Real Estate sold	402,386	1,206,837	253,506
	Cost of Equipment sold	—	8	25
	Orion Divestiture (1)	—	634,254	—
	Releasing costs	53	40	259
	Other (3)	39,463	91,176	195,003
	Total Deductions	441,902	1,932,315	448,793

	Foreign Currency Translation	(413,453)	(33,416)	49,958
	Balance at Close of Period	$42,689,699	$35,952,659	$21,048,334

REALTY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
As of December 31, 2022
(dollars in thousands)

(1) Represents derecognition of assets from the Orion Divestiture. For further information, see Note 3 to the Consolidated Financial Statements, Merger with VEREIT, Inc. and Orion Office REIT Inc. Divestiture.

(2) 2022 includes reclassification of $3.3 million right of use assets under finance leases, $43.0 million mortgage assumption, and $51.2 million RI Ops LP Units. 2021 includes $20.1 million right of use assets under finance leases and $43.7 million mortgage assumption.

(3) The year ended 2022 includes $13.6 million for building razed and $25.9 million of impairment. The year ended 2021 includes $43.0 million for building razed and $39.0 million of impairment. The year ended 2020 includes $147.2 million of impairment.

Note 5.	The following is a reconciliation of accumulated depreciation for the years ended (in thousands):	2022	2021	2020

	Balance at Beginning of Period	$3,963,753	$3,563,178	$3,140,855

	Additions During Period - Provision for Depreciation	1,028,182	628,246	531,909

	Deductions During Period:
	Accumulated depreciation of real estate and equipment sold or disposed of	73,913	226,897	110,915

	Foreign Currency Translation	(9,364)	(774)	1,329

	Balance at Close of Period	$4,908,658	$3,963,753	$3,563,178

Please see note 2, Summary of Significant Accounting Policies and Procedures and New Accounting Standards, to our consolidated financial statements for information regarding lives used for depreciation and amortization.

Note 6.	In 2022, provisions for impairment were recorded on 94 Realty Income properties.
	In 2021, provisions for impairment were recorded on 103 Realty Income properties.
	In 2020, provisions for impairment were recorded on 99 Realty Income properties.

	See report of independent registered public accounting firm.
F-4