Form 10-Q
period 2023-03-31
REALTY INCOME CORP
filed 2023-05-04
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023, or
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
There were 673,222,491 shares of common stock outstanding as of April 28, 2023.

REALTY INCOME CORPORATION
Index to Form 10-Q
March 31, 2023

PART I.	FINANCIAL INFORMATION	Page
Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets	2
	Consolidated Statements of Income and Comprehensive Income	3
	Consolidated Statements of Equity	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Forward-Looking Statements	25
	Overview	25
	Recent Developments	26
	Liquidity and Capital Resources	28
	Results of Operations	34
	Funds from Operations Available to Common Stockholders ("FFO") and Normalized Funds from Operations Available to Common Stockholders ("Normalized FFO")	41
	Adjusted Funds from Operations Available to Common Stockholders ("AFFO")	43
	Property Portfolio Information	44
	Impact of Inflation	49
	Impact of Recent Accounting Pronouncements	49
	Critical Accounting Policies	49

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4:	Controls and Procedures	50

PART II.	OTHER INFORMATION

Item 1A:	Risk Factors	51

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 6:	Exhibits	52

SIGNATURE		54

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share and share count data) (unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Real estate held for investment, at cost:
Land	$13,324,929	$12,948,835
Buildings and improvements	30,803,410	29,707,751
Total real estate held for investment, at cost	44,128,339	42,656,586
Less accumulated depreciation and amortization	(5,188,105)	(4,904,165)
Real estate held for investment, net	38,940,234	37,752,421
Real estate and lease intangibles held for sale, net	24,445	29,535
Cash and cash equivalents	164,576	171,102
Accounts receivable, net	617,359	567,963
Lease intangible assets, net	5,256,795	5,168,366
Goodwill	3,731,478	3,731,478
Other assets, net	2,366,551	2,252,227
Total assets	$51,101,438	$49,673,092

LIABILITIES AND EQUITY
Distributions payable	$173,223	$165,710
Accounts payable and accrued expenses	422,365	399,137
Lease intangible liabilities, net	1,445,133	1,379,436
Other liabilities	789,903	774,787
Line of credit payable and commercial paper	1,304,858	2,729,040
Term loan, net	1,297,966	249,755
Mortgages payable, net	850,580	853,925
Notes payable, net	15,430,072	14,278,013
Total liabilities	21,714,100	20,829,803
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 1,300,000,000 shares authorized, 673,206,775 and 660,300,195 shares issued and outstanding as of March 31, 2023, and December 31, 2022, respectively	34,958,608	34,159,509
Distributions in excess of net income	(5,772,923)	(5,493,193)
Accumulated other comprehensive income	73,421	46,833
Total stockholders’ equity	29,259,106	28,713,149
Noncontrolling interests	128,232	130,140
Total equity	29,387,338	28,843,289
Total liabilities and equity	$51,101,438	$49,673,092
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share and share count data) (unaudited)

	Three months ended March 31,
	2023	2022
REVENUE
Rental (including reimbursable)	$925,289	$799,565
Other	19,110	7,778
Total revenue	944,399	807,343

EXPENSES
Depreciation and amortization	451,477	403,762
Interest	154,132	106,403
Property (including reimbursable)	69,397	52,342
General and administrative	34,167	32,699
Provisions for impairment	13,178	7,038
Merger and integration-related costs	1,307	6,519
Total expenses	723,658	608,763
Gain on sales of real estate	4,279	10,156
Foreign currency and derivative gain (loss), net	10,322	(590)
Equity in income of unconsolidated entities	—	954
Other income, net	2,730	1,852
Income before income taxes	238,072	210,952
Income taxes	(11,950)	(10,981)
Net income	226,122	199,971
Net income attributable to noncontrolling interests	(1,106)	(602)
Net income available to common stockholders	$225,016	$199,369

Amounts available to common stockholders per common share:
Net Income, basic and diluted	$0.34	$0.34

Weighted average common shares outstanding:
Basic	660,462,399	593,827,299
Diluted	661,238,844	594,041,839

Net income available to common stockholders	$225,016	$199,369
Total other comprehensive income:
Foreign currency translation adjustment	28,750	(10,706)
Unrealized (loss) gain on derivatives, net	(2,162)	43,690
Total other comprehensive income	$26,588	$32,984
Comprehensive income available to common stockholders	$251,604	$232,353
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands) (unaudited)
Three months ended March 31, 2023, and 2022

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income	Total stockholders’ equity	Noncontrolling interests	Total equity
Balance, December 31, 2021	591,261,991	$29,578,212	$(4,530,571)	$4,933	$25,052,574	$76,826	$25,129,400
Net income	—	—	199,369	—	199,369	602	199,971
Other comprehensive income	—	—	—	32,984	32,984	—	32,984
Distributions paid and payable	—	—	(440,910)	—	(440,910)	(882)	(441,792)
Share issuances, net of costs	10,171,808	660,044	—	—	660,044	—	660,044
Share-based compensation, net	132,782	(1,882)	—	—	(1,882)	—	(1,882)
Balance, March 31, 2022	601,566,581	$30,236,374	$(4,772,112)	$37,917	$25,502,179	$76,546	$25,578,725

Balance, December 31, 2022	660,300,195	$34,159,509	$(5,493,193)	$46,833	$28,713,149	$130,140	$28,843,289
Net income	—	—	225,016	—	225,016	1,106	226,122
Other comprehensive income	—	—	—	26,588	26,588	—	26,588
Distributions paid and payable	—	—	(504,746)	—	(504,746)	(3,014)	(507,760)
Share issuances, net of costs	12,706,141	798,901	—	—	798,901	—	798,901
Share-based compensation, net	200,439	198	—	—	198	—	198
Balance, March 31, 2023	673,206,775	$34,958,608	$(5,772,923)	$73,421	$29,259,106	$128,232	$29,387,338

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands) (unaudited)

	Three months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$226,122	$199,971
Adjustments to net income:
Depreciation and amortization	451,477	403,762
Amortization of share-based compensation	6,300	5,002
Non-cash revenue adjustments	(19,127)	(14,180)
Amortization of net premiums on mortgages payable	(3,200)	(3,561)
Amortization of net premiums on notes payable	(15,532)	(15,740)
Amortization of deferred financing costs	6,474	3,445
(Loss) gain on interest rate swaps	(1,801)	722
Foreign currency and unrealized derivative (gain) loss, net	(8,942)	590
Gain on sales of real estate	(4,279)	(10,156)
Equity in income of unconsolidated entities	—	(954)
Distributions from unconsolidated entities	—	729
Provisions for impairment on real estate	13,178	7,038
Change in assets and liabilities
Accounts receivable and other assets	42,081	(17,698)
Accounts payable, accrued expenses and other liabilities	38,483	(45,491)
Net cash provided by operating activities	731,234	513,479
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(1,675,136)	(1,525,836)
Improvements to real estate, including leasing costs	(13,860)	(13,471)
Proceeds from sales of real estate	28,594	122,235
Insurance proceeds received	6,282	15,892
Non-refundable escrow deposits	(23,599)	(16,828)
Net cash used in investing activities	(1,677,719)	(1,418,008)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(497,245)	(438,280)
Borrowings on line of credit and commercial paper programs	4,249,746	2,311,812
Payments on line of credit and commercial paper programs	(5,690,060)	(2,328,990)
Proceeds from term loan	1,029,383	—
Proceeds from notes payable issued	1,090,968	676,631
Principal payments on mortgages payable	(1,233)	(43,589)
Proceeds from common stock offerings, net	796,190	656,094
Proceeds from dividend reinvestment and stock purchase plan	2,711	2,799
Distributions to noncontrolling interests	(1,479)	(882)
Net (payments) receipts on derivative settlements	(6,452)	903
Debt issuance costs	(16,603)	(9,692)
Other items, including shares withheld upon vesting	(6,102)	(5,733)
Net cash provided by financing activities	949,824	821,073
Effect of exchange rate changes on cash and cash equivalents	13,545	(6,063)
Net increase (decrease) in cash, cash equivalents and restricted cash	16,884	(89,519)
Cash, cash equivalents and restricted cash, beginning of period	226,881	332,369
Cash, cash equivalents and restricted cash, end of period	$243,765	$242,850
For supplemental disclosures, see note 14, Supplemental Disclosures of Cash Flow Information.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited)
1.    Basis of Presentation
Realty Income Corporation (“Realty Income,” the “Company,” “we,” “our” or “us”) was founded in 1969 and is organized as a Maryland corporation. We invest in commercial real estate and have elected to be taxed as a real estate investment trust ("REIT"). We are listed on the New York Stock Exchange ("NYSE") under the symbol “O”.
Our accompanying unaudited consolidated financial statements were prepared from our books and records in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented have been included. Operating results for the three months ended March 31, 2023 are not necessarily an indication of the results that may be expected for the entire year. Readers of this quarterly report should refer to our audited consolidated financial statements for the year ended December 31, 2022, which are included in our 2022 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report. The U.S. Dollar (“USD”) is our reporting currency. Unless otherwise indicated, all dollar amounts are expressed in USD. We report our results in a single reportable segment, which reflects how our chief operating decision maker allocates resources and assesses our performance.
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
We and certain of our consolidated subsidiaries have intercompany and third-party debt that is not denominated in our functional currency. When the debt is remeasured to the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in 'Foreign currency and derivative (loss) gain, net' in the consolidated statements of income and comprehensive income. Intercompany accounts and transactions are eliminated in consolidation.
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
The portion of a consolidated entity not owned by us is recorded as a noncontrolling interest. Noncontrolling interests are reflected on our consolidated balance sheets as a component of equity. Noncontrolling interests that were created or assumed as part of a business combination or asset acquisition were recognized at fair value as of the date of the transaction (see note 9, Noncontrolling Interests).

At March 31, 2023, Realty Income, L.P. and certain investments, including investments in joint ventures, are considered VIEs in which we were deemed the primary beneficiary based on our controlling financial interests. Below is a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets at March 31, 2023, and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Net real estate	$926,907	$920,032
Total assets	$1,075,099	$1,082,346
Total liabilities	$56,905	$60,127
Income Taxes. We have elected to be taxed as a REIT, under the Internal Revenue Code of 1986, as amended. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income. Assuming our dividends equal or exceed our taxable net income in the U.S., we generally will not be required to pay U.S. income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of our taxable REIT subsidiaries ("TRS"). A TRS is a subsidiary of a REIT that is subject to federal, state and local income taxes, as applicable. Our use of TRS entities enables us to engage in certain business activities while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. For our international territories, we are liable for taxes in the United Kingdom and Spain. Accordingly, provisions have been made for U.K. and Spain income taxes. Therefore, the income taxes recorded on our consolidated statements of income and comprehensive income represent amounts accrued or paid by Realty Income and its subsidiaries for U.S. income taxes on our TRS entities, city and state income and franchise taxes, and income taxes for the U.K. and Spain.
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
Lease Revenue Recognition and Accounts Receivable. The majority of our leases are accounted for as operating leases. Under this method, leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. Any rental revenue contingent upon our client’s sales, or percentage rent, is recognized only after our client exceeds their sales breakpoint. Rental increases based upon changes in the consumer price indexes are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements. Contractually obligated rental revenue from our clients for recoverable real estate taxes and operating expenses are included in contractually obligated reimbursements by our clients, a component of rental revenue, in the period when such costs are incurred. Taxes and operating expenses paid directly by our clients are recorded on a net basis.
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
As of March 31, 2023, other than the information related to the reserves recorded to date, we do not have any further client specific information that would change our assessment that collection of substantially all of the future lease payments under our existing leases is probable. However, since the impact to rent collections for our clients affected by the COVID-19 pandemic is ongoing, we do not know the types of future concessions, if any, that will ultimately be granted, there may be impacts in future periods that could change this assessment as the situation continues to evolve and as more information becomes available.
Recent Accounting Pronouncements. The Company reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our consolidated financial statements.
2.    Supplemental Detail for Certain Components of Consolidated Balance Sheets (dollars in thousands):

A.	Accounts receivable, net, consist of the following at:	March 31, 2023	December 31, 2022
	Straight-line rent receivables, net	$403,702	$363,993
	Client receivables, net	213,657	203,970
		$617,359	$567,963

B.	Lease intangible assets, net, consist of the following at:	March 31, 2023	December 31, 2022
	In-place leases	$5,518,701	$5,324,565
	Accumulated amortization of in-place leases	(1,561,739)	(1,409,878)
	Above-market leases	1,778,381	1,697,367
	Accumulated amortization of above-market leases	(478,548)	(443,688)
		$5,256,795	$5,168,366

C.	Other assets, net, consist of the following at:	March 31, 2023	December 31, 2022
	Financing receivables	$997,684	$933,116
	Right of use asset - operating leases, net	596,597	603,097
	Right of use asset - financing leases	531,326	467,920
	Restricted escrow deposits	50,009	37,627
	Prepaid expenses	47,177	28,128
	Impounds related to mortgages payable	29,180	18,152
	Derivative assets and receivables – at fair value	27,180	83,100
	Credit facility origination costs, net	15,963	17,196
	Corporate assets, net	12,919	12,334
	Investment in sales type lease	5,977	5,951
	Non-refundable escrow deposits	23,599	5,667
	Other items	28,940	39,939
		$2,366,551	$2,252,227

D.	Accounts payable and accrued expenses consist of the following at:	March 31, 2023	December 31, 2022
	Notes payable - interest payable	$147,510	$129,202
	Derivative liabilities and payables – at fair value	66,349	64,724
	Property taxes payable	42,333	45,572
	Accrued income taxes	30,470	22,626
	Accrued property expenses	30,176	25,290
	Value-added tax payable	24,500	23,375
	Accrued costs on properties under development	23,776	26,559
	Mortgages, term loans, and credit line - interest payable	7,498	4,404
	Merger and integration-related costs	6,464	1,464
	Other items	43,289	55,921
		$422,365	$399,137

E.	Lease intangible liabilities, net, consist of the following at:	March 31, 2023	December 31, 2022
	Below-market leases	$1,708,146	$1,617,870
	Accumulated amortization of below-market leases	(263,013)	(238,434)
		$1,445,133	$1,379,436

F.	Other liabilities consist of the following at:	March 31, 2023	December 31, 2022
	Lease liability - operating leases, net	$433,666	$440,096
	Rent received in advance and other deferred revenue	286,322	269,645
	Lease liability - financing leases	49,342	49,469
	Security deposits	20,573	15,577
		$789,903	$774,787
3.    Investments in Real Estate
We acquire land, buildings and improvements necessary for the successful operations of commercial clients.
A.    Acquisitions of Real Estate
Below is a summary of our acquisitions for the period indicated below:

	Number of Properties	Leasable Square Feet (in thousands)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Weighted Average Cash Lease Yield (1)
Three months ended March 31, 2023 (2)
Acquisitions - U.S.	197	5,926	$1,048.9	10.0	7.0%
Acquisitions - Europe	20	2,437	389.7	12.6	7.6%
Total acquisitions	217	8,363	$1,438.6	10.7	7.2%
Properties under development (3)	122	2,319	235.6	14.8	6.0%
Total (4)	339	10,682	$1,674.2	11.2	7.0%
(1)The initial weighted average cash lease yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property. Since it is possible that a client could default on the payment of contractual rent (defined as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables), we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above. Contractual net operating income used in the calculation of initial weighted average cash lease yield includes approximately $0.7 million received as settlement credits as reimbursement of free rent periods for the three months ended March 31, 2023.
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

(2)None of our investments during the three months ended March 31, 2023 caused any one client to be 10% or more of our total assets at March 31, 2023.
(3)Includes three U.K. development properties that represent an investment of £3.8 million during the three months ended March 31, 2023, converted at the applicable exchange rate on the funding dates.
(4)Our clients occupying the new properties are 85.5% retail and 14.5% industrial based on annualized contractual rent. Approximately 42% of the annualized contractual rent generated from acquisitions during the three months ended March 31, 2023 is from our investment grade rated clients, their subsidiaries or affiliated companies.
The acquisitions during the three months ended March 31, 2023 had no contingent consideration. The aggregate purchase price of the assets acquired during the three months ended March 31, 2023 has been allocated as follows (in millions):

	Acquisitions - USD	Acquisitions - Sterling
Land (1)	$243.9	£74.2
Buildings and improvements	794.6	153.0
Lease intangible assets (2)	231.9	38.1
Other assets (3)	59.8	54.5
Lease intangible liabilities (4)	(84.7)	(3.8)
Other liabilities (5)	(0.6)	—
	$1,244.9	£316.0
(1)Sterling-denominated land includes £1.7 million of right of use assets under long-term ground leases.
(2)The weighted average amortization period for acquired lease intangible assets is 11.3 years.
(3)USD-denominated other assets consist entirely of $59.8 million of financing receivables with above-market terms. Sterling-denominated other assets consist of £8.6 million of financing receivables with above-market terms and £45.8 million of right-of-use assets accounted for as finance leases.
(4)The weighted average amortization period for acquired lease intangible liabilities is 18.8 years.
(5)USD-denominated other liabilities consist entirely of $0.6 million of deferred rent on certain below-market leases.
The properties acquired during the three months ended March 31, 2023 generated total revenues of $7.3 million and net income of $2.8 million during the three months ended March 31, 2023.
B.    Investments in Existing Properties
During the three months ended March 31, 2023, we capitalized costs of $13.8 million on existing properties in our portfolio, consisting of $13.3 million for non-recurring building improvements, $0.4 million for re-leasing costs, and $0.1 million for recurring capital expenditures. In comparison, during the three months ended March 31, 2022, we capitalized costs of $12.0 million on existing properties in our portfolio, consisting of $9.6 million for non-recurring building improvements, $2.4 million for re-leasing costs and less than $0.1 million for recurring capital expenditures.
C.    Properties with Existing Leases
The value of the in-place and above-market leases is recorded to 'Lease intangible assets, net' on our consolidated balance sheets, and the value of the below-market leases is recorded to 'Lease intangible assets, net' on our consolidated balance sheets.
The values of the in-place leases are amortized as depreciation and amortization expense. The amounts amortized to expense for all of our in-place leases, for the three months ended March 31, 2023, and 2022 were $157.4 million and $160.1 million, respectively.
The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue in the consolidated statements of income and comprehensive income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the three months ended March 31, 2023, and 2022 were $39.8 million, and $21.9 million, respectively. If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.

The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at March 31, 2023 (dollars in thousands):

	Net increase (decrease) to rental revenue	Increase to amortization expense
2023	$(45,162)	$459,375
2024	(54,192)	552,774
2025	(47,292)	477,383
2026	(39,501)	425,893
2027	(30,827)	369,300
Thereafter	362,274	1,672,237
Totals	$145,300	$3,956,962
D.    Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Three months ended March 31,
	2023	2022
Number of properties	26	34
Net sales proceeds	$28.6	$122.2
Gain on sales of real estate	$4.3	$10.2
4.    Revolving Credit Facility and Commercial Paper Programs
A.    Credit Facility
We have a $4.25 billion unsecured revolving multicurrency credit facility that matures in June 2026, includes two six-month extensions that can be exercised at our option, and allows us to borrow in up to 14 currencies, including USD. Our revolving credit facility also has a $1.0 billion expansion option, which is subject to obtaining lender commitments. Under our revolving credit facility, our current investment grade credit ratings provide for USD borrowings at the Secured Overnight Financing Rate ("SOFR"), plus 0.725% with a SOFR adjustment charge of 0.10% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.95% over SOFR, British Pound Sterling at the Sterling Overnight Indexed Average (“SONIA”), plus 0.725% with a SONIA adjustment charge of 0.0326% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.8826% over SONIA, and Euro Borrowings at one-month Euro Interbank Offered Rate (“EURIBOR”), plus 0.725%, and a revolving credit facility fee of 0.125%, for all-in pricing of 0.85% over one-month EURIBOR.
As of March 31, 2023, credit facility origination costs of $16.0 million are included in other assets, net, as compared to $17.2 million at December 31, 2022, on our consolidated balance sheets. These costs are being amortized over the remaining term of our revolving credit facility.
As of March 31, 2023, we had a borrowing capacity of $3.1 billion available on our revolving credit facility (subject to customary conditions to borrowing) and an outstanding balance of $1.1 billion, comprised of $770.0 million USD and £305.0 million Sterling borrowings, as compared to an outstanding balance at December 31, 2022 of $2.0 billion, comprised of €1.8 billion Euro and £70.0 million Sterling borrowings.
The weighted average interest rate on outstanding borrowings under our revolving credit facility was 3.7% and 1.1% during the three months ended March 31, 2023, and 2022, respectively. At March 31, 2023, our weighted average interest rate on borrowings outstanding under our revolving credit facility was 5.4%. Our revolving credit facility is subject to various leverage and interest coverage ratio limitations, and at March 31, 2023, we were in compliance with the covenants under our revolving credit facility.
B.    Commercial Paper Programs
We have a USD-denominated unsecured commercial paper program, under which we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding of $1.5 billion, as well as a Euro-denominated unsecured commercial paper program, which permits us to issue additional unsecured commercial notes up to a maximum aggregate amount of $1.5 billion (or foreign currency equivalent). Our Euro-denominated unsecured commercial paper program may be issued in USD or various foreign currencies, including but not limited to, Euros, Sterling, Swiss Francs, Yen, Canadian Dollars, and Australian Dollars, in each case, pursuant to customary terms in the European commercial paper market.
The commercial paper ranks on a parity in right of payment with all of our other unsecured senior indebtedness outstanding from time to time, including borrowings under our revolving credit facility, our term loans and our outstanding senior unsecured notes. Proceeds from commercial paper borrowings are used for general corporate purposes.
As of March 31, 2023, the balance of borrowings outstanding under our commercial paper programs was $157.5 million, consisting entirely of €145.0 million of Euro-denominated borrowings, as compared to $701.8 million outstanding commercial paper borrowings, including €361.0 million of Euro-denominated borrowings, at December 31, 2022. The weighted average interest rate on outstanding borrowings under our commercial paper programs was 3.5% and 0.5% for the three months ended March 31, 2023, and 2022, respectively. As of March 31, 2023, our weighted average interest rate on outstanding borrowings under our commercial paper programs was 3.1%. We use our $4.25 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper programs. The commercial paper borrowings generally carry a term of less than a year.
5.    Term Loans
In January 2023, we entered into a term loan agreement, permitting us to incur multicurrency term loans, up to an aggregate of $1.5 billion in total borrowings. As of March 31, 2023, we had $1.1 billion in multicurrency borrowings, including $90.0 million, £705.0 million and €85.0 million in outstanding borrowings. The 2023 term loans initially mature in January 2024 and include two 12-month maturity extensions that can be exercised at our option. Our A3/A- credit ratings provide for a borrowing rate of 80 basis points over the applicable benchmark rate, which includes adjusted SOFR for USD-denominated loans, adjusted SONIA for Sterling-denominated loans, and EURIBOR for Euro-denominated loans. In conjunction with our 2023 term loans, we entered into interest rate swaps which fix our per annum interest rate. As of March 31, 2023, the effective interest rate, after giving effect to the interest rate swaps, was 5.0%.
We also have a $250.0 million senior unsecured term loan, which matures in March 2024. In conjunction with this term loan, we also entered into an interest rate swap. As of March 31, 2023, the effective interest rate on this term loan, after giving effect to the interest rate swap, was 3.8%.
At March 31, 2023, deferred financing costs of $6.5 million are included net of the term loans principal balance, as compared to $0.2 million related to our $250.0 million term loan at December 31, 2022, on our consolidated balance sheets. These costs are being amortized over the remaining term of the term loans. As of March 31, 2023, we were in compliance with the covenants contained in the term loans.
6.    Mortgages Payable
During the three months ended March 31, 2023, we made $1.2 million in principal payments. During the three months ended March 31, 2022, we made $43.6 million in principal payments, including the full repayment of one mortgage for $42.5 million. No mortgages were assumed during the three months ended March 31, 2023, or 2022. Assumed mortgages are secured by the properties on which the debt was placed and are considered non-recourse debt with limited customary exceptions which vary from loan to loan.
Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At March 31, 2023, we were in compliance with these covenants.
The balance of our deferred financing costs, which are classified as part of 'Mortgages payable, net', on our consolidated balance sheets, was $0.7 million at March 31, 2023 and $0.8 million at December 31, 2022. These costs are being amortized over the remaining term of each mortgage.

The following table summarizes our mortgages payable as of March 31, 2023 and December 31, 2022 (dollars in millions):

As Of	Number of Properties (1)	Weighted Average Stated Interest Rate (2)	Weighted Average Effective Interest Rate (3)	Weighted Average Remaining Years Until Maturity	Remaining Principal Balance	Unamortized Premium and Deferred Financing Costs Balance, net	Mortgage Payable Balance
March 31, 2023	136	4.8%	3.4%	1.1	$842.1	$8.5	$850.6
December 31, 2022	136	4.8%	3.3%	1.4	$842.3	$11.6	$853.9
(1)At March 31, 2023 and at December 31, 2022, there were 18 mortgages on 136 properties. With the exception of one Sterling-denominated mortgage which is paid quarterly, the mortgages require monthly payments with principal payments due at maturity. At March 31, 2023 and December 31, 2022, all mortgages were at fixed interest rates.
(2) Stated interest rates ranged from 3.0% to 6.9% March 31, 2023 and December 31, 2022, respectively.
(3) Effective interest rates ranged from 2.5% to 6.6% and 2.7% to 6.6% at March 31, 2023 and December 31, 2022, respectively.
The following table summarizes the maturity of mortgages payable as of March 31, 2023, excluding net premiums of $9.2 million and deferred financing costs of $0.7 million (dollars in millions):

Year of Maturity	Principal
2023	$20.9
2024	740.5
2025	42.9
2026	12.0
2027	22.3
Thereafter	3.5
Totals	$842.1

7.    Notes Payable
A.    General
Our senior unsecured notes and bonds are USD-denominated and Sterling-denominated. Foreign denominated notes are converted at the applicable exchange rate on the balance sheet date. The following are sorted by maturity date (in millions):

	Principal Amount (Currency Denomination)	Carrying Value (USD) as of
		March 31, 2023	December 31, 2022
4.600% notes, $500 issued February 2014, of which $485 was exchanged in November 2021, both due in February 2024 (1)	$500	$500	$500
3.875% notes, issued in June 2014 and due in July 2024	$350	350	350
3.875% notes, issued in April 2018 and due in April 2025	$500	500	500
4.625% notes, $550 issued October 2018, of which $544 was exchanged in November 2021, both due in November 2025 (1)	$550	550	550
5.050% notes, issued in January 2023 and due in January 2026	$500	500	—
0.750% notes, issued December 2020 and due in March 2026	$325	325	325
4.875% notes, $600 issued June 2016, of which $596 was exchanged in November 2021, both due in June 2026 (1)	$600	600	600
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	$650	650	650
1.875% notes, issued in January 2022 and due in January 2027	£250	309	301
3.000% notes, issued in October 2016 and due in January 2027	$600	600	600
1.125% notes, issued in July 2021 and due in July 2027	£400	495	482
3.950% notes, $600 issued August 2017, of which $594 was exchanged in November 2021, both due in August 2027 (1)	$600	600	600
3.650% notes, issued in December 2017 and due in January 2028	$550	550	550
3.400% notes, $600 issued June 2020, of which $598 was exchanged in November 2021, both due in January 2028 (1)	$600	600	600
2.200% notes, $500 issued November 2020, of which $497 was exchanged in November 2021, both due in June 2028 (1)	$500	500	500
3.250% notes, issued in June 2019 and due in June 2029	$500	500	500
3.100% notes, $600 issued December 2019, of which $596 was exchanged in November 2021, both due in December 2029 (1)(2)	$599	599	599
4.850% notes, issued in January 2023 and due in March 2030	$600	600	—
3.160% notes, issued in June 2022 and due in June 2030	£140	173	169
1.625% notes, issued in October 2020 and due December 2030	£400	495	482
3.250% notes, $600 issued in May 2020 and $350 issued in July 2020, both due in January 2031	$950	950	950
3.180% notes, issued in June 2022 and due in June 2032	£345	427	416
5.625% notes, issued in October 2022 and due in October 2032	$750	750	750
2.850% notes, $700 issued November 2020, of which $699 was exchanged in November 2021, both due in December 2032 (1)	$700	700	700
1.800% notes, issued in December 2020 and due in March 2033	$400	400	400
1.750% notes, issued in July 2021 and due in July 2033	£350	433	422
2.730% notes, issued in May 2019 and due in May 2034	£315	390	379
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	$250	250	250
3.390% notes, issued in June 2022 and due in June 2037	£115	142	138
2.500% notes, issued in January 2022 and due in January 2042	£250	309	301
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	$550	550	550
Total principal amount		$15,297	$14,114
Unamortized net premiums, deferred financing costs and basis adjustment on interest rate swaps designated as fair value hedge (3)		133	164
		$15,430	$14,278

(1) Carrying Value (USD) includes the portion of the VEREIT OP notes that remained outstanding, totaling $39.1 million in the aggregate at March 31, 2023 and December 31, 2022, that were not exchanged in the exchange offers commenced by us with respect to the outstanding bonds of VEREIT OP in connection with the consummation of the merger with VEREIT (the "Exchange Offers").
(2) These notes were originally issued by VEREIT OP in December of 2019 for the principal amount of $600 million. The amount of Realty Income debt issued through the Exchange Offers was $599 million, resulting from cancellations due to late tenders that forfeited the early participation premium of $30 per $1,000 principal amount and cash paid in lieu of fractional shares.
(3) In January 2023, we entered into three-year, fixed-to-variable interest rate swaps, which are accounted for as fair value hedges. See Note 10, Financial Instruments and Fair Value Measurements, for further details.
The following table summarizes the maturity of our notes and bonds payable as of March 31, 2023, excluding $133.3 million related to unamortized net premiums, deferred financing costs, and basis adjustment on interest rate swaps designated as fair value hedge (dollars in millions):

Year of Maturity	Principal
2024	$850
2025	1,050
2026	2,075
2027	2,004
Thereafter	9,318
Totals	$15,297
As of March 31, 2023, the weighted average interest rate on our notes and bonds payable was 3.4%, which includes the effect of the interest rate swaps, and the weighted average remaining years until maturity was 6.8 years.
Interest incurred on all of the notes and bonds was $130.3 million and $103.1 million for the three months ended March 31, 2023, and 2022, respectively.
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
All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. At March 31, 2023, we were in compliance with these covenants.
B.    Note Issuances
During the three months ended March 31, 2023, and 2022, we issued the following notes and bonds (in millions):

First Quarter 2023 Issuances	Date of Issuance	Maturity Date	Principal amount used	Price of par value	Effective semi-annual yield to maturity
5.050% Notes	January 2023	January 2026	$500.0	99.618%	5.189%
4.850% Notes	January 2023	March 2030	$600.0	98.813%	5.047%

First Quarter 2022 Issuances	Date of Issuance	Maturity Date	Principal amount used	Price of par value	Effective semi-annual yield to maturity
1.875% Notes	January 2022	January 2027	£250.0	99.487%	1.974%
2.500% Notes	January 2022	January 2042	£250.0	98.445%	2.584%
The proceeds from each of these offerings were used to repay borrowings outstanding under our credit facility, to fund investment opportunities, and for other general corporate purposes.

In April 2023, we issued $400.0 million of 4.70% senior unsecured notes due December 2028 and $600.0 million of 4.90% senior unsecured notes due July 2033. See note 17, Subsequent Events, for further details.
8.    Issuances of Common Stock
A.    At-the-Market ("ATM") Program
Under our current ATM program, we may offer and sell up to 120,000,000 shares of common stock (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE under the ticker symbol "O" at prevailing market prices or at negotiated prices. Upon settlement, subject to certain exceptions, we may elect, in our sole discretion, to cash settle or net share settle all or any portion of our obligations under any forward sale agreement, in which cases we may not receive any proceeds (in the case of cash settlement) or will not receive any proceeds (in the case of net share settlement), and we may owe cash (in the case of cash settlement) or shares of our common stock (in the case of net share settlement) to the relevant forward purchaser. As of March 31, 2023, we had 45,081,312 additional shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.

The following table outlines common stock issuances pursuant to our ATM programs (dollars in millions):

	Three months ended March 31,
	2023	2022
Shares of common stock issued under the ATM program(1)	12,664,478	10,073,209

Gross proceeds	$801.7	$660.2
Sales agents' commissions	(5.3)	(3.9)
Other offering expenses	(0.2)	(0.1)
Net proceeds	$796.2	$656.2

(1) During the three months ended March 31, 2023, 25,538,809 shares were sold and 12,664,478 were settled pursuant to forward sale confirmations. In addition, as of March 31, 2023, 19,619,215 shares of common stock subject to forward sale confirmations have been executed, but not settled, at a weighted average initial price of $62.59 per share. We currently expect to fully settle forward sale agreements outstanding by June 30, 2023, representing $1.2 billion in net proceeds, for which the weighted average forward price at March 31, 2023 was $62.17 per share. Our forward sale confirmations are accounted for as equity instruments, as we have determined the agreements meet the derivatives and hedging guidance scope exception. No shares were sold pursuant to forward sale confirmations during the three months ended March 31, 2022.

B.    Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
Our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued. At March 31, 2023, we had 11,118,162 shares remaining for future issuance under our DRSPP program.
The following table outlines common stock issuances pursuant to our DRSPP program (dollars in millions):

	Three months ended March 31,
	2023	2022
Shares of common stock issued under the DRSPP program	41,663	41,371
Gross proceeds	$2.7	$2.8
9.    Noncontrolling Interests
There are four entities with noncontrolling interests that we consolidate, consisting of our operating partnership, (Realty Income, L.P.), a joint venture acquired in December 2019, and two development joint ventures (one acquired in December 2020 and one acquired in May 2021). The following table represents the change in the carrying value of all noncontrolling interests through March 31, 2023 (dollars in thousands):

	Realty Income, L.P. units (1)	Other Noncontrolling Interests	Total
Carrying value at December 31, 2022	$115,801	$14,339	$130,140
Distributions (2)	(1,411)	(1,603)	(3,014)
Allocation of net income	973	133	1,106
Carrying value at March 31, 2023	$115,363	$12,869	$128,232
(1) 1,795,167 units were outstanding as of March 31, 2023 and December 31, 2022.
(2) Include a non-cash reduction of noncontrolling interest of $1.5 million from our partner's responsibility to absorb construction cost overages for a development joint venture during the three months ended March 31, 2023.
10.    Financial Instruments and Fair Value Measurements
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
A.    Financial Instruments Not Measured at Fair Value on the Consolidated Balance Sheets
The fair value of short-term financial instruments such as cash and cash equivalents, accounts receivable, escrow deposits, loans receivable, accounts payable, distributions payable, line of credit payable and commercial paper borrowings, and other liabilities approximate their carrying value in the accompanying consolidated balance sheets, due to their short-term nature. The aggregate fair value of our term loans approximates carrying value due to the frequent repricing of the variable interest rate charged on the borrowing, which is based on the daily SOFR. The fair value of our financial instruments not carried at fair value are disclosed as follows (in millions):

March 31, 2023	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$842.1	$820.0
Notes and bonds payable (2)	$15,296.7	$13,833.5

December 31, 2022	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$842.3	$810.4
Notes and bonds payable (2)	$14,114.2	$12,522.8
(1)Excludes non-cash net premiums recorded on the mortgages payable. The unamortized balance of these net premiums was $9.2 million at March 31, 2023, and $12.4 million at December 31, 2022. Also excludes deferred financing costs of $0.7 million at March 31, 2023, and $0.8 million at December 31, 2022.
(2)Excludes non-cash premiums and discounts recorded on notes payable. The unamortized balance of the net premiums was $200.0 million at March 31, 2023, and $224.6 million at December 31, 2022. Also excludes deferred financing costs of $66.3 million and basis adjustment on interest rate swaps designated as fair value hedges of $0.4 million at March 31, 2023, and $60.7 million of deferred financing costs at December 31, 2022.
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
B.    Financial Instruments Measured at Fair Value on a Recurring Basis
For derivative assets and liabilities, we may utilize interest rate swaps, interest rate swaptions, and forward-starting swaps to manage interest rate risk, and cross-currency swaps, currency exchange swaps, and foreign currency forwards to manage foreign currency risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, spot and forward rates, as well as option volatility.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within level two on the three-level valuation hierarchy, the credit valuation adjustments associated with our derivatives utilize level three inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at March 31, 2023, and December 31, 2022, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified as level two.
C.    Items Measured at Fair Value on a Non-Recurring Basis
Impairment of Real Estate Investments
Certain financial and nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments only under certain circumstances, such as when an impairment write-down occurs.
Depending on impairment triggering events during the applicable period, impairments are typically recorded for properties sold, in the process of being sold, vacant, in bankruptcy, or experiencing difficulties with collection of rent.

The following table summarizes our provisions for impairment on real estate investments during the periods indicated below (dollars in millions):

	Three months ended March 31,
	2023	2022
Carrying value prior to impairment	$35.6	$44.8
Less: total provisions for impairment	(13.2)	(7.0)
Carrying value after impairment	$22.4	$37.8
Derivative Designated as Hedging Instruments
In order to hedge the foreign currency risk associated with interest payments on intercompany loans denominated in British Pound Sterling ("GBP") and Euro ("EUR"), we have a hedging strategy to enter into foreign currency forward contracts to sell GBP, USD, and EUR and buy EUR, USD, and GBP. These foreign currency forwards are designated as cash flow hedges. Forward points on the forward contracts are included in the assessment of hedge effectiveness. Amounts reported in other comprehensive income related to foreign currency derivative contracts will be reclassified to other gain and (loss) in the same period during which the hedged forecasted transactions affect earnings.
To add stability to interest expense and to manage our exposure to interest rate movements associated with our 2023 term loans, we executed six one-year variable-to-fixed interest rate swaps maturing January 2024. We designated these interest rate swaps as cash flow hedges in accordance with Topic 815, Derivatives and Hedging. The interest rate swaps are recorded on the consolidated balances sheets at fair value. Changes to fair value are recorded to accumulated other comprehensive income, or AOCI, and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings.
In January 2023, we issued $500.0 million of 5.05% senior unsecured notes due January 13, 2026, which are callable at par on January 13, 2024. In conjunction with the pricing of the 2026 notes, we executed two three-year, fixed-to-variable interest rate swaps totaling $500.0 million, which are subject to the counterparties' right to terminate the swaps at any time following the 2026 notes par call date. We designated these interest rate swaps as fair value hedges in accordance with Topic 815, Derivatives and Hedging. These interest rate swaps are recorded on the consolidated balances sheets at fair value, with changes in fair value recognized in earnings. The carrying value of the hedged item on the balance sheet is adjusted through earnings by the equal and offsetting amount of the change in fair value of the swaps. For the three months ended March 31, 2023, such adjustments decreased the carrying value of notes payable by $0.4 million. Interest accruals on the swaps are recorded as adjustments to interest expense on the hedged item.
In March 2023, we entered into six interest rate swaption agreements to mitigate the impact of fluctuating interest rates, structured as a swaption corridor, in anticipation of issuing USD denominated bonds. Interest rate swaption corridors are a combination of two swaption positions, whereby we purchase a payer swaption, which is an option that allows us to enter into a swap where we will pay the fixed rate and receive the floating rate of the swap, and sell a swaption, which is an option that provides the counterparty with the right to enter into a swap where we will receive the fixed rate and pay the floating rate of the swap. For the swaption corridor entered into during March 2023, the combination of purchasing the payer swaption and selling the swaption resulted in a premium being paid of $7.6 million. We designated the swaptions as qualifying hedging instruments and accounted for these derivatives as cash flow hedges. Changes in fair value of the swaptions have been recorded in AOCI.
The following table summarizes the amount of unrecognized gain (loss) on derivatives in other comprehensive income (in thousands):

	Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships	2023	2022
Currency swaps	$—	$1,895
Interest rate swaps	(1,720)	39,005
Foreign currency forwards	(5,113)	2,790
Interest rate swaption	(1,287)	—
Total derivatives in cash flow hedging relationships	$(8,120)	$43,690
Derivatives in Fair Value Hedging Relationships
Currency swaps	$5,958	$—
Total derivatives in fair value hedging relationships	$5,958	$—
Total unrealized (loss) gain on derivatives	$(2,162)	$43,690
The following table summarizes the amount of gain (loss) on derivatives reclassified from AOCI (in thousands):

		Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	2023	2022
Currency swaps	Foreign currency and derivative gain (loss), net	$—	$6,114
Interest rate swaps	Interest expense	1,480	(2,530)
Foreign currency forwards	Foreign currency and derivative gain (loss), net	1,431	—
Total derivatives in cash flow hedging relationships		$2,911	$3,584

Derivatives in Fair Value Hedging Relationships
Currency swaps	Foreign currency and derivative gain (loss), net	$294	$—
Total derivatives in fair value hedging relationships		$294	$—
Net increase to net income		$3,205	$3,584
We expect to reclassify $12.8 million from AOCI as a decrease to interest expense relating to interest rate swaps and $7.9 million from AOCI to foreign currency gain relating to foreign currency forwards within the next twelve months.
Derivatives Not Designated as Hedging Instruments
We enter into foreign currency exchange swap agreements to reduce the effects of currency exchange rate fluctuations between the USD, our reporting currency, and GBP and EUR. These derivative contracts generally mature within one year and are not designated as hedge instruments for accounting purposes. As the currency exchange swap is not accounted for as a hedging instrument, the change in fair value is recorded in earnings through the caption entitled 'Foreign currency and derivative gain (loss), net' in the consolidated statements of income and comprehensive income.

The following table details our foreign currency and derivative gains (losses), net included in income (in thousands):

	Three months ended March 31,
	2023	2022
Realized foreign currency and derivative gain (loss), net:
Loss on the settlement of undesignated derivatives	$(345)	$(2,681)
Gain on the settlement of designated derivatives reclassified from AOCI	1,725	6,114
Gain (loss) on the settlement of transactions with third parties	1,326	(52)
Total realized foreign currency and derivative gain, net	$2,706	$3,381

Unrealized foreign currency and derivative gain (loss), net:
(Loss) gain on the change in fair value of undesignated derivatives	$(782)	$22,720
Gain (loss) on remeasurement of certain assets and liabilities	8,398	(26,691)
Total unrealized foreign currency and derivative gain (loss), net	$7,616	$(3,971)
Total foreign currency and derivative gains (losses), net	$10,322	$(590)
The following table summarizes the terms and fair values of our derivative financial instruments at March 31, 2023 and December 31, 2022 (dollars in millions):

Derivative Type	Number of Instruments (1)	Accounting Classification	Notional Amount as of		Weighted Average Strike Rate (2)	Maturity Date (3)	Fair Value - asset (liability) as of
Derivatives Designated as Hedging Instruments			March 31, 2023	December 31, 2022			March 31, 2023	December 31, 2022
Interest rate swaps	9	Derivative	$1,630.0	$250.0	4.26%	Jan 2024 - Jan 2026	$5.3	$5.6
Interest rate swaptions	6	Derivative	1,000.0	—	(4)	Feb 2034	6.3	—
Cross-currency swaps	3	Derivative	320.0	320.0	(5)	Oct 2032	(33.1)	(33.3)
Foreign currency forwards	24	Derivative	155.9	185.5	(6)	Apr 2023 - Aug 2024	11.0	16.1
			$3,105.9	$755.5			$(10.5)	$(11.6)
Derivatives not Designated as Hedging Instruments
Currency exchange swaps (7)	2	Derivative	$475.9	$2,427.7	(8)	April 2023	$(1.1)	$58.8
Cross-currency swaps	3	Derivative	280.0	280.0	(5)	Oct 2032	(29.3)	(29.5)
			$755.9	$2,707.7			$(30.4)	$29.3
Total of all Derivatives			$3,861.8	$3,463.2			$(40.9)	$17.7
(1)This column represents the number of instruments outstanding as of March 31, 2023.
(2)Weighted average strike rate is calculated using the notional value as of March 31, 2023.
(3)This column represents maturity dates for instruments outstanding as of March 31, 2023.
(4)Represent purchase swaptions with a strike rate of 3.75% and a sold swaption with a strike rate of 4.25%.
(5)USD fixed rate of 5.625% and EUR weighted average fixed rate of 4.697%.
(6)Weighted average forward GBP-USD exchange rate of 1.35.
(7)Represent one GBP currency exchange swap with a notional amount of $61.6 million and one EUR currency exchange swap with an associated notional amount of $414.3 million as of March 31, 2023.
(8)Weighted average EUR-USD exchange rate of 1.09 and GBP-USD exchange rate of 1.23.

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

11.     Lessor Operating Leases
A.At March 31, 2023, we owned or held interests in 12,492 properties. Of the 12,492 properties, 12,263, or 98.2%, are single-client properties, and the remaining are multi-client properties. At March 31, 2023, 131 properties were available for lease or sale. The majority of our leases are accounted for as operating leases.
Substantially all of our leases are net leases where our client pays or reimburses us for property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.
Rent based on a percentage of our client's gross sales, or percentage rent, for the three months ended March 31, 2023, and 2022 was $4.1 million, and $3.7 million, respectively.
B.Major Clients - No individual client’s rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the three months ended March 31, 2023, and 2022.
12.    Distributions Paid and Payable
We pay monthly distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for the periods indicated below:

	Three months ended March 31,
Month	2023	2022
January	$0.2485	$0.2465
February	0.2485	0.2465
March	0.2545	0.2465
Total	$0.7515	$0.7395
At March 31, 2023, a distribution of $0.2550 per common share was payable and was paid in April 2023.

13.    Net Income per Common Share
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
The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Three months ended March 31,
	2023	2022
Weighted average shares used for the basic net income per share computation	660,462,399	593,827,299
Incremental shares from share-based compensation	407,962	214,540
Dilutive effect of forward ATM offerings	368,483	—
Weighted average shares used for diluted net income per share computation	661,238,844	594,041,839
Unvested shares from share-based compensation that were anti-dilutive	127,350	70,256
Weighted average partnership common units convertible to common shares that were anti-dilutive	1,795,167	1,060,709
Weighted average forward ATM offerings that were anti-dilutive	45,817	—

14.    Supplemental Disclosures of Cash Flow Information
The following table summarizes our supplemental cash flow information during the periods indicated below (dollars in thousands):

	Three months ended March 31,
	2023	2022
Supplemental disclosures:
Cash paid for interest	$146,461	$118,187
Cash paid for income taxes	$2,768	$12,318
Non-cash activities:
Net (decrease) increase in fair value of derivatives	$(58,667)	$85,032
The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the total of the cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows (dollars in thousands):

	March 31, 2023	March 31, 2022
Cash and cash equivalents shown in the consolidated balance sheets	$164,576	$151,624
Restricted escrow deposits (1)	50,009	84,066
Impounds related to mortgages payable (1)	29,180	7,160
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$243,765	$242,850
(1)  Included within other assets, net on the consolidated balance sheets (see note 2, Supplemental Detail for Certain Components of Consolidated Balance Sheets). These amounts consist of cash that we are legally entitled to, but that is not immediately available to us. As a result, these amounts were considered restricted as of the dates presented.
15.    Common Stock Incentive Plan
In March 2021, our Board of Directors adopted, and in May 2021, stockholders approved, the Realty Income 2021 Incentive Award Plan, or 2021 Plan. This note should be read in conjunction with the more complete discussion of our 2021 Plan included in note 17 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
The amount of share-based compensation costs recognized in 'General and administrative' in the consolidated statements of income and comprehensive income was $6.3 million and $5.0 million during the three months ended March 31, 2023, and 2022, respectively.
A.    Restricted Stock and Restricted Stock Units
During the three months ended March 31, 2023, we granted 170,241 shares of common stock under the 2021 Plan. Our restricted stock awards granted to employees vest over a service period not exceeding four-years.
During the three months ended March 31, 2023, we also granted 13,375 restricted stock units, all of which vest over a four-year service period.
As of March 31, 2023, the remaining unamortized share-based compensation expense related to restricted stock awards and units totaled $23.0 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and conditions of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.
B.    Performance Shares
During the three months ended March 31, 2023, we granted 193,868 performance shares, as well as dividend equivalent rights, to our executive officers. The performance shares are earned based on our Total Shareholder Return (TSR) performance relative to select industry indices and peer groups as well as achievement of certain operating metrics, and vest 50% on the first and second January 1 after the end of the three-year performance period, subject to continued service.

As of March 31, 2023, the remaining share-based compensation expense related to the performance shares totaled $27.7 million. The performance shares are being recognized on a tranche-by-tranche basis over the service period. The fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model.
16.    Commitments and Contingencies
In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.
At March 31, 2023, we had commitments of $14.9 million, which primarily relate to re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of March 31, 2023, we had committed $509.5 million under construction contracts related to development projects, which have estimated rental revenue commencement dates between April 2023 and August 2024.
17.    Subsequent Events
A.    Dividends
In April 2023, we declared a dividend of $0.2550 per share to our common stockholders, which will be paid in May 2023.
B. ATM Forward Offerings
As of May 4, 2023, ATM forward agreements for a total of 23.4 million shares remain unsettled with total expected net proceeds of approximately $1.5 billion of which 3.8 million shares were executed in April 2023.
C.     Notes Issuance
In April 2023, we issued $400.0 million of 4.70% senior unsecured notes due December 2028 (the "2028 Notes") and $600.0 million of 4.90% senior unsecured notes due July 2033 (the "2033 Notes"). The public offering price for the 2028 Notes was 98.949% of the principal amount for an effective semi-annual yield to maturity of 4.912% and the public offering price for the 2033 Notes was 98.020% of the principal amount for an effective semi-annual yield to maturity of 5.148%.

Item 2:                              Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the documents incorporated by reference, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. When used in this quarterly report, the words “estimated,” “anticipated,” “expect,” “believe,” “intend,” “continue,” “should,” “may,” “likely,” “plans,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include discussions of our business and portfolio (including our growth strategies and our intention to acquire or dispose of additional properties and the timing of these acquisitions and dispositions), re-lease, re-development and speculative development of properties and expenditures related thereto; future operations and results; the announcement of operating results, strategy, plans, and the intentions of management; and trends in our business, including trends in the market for long-term net leases of freestanding, single-client properties. Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation which may cause our actual future results to differ materially from expected results. Some of the factors that could cause actual results to differ materially are, among others, our continued qualification as a real estate investment trust; general domestic and foreign business, economic, or financial conditions; competition; fluctuating interest and currency rates; inflation and its impact on our clients and us; access to debt and equity capital markets and other sources of funding; continued volatility and uncertainty in the credit markets and broader financial markets; other risks inherent in the real estate business including our clients' defaults under leases, increased client bankruptcies, potential liability relating to environmental matters, illiquidity of real estate investments, and potential damages from natural disasters; impairments in the value of our real estate assets; changes in domestic and foreign income tax laws and rates; our clients' solvency; property ownership through joint ventures and partnerships which may limit control of the underlying investments; the continued evolution of the COVID-19 pandemic or future epidemics or pandemics, measures taken to limit their spread, the impacts on us, our business, our clients (including those in the theater and fitness industries), and the economy generally; the loss of key personnel; the outcome of any legal proceedings to which we are a party or which may occur in the future; acts of terrorism and war; and any effects of uncertainties regarding whether the anticipated benefits or results of our merger with VEREIT, Inc. in November 2021 will be achieved.
Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are not guarantees of future plans and performance and speak only as of the date this quarterly report was filed with the Securities and Exchange Commission ("SEC"). Actual plans and operating results may differ materially from what is expressed or forecasted in this quarterly report and forecasts made in the forward-looking statements discussed in this quarterly report might not materialize. We do not undertake any obligation to update forward-looking statements or publicly release the results of any forward-looking statements that may be made to reflect events or circumstances after the date these statements were made.
OVERVIEW
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
Realty Income was founded in 1969 and listed on the New York Stock Exchange ("NYSE") in 1994 under the trading symbol "O". Over the past 54 years, Realty Income has been acquiring and managing freestanding commercial properties that generate rental revenue under long-term net lease agreements with our commercial clients.
At March 31, 2023, our diversified portfolio consisted of:
•Owned or held interests in 12,492 properties;
•An occupancy rate of 99.0%, or 12,361 properties leased and 131 properties available for lease or sale;
•Clients doing business in 84 separate industries;

•Locations in all 50 United States ("U.S."), Puerto Rico, the United Kingdom ("U.K."), Spain, and Italy;
•Approximately 246.7 million square feet of leasable space;
•A weighted average remaining lease term (excluding rights to extend a lease at the option of the client) of approximately 9.4 years; and
•An average leasable space per property of approximately 19,750 square feet; approximately 13,300 square feet per retail property and approximately 229,300 square feet per industrial property.
Of the 12,492 properties in the portfolio at March 31, 2023, 12,263, or 98.2%, are single-client properties, of which 12,134 were leased, and the remaining are multi–client properties.
At March 31, 2023, approximately 40.8% of our total portfolio annualized contractual rent comes from properties leased to our investment grade clients, their subsidiaries or affiliated companies. At March 31, 2023, our top 20 clients (based on percentage of total portfolio annualized contractual rent) represented approximately 40.5% of our annualized rent and 12 of these clients have investment grade credit ratings or are subsidiaries or affiliates of investment grade companies. Approximately 92% of our annualized retail contractual rent as of March 31, 2023, is derived from our clients with a service, non-discretionary, and/or low price point component to their business.
Unless otherwise specified, references to rental revenue in the Management's Discussion and Analysis of Financial Condition and Results of Operations are exclusive of reimbursements from clients for recoverable real estate taxes and operating expenses totaling $59.6 million and $44.0 million for the three months ended March 31, 2023, and 2022, respectively.
RECENT DEVELOPMENTS
Increases in Monthly Dividends to Common Stockholders
We have continued our 54-year policy of paying monthly dividends. In addition, we increased the dividend three times during 2023. As of April 2023, we have paid 102 consecutive quarterly dividend increases and increased the dividend 120 times since our listing on the NYSE in 1994.
The following table summarizes our dividend increases in 2023:

2023 Dividend increases	Month Declared	Month Paid	Dividend per share	Increase per share
1st increase	Dec 2022	Jan 2023	$0.2485	$0.0005
2nd increase	Feb 2023	Mar 2023	$0.2545	$0.0060
3rd increase	Mar 2023	Apr 2023	$0.2550	$0.0005
The dividends paid per share during the three months ended March 31, 2023, totaled approximately $0.7515, as compared to approximately $0.7395 during the three months ended March 31, 2022, an increase of $0.0120, or 1.6%.
The monthly dividend of $0.2550 per share represents a current annualized dividend of $3.06 per share, and an annualized dividend yield of 4.8% based on the last reported sale price of our common stock on the NYSE of $63.32 on March 31, 2023. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions During the Three Months Ended March 31, 2023
Below is a listing of our acquisitions in the U.S. and Europe for the period indicated below:

	Number of Properties	Leasable Square Feet (in thousands)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Weighted Average Cash Lease Yield (1)
Three months ended March 31, 2023 (2)
Acquisitions - U.S.	197	5,926	$1,048.9	10.0	7.0%
Acquisitions - Europe	20	2,437	389.7	12.6	7.6%
Total acquisitions	217	8,363	$1,438.6	10.7	7.2%
Properties under development (3)	122	2,319	235.6	14.8	6.0%
Total (4)	339	10,682	$1,674.2	11.2	7.0%
(1)The initial weighted average cash lease yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property. Since it is possible that a client could default on the payment of contractual rent (defined as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables), we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above. Contractual net operating income used in the calculation of initial weighted average cash lease yield includes approximately $0.7 million received as settlement credits as reimbursement of free rent periods for the three months ended March 31, 2023.
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
(2)None of our investments during the three months ended March 31, 2023, caused any one client to be 10% or more of our total assets at March 31, 2023.
(3)Includes three U.K. development properties that represent investments of £3.8 million Sterling during the three months ended March 31, 2023, converted at the applicable exchange rate on the funding date.
(4)Our clients occupying the new properties are 85.5% retail and 14.5% industrial based on annualized contractual rent. Approximately 42% of the annualized contractual rent generated from acquisitions during the three months ended March 31, 2023, is from our investment grade rated clients, their subsidiaries or affiliated companies.
Note Issuances
In January 2023, we issued $500.0 million of 5.05% senior unsecured notes due January 2026 and $600.0 million of 4.85% senior unsecured notes due March 2030.
In April 2023, we issued $400.0 million of 4.70% senior unsecured notes due December 2028 and $600.0 million of 4.90% senior unsecured notes due July 2033.
Term Loans
In January 2023, we entered into a term loan agreement, permitting us to incur multicurrency term loans, up to an aggregate of $1.5 billion in total borrowings. As of March 31, 2023, we had $1.1 billion in multicurrency borrowings under our new term loan agreement, including $90.0 million, £705.0 million and €85.0 million in outstanding borrowings. See note 5, Term Loans, for further details.
Portfolio Discussion
 Leasing Results
At March 31, 2023, we had 131 properties available for lease or sale out of 12,492 properties in our portfolio, representing a 99.0% occupancy rate based on the number of properties in the portfolio. Our property-level occupancy rates exclude properties with ancillary leases only, such as cell towers and billboards. Below is a summary of our portfolio activity for the period indicated below:

Properties available for lease at December 31, 2022	126
Lease expirations (1)	192
Re-leases to same client	(155)
Re-leases to new client	(6)
Vacant dispositions	(26)
Properties available for lease at March 31, 2023	131
(1)Includes scheduled and unscheduled expirations (including leases rejected in bankruptcy), as well as future expirations resolved in the periods indicated above.

During the three months ended March 31, 2023, the new annualized contractual rent on re-leases was $36.1 million, as compared to the previous annual rent of $35.5 million on the same units, representing a rent recapture rate of 101.7% on the units re-leased. We re-leased two units to new clients without a period of vacancy, and six units to new clients after a period of vacancy.
As part of our re-leasing costs, we pay leasing commissions to unrelated, third-party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide rent concessions to our clients. We do not consider the collective impact of the leasing commissions or rent concessions to our clients to be material to our financial position or results of operations.
Impact of COVID-19
Certain of our clients have been slower to recover economically from the effects of the COVID-19 pandemic (including those in the theater industry). However, even in light of this, during 2023 we have continued to collect contractual rent across our total portfolio at levels that are consistent with pre-pandemic rent collection. We cannot assure that our historical rent collections will be indicative of our future rental collections as the extent to which the COVID-19 pandemic (or future pandemics) will impact our operations and those of our clients in the future is not known and will depend on future developments. The impact of the COVID-19 pandemic, or future pandemics, on us, our business, our clients, and the economy generally is discussed further in "Item 1A, Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.

Theater Industry Update
For the period from January 2023 through April 2023, we collected all of the contractual rent(1) across our theater portfolio. As of March 31, 2023, we had cumulative reserves of $33.0 million on properties leased to Cineworld Group plc and its affiliates ("Cineworld"), the parent of the entities that lease certain of our theater portfolios, including Regal Cinemas, which commenced Chapter 11 reorganization proceedings during September 2022. These reserves for Cineworld, representing a reduction of rental revenue, primarily relate to contractual rent and expense recoveries recorded during the COVID-19 pandemic in 2020, and during the fourth quarter of 2022, and exclude straight-line rent reserves. Total receivables, net of reserves and excluding straight line rent receivables, from Cineworld and its affiliates were $14.1 million at March 31, 2023, which include both deferred contractual rent and deferred expense recoveries.

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
LIQUIDITY AND CAPITAL RESOURCES
Capital Philosophy
Our goal is to deliver dependable monthly dividends to our stockholders that increase over time. Historically, we have met our principal short-term and long-term capital needs, including the funding of high-quality real estate acquisitions, property development, and capital expenditures, by issuing common stock, preferred stock, long-term unsecured notes and term loan borrowings. Over the long term, we believe that common stock should be the majority of our capital structure. We may issue common stock when we believe our share price is at a level that allows for the proceeds of an offering to be accretively invested into additional properties or to permanently finance properties that were initially financed by our revolving credit facility, commercial paper programs, or shorter-term debt securities. However, we cannot assure you that we will have access to the capital markets at all times and at terms that are acceptable to us.
Our primary cash obligations, for the current year and subsequent years, are included in the “Table of Obligations,” which is presented later in this section. We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions and development costs, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs, and cash distributions to common stockholders, primarily through cash provided by operating activities, borrowings under our revolving credit facility, short-term term loans, and under our commercial paper programs, and through public securities offerings. As of

March 31, 2023, there are approximately $1.2 billion of obligations becoming due during 2023, which we expect to fund through a combination of the following:
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
Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At March 31, 2023, our total outstanding borrowings of senior unsecured notes and bonds, term loans, mortgages payable, revolving credit facility and commercial paper were $18.7 billion, or approximately 30.5% of our total market capitalization of $61.5 billion.
We define our total market capitalization at March 31, 2023, as the sum of:

•Shares of our common stock outstanding of 673,206,775, plus total common units outstanding of 1,795,167, multiplied by the last reported sales price of our common stock on the NYSE of $63.32 per share on March 31, 2023, or $42.7 billion;
•Outstanding borrowings of $1.1 billion on our revolving credit facility, comprised of $770.0 million USD and £305.0 million Sterling borrowings;
•Outstanding borrowings of $157.5 million on our commercial paper programs, consisting entirely of €145.0 million of Euro-denominated borrowings;
•Outstanding mortgages payable of $842.1 million, excluding net mortgage premiums of $9.2 million and deferred financing costs of $0.7 million;
•Outstanding borrowings on our term loans of $1.3 billion, excluding deferred financing costs of $6.5 million; and
•Outstanding senior unsecured notes and bonds of $15.3 billion, including Sterling-denominated notes of £2.6 billion, and excluding $133.3 million related to unamortized net premiums, deferred financing costs, and basis adjustment on interest rate swaps designated as fair value hedges.
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

Equity Capital Raising
Under our At-the-Market ("ATM") Program, up to 120,000,000 shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers’ transactions on the NYSE at prevailing market prices, at prices related to prevailing market prices or at negotiated prices or by any other methods permitted by applicable law. We currently expect to fully physically cash settle any forward sale agreement with the respective forward purchaser on one or more dates specified by us on or prior to the maturity date of such forward sale agreement, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward sale agreement multiplied by the relevant forward price per share. During the three months ended March 31, 2023, we issued 12,664,478 shares and raised $796.2 million of net proceeds under the ATM programs. With respect to forward sales pursuant to our ATM program, we do not initially receive any proceeds from any sale of shares of our common stock borrowed by a forward purchaser and sold through a forward seller. As of March 31, 2023, there were 19,619,215 shares of common stock subject to forward sale agreements through our ATM program, with a weighted average initial price of $62.59 per share, representing approximately $1.2 billion in estimated net proceeds (assuming full physical settlement of all outstanding shares of common stock subject to such forward sale agreements and certain assumptions made with respect to settlement dates), which have been executed but not settled. The weighted average forward price at March 31, 2023 was $62.17 per share, after price deduction and adjustments. As of March 31, 2023, we had 45,081,312 shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
Our Dividend Reinvestment and Stock Purchase Plan, (our "DRSPP") authorizes up to 26,000,000 common shares to be issued. During the three months ended March 31, 2023, we issued 41,663 shares and raised approximately $2.7 million under our DRSPP. At March 31, 2023, we had 11,118,162 shares remaining for future issuance under our DRSPP program.
Revolving Credit Facility
We have a $4.25 billion unsecured revolving multicurrency credit facility that matures in June 2026, includes two six-month extensions that can be exercised at our option and allows us to borrow in up to 14 currencies, including U.S. dollars. Our revolving credit facility also has a $1.0 billion expansion feature, which is subject to obtaining lender commitments. Under our revolving credit facility, our current investment grade credit ratings provide for USD borrowings at SOFR, plus 0.725% with a SOFR adjustment charge of 0.10% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.95% over SOFR, British Pound Sterling at SONIA, plus 0.725% with a SONIA adjustment charge of 0.0326% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.8826% over SONIA, and Euro Borrowings at one-month EURIBOR, plus 0.725%, and a revolving credit facility fee of 0.125%, for all-in pricing of 0.85% over one-month EURIBOR.
The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us in different currencies. Our credit facility is unsecured and accordingly, we have not pledged any assets as collateral for this obligation.
At March 31, 2023, we had a borrowing capacity of $3.1 billion available on our revolving credit facility (subject to customary conditions to borrowings) and an outstanding balance of $1.1 billion, comprised of $770.0 million USD and £305.0 million Sterling borrowings. The weighted average interest rate on borrowings under our revolving credit facility during the three months ended March 31, 2023, was 3.7% per annum. Our revolving credit facility is subject to various leverage and interest coverage ration limitations, and as of March 31, 2023, we were in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.
Commercial Paper Programs
We have a USD-denominated unsecured commercial paper program, under which we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding of $1.5 billion, as well as a Euro-denominated unsecured commercial paper program, which permits us to issue additional unsecured commercial notes up to a maximum aggregate amount of $1.5 billion (or foreign currency equivalent). Our Euro-denominated unsecured commercial paper program may be issued in USD or various foreign currencies, including but not limited to, Euros, Sterling, Swiss Francs, Yen, Canadian Dollars, and Australian Dollars, in each case, pursuant to customary terms in the European commercial paper market.

At March 31, 2023, we had an outstanding balance of $157.5 million, consisting entirely of €145.0 million of Euro-denominated borrowings. The weighted average interest rate on borrowings under our commercial paper programs was 3.5% for the three months ended March 31, 2023. The commercial paper borrowings outstanding at March 31, 2023 matured in April 2023. We use our $4.25 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper programs.
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
Term Loans
In January 2023, we entered into a term loan agreement, permitting us to incur multicurrency term loans, up to an aggregate of $1.5 billion in total borrowings. As of March 31, 2023, we had $1.1 billion in multicurrency borrowings under our new term loan agreement, including $90.0 million, £705.0 million and €85.0 million in outstanding borrowings. The 2023 term loans initially mature in January 2024 and include two 12-month maturity extensions that can be exercised at our option. Our A3/A- credit ratings provide for a borrowing rate of 80 basis points over the applicable benchmark rate, which includes adjusted SOFR for USD-denominated loans, adjusted SONIA for Sterling-denominated loans, and EURIBOR for Euro-denominated loans. In conjunction with our 2023 term loans, we entered into interest rate swaps which fix our per annum interest rate. As of March 31, 2023, the effective interest rate, after giving effect to the interest rate swap, was 5.0%.
We also have a $250.0 million senior unsecured term loan, which matures in March 2024. In conjunction with this term loan, we also entered into an interest rate swap. As of March 31, 2023, the effective interest rate on this term loan, after giving effect to the interest rate swap, was 3.8%. As of March 31, 2023, we were in compliance with the covenants contained in the term loans.
Mortgage Debt
As of March 31, 2023, we had $842.1 million of mortgages payable, of which £30.6 million related to a Sterling-denominated mortgage. Over a majority of our mortgages payable were assumed in connection with our merger with VEREIT, Inc. in November 2021 or with our property acquisitions. No mortgages were assumed during the three months ended March 31, 2023. At March 31, 2023, we had net premiums totaling $9.2 million on these mortgages and deferred financing costs of $0.7 million. We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so. During the three months ended March 31, 2023, we made $1.2 million in principal payments. Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At March 31, 2023, we were in compliance with these covenants.
Notes Outstanding
As of March 31, 2023, our senior unsecured note and bond obligations had a total principal amount of $15.3 billion, including Sterling- denominated notes of £2.6 billion, and excluding $133.3 million related to unamortized net premiums, deferred financing costs, and basis adjustment on interest rate swaps designated as fair value hedges.
See note 7, Notes Payable, to our consolidated financial statements for the full list of senior unsecured notes and bonds, along with maturity dates. Please note that this listing does not include the $400.0 million of 4.70% senior unsecured notes due December 2028 and $600.0 million of 4.90% senior unsecured notes due July 2033, which were issued in April 2023.
All of our outstanding notes and bonds have fixed interest rates and contain various covenants, with which we remained in compliance as of March 31, 2023. Interest on our £400 million of 1.625% senior unsecured notes issued in October 2020, our £400 million of 1.125% senior unsecured notes issued in July 2021, our £350 million of 1.750% senior unsecured notes also issued in July 2021, our £250 million of 1.875% senior unsecured notes issued in January 2022, and £250 million of 2.500% senior unsecured notes also issued in January 2022 is paid annually. Interest on our remaining senior unsecured note and bond obligations is paid semiannually.
The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on accounting principles generally accepted in the United States of America ("U.S. GAAP"), are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants and are not measures of our liquidity or performance. The actual amounts as of March 31, 2023, are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	40.6%
Limitation on incurrence of secured debt	< 40% of adjusted assets	1.9%
Debt service coverage (trailing 12 months) (1)	> 1.5x	4.6x
Maintenance of total unencumbered assets	> 150% of unsecured debt	252.8%
(1)  Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on April 1, 2022 and subject to certain additional adjustments. Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of April 1, 2022, nor does it purport to reflect our debt service coverage ratio for any future period. The following is our calculation of debt service and fixed charge coverage at March 31, 2023 (in thousands, for trailing twelve months):

Net income available to common stockholders	$895,058
Plus: interest expense, excluding the amortization of deferred financing costs	496,358
Less: gain on extinguishment of debt	(367)
Plus: provision for taxes	46,152
Plus: depreciation and amortization	1,718,104
Plus: provisions for impairment	32,001
Plus: pro forma adjustments	302,673
Less: gain on sales of real estate	(97,080)

Income available for debt service, as defined	$3,392,899

Total pro forma debt service charge	$730,667

Debt service and fixed charge coverage ratio	4.6
Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At March 31, 2023, we had cash and cash equivalents totaling $164.6 million, inclusive of £75.8 million denominated in Sterling and €30.2 million denominated in Euro.
We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months. We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility and commercial paper programs.
Credit Agency Ratings
The borrowing interest rates under our revolving credit facility are based upon our ratings assigned by credit rating agencies. As of March 31, 2023, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook and Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook. In addition, we were assigned the following ratings on our commercial paper at March 31, 2023: Moody's Investors Service has assigned a rating of P-2 and Standard & Poor's Ratings Group has assigned a rating of A-2.
Based on our credit agency ratings as of March 31, 2023, interest rates under our credit facility for U.S. borrowings would have been at the SOFR, plus 0.725% with a SOFR adjustment charge of 0.10% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.95% over SOFR, for British Pound Sterling borrowings, at the SONIA, plus 0.725% with a SONIA adjustment charge of 0.0326% and a revolving credit facility fee of 0.125%, for all-in pricing of

0.8826% over SONIA, and for Euro Borrowings at one-month EURIBOR, plus 0.725%, and a revolving credit facility fee of 0.125%, for all-in pricing of 0.85% over one-month EURIBOR. In addition, our credit facility provides that the interest rates can range between: (i) SOFR/SONIA/EURIBOR, plus 1.40% if our credit rating is lower than BBB-/Baa3 or our senior unsecured debt is unrated and (ii) SOFR/SONIA/EURIBOR, plus 0.70% if our credit rating is A/A2 or higher. In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher.
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
Table of Obligations
The following table summarizes the maturity of each of our obligations as of March 31, 2023 (dollars in millions):

Year due	Credit Facility and Commercial Paper Programs (1)	Senior Unsecured Notes and Bonds (2)	Term Loans (3)	Mortgages Payable (4)	Interest (5)	Ground Leases Paid by Realty Income (5)	Ground Leases Paid by Our Clients (7)	Other (8)	Totals
2023	$157.5	$—	$—	$20.9	$511.1	$7.9	$23.4	$485.5	$1,206.3
2024	—	850.0	1,304.5	740.5	603.2	13.3	30.6	34.9	3,577.0
2025	—	1,050.0	—	42.9	523.5	11.5	30.0	1.7	1,659.6
2026	1,147.4	2,075.0	—	12.0	436.2	17.2	29.2	0.8	3,717.8
2027	—	2,004.0	—	22.3	358.6	8.9	26.3	0.3	2,420.4
Thereafter	—	9,317.7	—	3.5	1,602.7	288.0	266.5	1.2	11,479.6
Totals	$1,304.9	$15,296.7	$1,304.5	$842.1	$4,035.3	$346.8	$406.0	$524.4	$24,060.7
(1)The initial term of the credit facility expires in June 2026 and includes, at our option, two six-month extensions. At March 31, 2023, there were $1.1 billion borrowings under our revolving credit facility. Commercial paper programs outstanding at March 31, 2023 were $157.5 million, which matured in April 2023.
(2)Excludes $133.3 million related to unamortized net premiums, deferred financing costs, and basis adjustment on interest rate swaps designated as fair value hedges. The table of obligations also excludes the April 2023 issuances of $400.0 million of senior unsecured notes due December 2028 and $600.0 million of senior unsecured notes due July 2033.
(3)Excludes deferred financing cost of $6.5 million.
(4)Excludes both non-cash net premiums recorded on the mortgages payable of $9.2 million and deferred financing costs of $0.7 million.
(5)Interest on the term loans, notes, bonds, mortgages payable, credit facility and commercial paper programs has been calculated based on outstanding balances at period end through their respective maturity dates. Excludes interest on the April 2023 issuances of $400.0 million of senior unsecured notes due December 2028 and $600.0 million of senior unsecured notes due July 2033.
(6)We currently pay the ground lessors directly for the rent under the ground leases.
(7)Our clients, who are generally sub-clients under ground leases, are responsible for paying the rent under these ground leases. In the event our client fails to pay the ground lease rent, we are primarily responsible.
(8)“Other” consists of $509.5 million of commitments under construction contracts, and $14.9 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements.
Our credit facility, commercial paper programs, term loans, and notes payable obligations are unsecured. Accordingly, we have not pledged any assets as collateral for these obligations.
DIVIDEND POLICY
Distributions are paid monthly to holders of shares of our common stock.
Distributions are paid monthly to the limited partners holding common units of Realty Income, L.P., each on a per unit basis that is equal to the amount paid per share to our common stockholders.
In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2022, our cash distributions to common stockholders totaled $1.81 billion, or approximately 95.3% of our estimated taxable income of $1.90 billion. Certain measures are available to us to reduce or eliminate our tax exposure as a REIT, and accordingly, no provision for federal income taxes, other than our taxable REIT subsidiaries (each, a "TRS"), has been made. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance. We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our cash on hand and funds from operations are sufficient to support our current level of cash distributions to our stockholders. We distributed $0.7515 per share to stockholders during the three months ended March 31, 2023, representing 76.7% of our diluted AFFO per share of $0.98.
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
RESULTS OF OPERATIONS
The following is a comparison of our results of operations for the three months ended March 31, 2023 and 2022.
Total Revenue
The following summarizes our total revenue (dollars in thousands):

	Three months ended March 31,
	2023	2022	Change
REVENUE
Rental (excluding reimbursable)	$865,709	$755,562	$110,147
Rental (reimbursable)	59,580	44,003	15,577
Other	19,110	7,778	11,332
Total revenue	$944,399	$807,343	$137,056

Rental Revenue (excluding reimbursable)
The table below summarizes our rental revenue (excluding reimbursable, dollars in thousands):

			Three months ended March 31,
	Number of Properties	Square Footage (1)	2023	2022	Change
Properties acquired during 2023 & 2022	1,548	38,670,402	$136,301	$5,904	$130,397
Same store rental revenue (2)	10,728	191,114,310	719,701	718,088	1,613
Orion Divestiture	92	10,093,123	—	413	(413)
Constant currency adjustment (3)	N/A	N/A	(1,619)	4,634	(6,253)
Properties sold during and prior to 2023	210	5,438,143	794	5,655	(4,861)
Straight-line rent and other non-cash adjustments	N/A	N/A	1,851	8,249	(6,398)
Vacant rents, development and other (4)	216	8,362,042	5,440	10,910	(5,470)
Other excluded revenue (5)	N/A	N/A	3,241	1,709	1,532
Totals			$865,709	$755,562	$110,147
(1)Excludes 5,902,586 square feet from properties ground leased to clients and 2,679,071 square feet from properties with no land or building ownership.
(2)The same store rental revenue percentage increase for the three months ended March 31, 2023 as compared with the same period in the prior year is 0.2%.
(3)For purposes of comparability, same store rental revenue is presented on a constant currency basis using the exchange rate as of March 31, 2023, of 1.24 British Pound Sterling ("GBP")/USD and 1.09 Euro ("EUR")/USD. None of the properties in Italy met our same store pool definition for the periods presented.
(4)Relates to the aggregate of (i) rental revenue from properties (191 properties comprising 7,613,225 square feet) that were available for lease during part of 2023 or 2022, and (ii) rental revenue for properties (25 properties comprising 748,817 square feet) under development or completed developments that do not meet our same store pool definition for the periods presented.
(5)Primarily consists of reimbursements for tenant improvements and rental revenue that is not contractual base rent such as lease termination settlements.
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
Of the 12,492 properties in the portfolio at March 31, 2023, 12,263, or 98.2%, are single-client properties and the remaining are multi-client properties. Of the 12,263 single-client properties, 12,134, or 98.9%, were net leased at March 31, 2023.
Of the 13,119 in-place leases in the portfolio, which excludes 185 vacant units, 11,049, or 84.2%, were under leases that provide for increases in rents through:
•Base rent increases tied to inflation (typically subject to ceilings);
•Percentage rent based on a percentage of the clients’ gross sales;
•Fixed increases; or
•A combination of two or more of the above rent provisions.
Rent based on a percentage of our client's gross sales, or percentage rent, was $4.1 million and $3.7 million for the three months ended March 31, 2023 and 2022, respectively. Percentage rent represents less than 1.0% of rental revenue.
At March 31, 2023, our portfolio of 12,492 properties was 99.0% leased with 131 properties available for lease, as compared to 99.0% leased with 126 properties available for lease at December 31, 2022, and 98.6% leased with 156 properties available for lease at March 31, 2022. It has been our experience that approximately 1% to 4% of our property portfolio will be available for lease at any given time; however, it is possible that the number of properties available for lease or sale could increase in the future, given the nature of economic cycles and other unforeseen global events, such as the COVID-19 pandemic.

Rental Revenue (reimbursable)
A number of our leases provide for contractually obligated reimbursements from clients for recoverable real estate taxes and operating expenses. Contractually obligated reimbursements by our clients increased by $15.6 million, which is proportional to overall portfolio growth.
Other Revenue
Other revenue primarily relates to interest income recognized on financing receivables for certain leases with above-market terms. Other revenue increased by $11.3 million due to a higher number of leases with above-market terms, which is proportional to overall portfolio growth.
Total Expenses
The following summarizes our total expenses (dollars in thousands):

	Three months ended March 31,
	2023	2022	Change
EXPENSES
Depreciation and amortization	$451,477	$403,762	$47,715
Interest	154,132	106,403	47,729
Property (excluding reimbursable)	9,817	8,339	1,478
Property (reimbursable)	59,580	44,003	15,577
General and administrative	34,167	32,699	1,468
Provisions for impairment	13,178	7,038	6,140
Merger and integration-related costs	1,307	6,519	(5,212)
Total expenses	$723,658	$608,763	$114,895
Total revenue (1)	$884,819	$763,340
General and administrative expenses as a percentage of total revenue (1)	3.9%	4.3%
Property expenses (excluding reimbursable) as a percentage of total revenue (1)	1.1%	1.1%
(1) Excludes rental revenue (reimbursable).

Depreciation and Amortization
Depreciation and amortization increased by $47.7 million primarily due to overall portfolio growth from acquisitions. As discussed in the sections entitled “Funds from Operations ("FFO") Available to Common Stockholders and Normalized Funds from Operations ("Normalized FFO") Available to Common Stockholders" and “Adjusted Funds from Operations ("AFFO") Available to Common Stockholders,” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO, Normalized FFO, and AFFO.

Interest Expense
The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended March 31,
	2023	2022
Interest on our credit facility, commercial paper, term loans, notes, mortgages and interest rate swaps	$167,966	$120,962
Credit facility commitment fees	1,328	937
Amortization of debt origination and deferred financing costs	6,071	3,123
(Loss) gain on interest rate swaps	(1,801)	722
Amortization of net mortgage premiums	(3,200)	(3,561)
Amortization of net note premiums	(15,532)	(15,740)
Capital lease obligation	403	335
Interest capitalized	(1,103)	(375)
Interest expense	$154,132	$106,403

Credit facility, commercial paper, term loans, mortgages and notes
Average outstanding balances (dollars in thousands)	$18,658,173	$15,529,939
Average interest rates	3.59%	3.07%
The increase in interest expense for the three months ended March 31, 2023 is primarily due to the following: (i) January 2023 issuances of $500.0 million and $600.0 million in principle of notes, (ii) the January 2023 issuance of our 2023 term loans, (iii) the October 2022 issuance of $750.0 million in principal of notes, (iv) the June 2022 issuance of £600 million in principal of Sterling denominated notes, and (v) the January 2022 issuance of £500 million in principal of Sterling-denominated notes as well as higher average balances and rates on the credit facility and commercial paper borrowings, all of which was partially offset by lower mortgage interest as a result of mortgage payoffs.
During the three months ended March 31, 2023, the weighted average interest rate on our principal borrowings consisted of:
•Revolving credit facility of $1.1 billion was 3.7%;
•Commercial paper of $157.5 million was 3.5%;
•Term loans of $1.3 billion was 4.6%;
•Mortgages payable of $842.1 million was 4.8%;
•Notes and bonds payable of $15.3 billion was 3.4%; and
•Notes, bonds, mortgages, term loans, and credit facility and commercial paper of $18.7 billion was 3.6%.
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
Property expenses (excluding reimbursable) increased $1.5 million for the three months ended March 31, 2023 primarily due to our increased portfolio size, resulting in higher property taxes and insurance.
Property Expenses (reimbursable)
Property expenses (reimbursable) consist of reimbursable property taxes and operating costs paid on behalf of our clients. Property expenses (reimbursable) increased by $15.6 million for the three months ended March 31, 2023, which is proportional to overall portfolio growth.
General and Administrative Expenses
General and administrative expenses are expenditures related to the operations of our company, including employee-related costs, professional fees, and other general overhead costs associated with running our business.

General and administrative expenses increased $1.5 million for the three months ended March 31, 2023, primarily due to higher payroll-related compensation costs associated with the growth of the company.
Provisions for Impairment
The following table summarizes provisions for impairment during the periods indicated below (dollars in millions):

	Three months ended March 31,
	2023	2022
Carrying value prior to impairment	$35.6	$44.8
Less: total provisions for impairment	(13.2)	(7.0)
Carrying value after impairment	$22.4	$37.8
Depending on impairment triggering events during the applicable period, impairments are typically recorded for properties sold, in the process of being sold, vacant, in bankruptcy, or experiencing difficulties with collection of rent.
Merger and Integration-Related Costs
Merger and integration-related costs consist of advisory fees, attorney fees, accountant fees, and incremental and non-recurring costs necessary to convert data and systems, retain employees and otherwise enable us to operate the acquired business or assets efficiently.

We incurred approximately $1.3 million and $6.5 million of merger and integration-related transaction costs during the three months ended March 31, 2023, and 2022, respectively, in conjunction with our merger with VEREIT, Inc. in November 2021.
Gain on Sales of Real Estate
The following summarizes our property dispositions (dollars in millions):

	Three months ended March 31,
	2023	2022
Number of properties sold	26	34
Net sales proceeds	$28.6	$122.2
Gain on sales of real estate	$4.3	$10.2
Foreign Currency and Derivative Gain (Loss), Net
We borrow in the functional currencies of the countries in which we invest. Net foreign currency gain and loss are primarily related to the remeasurement of intercompany debt from foreign subsidiaries. Derivative gain and loss primarily relates to mark-to-market adjustments on derivatives that do not qualify for hedge accounting and settlement of designated derivatives reclassified from AOCI.
Foreign currency and derivative gain, net for the three months ended March 31, 2022 was $10.3 million and primarily comprised of foreign currency gains related to the remeasurement of intercompany debt.
Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities for the three months ended March 31, 2022, related to three equity method investments acquired in our merger with VEREIT, Inc. in November 2021, which were all sold during 2022.
Other Income, Net
Certain miscellaneous non-recurring revenue is included in other income, net. The increase of $0.9 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was related to other non-recurring settlements.
Income Taxes
Income taxes are for city and state income and franchise taxes, and for international income taxes accrued or paid by us and our subsidiaries. The increase in income taxes for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, is primarily attributable to our increased volume of U.K. investments, which contributed to higher U.K. income taxes.

Net Income Available to Common Stockholders
The following summarizes our net income available to common stockholders (dollars in millions, except per share data):

	Three months ended March 31,
	2023	2022	% Change
Net income available to common stockholders	$225.0	$199.4	12.8%
Net income per share (1)	$0.34	$0.34	0.0%
(1) All per share amounts are presented on a diluted per common share basis.
The calculation to determine net income available to common stockholders includes provisions for impairment, gain from the sale of properties, and foreign currency gain and loss, which can vary from period to period based on timing and significantly impact net income available to common stockholders.
Adjusted Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate ("Adjusted EBITDAre")
Nareit established an EBITDA metric for real estate companies (i.e., EBITDA for real estate, or EBITDAre) it believed would provide investors with a consistent measure to help make investment decisions among REITs. Our definition of “Adjusted EBITDAre” is generally consistent with the Nareit definition, other than our adjustments to remove foreign currency and derivative gain and loss, excluding gain and loss from the settlement of foreign currency forwards not designated as hedges (which is consistent with our previous calculations of "Adjusted EBITDA"). We define Adjusted EBITDAre, a non–GAAP financial measure, for the most recent quarter as earnings (net income) before (i) interest expense, including non-cash loss (gain) on swaps, (ii) income and franchise taxes, (iii) real estate depreciation and amortization, (iv) provisions for impairment, (v) merger and integration-related costs, (vi) gain on sales of real estate, (vii) foreign currency and derivative (gain) loss, net (as described in the Adjusted Funds from Operations section), and (viii) our proportionate share of interest expense and real estate depreciation and amortization from unconsolidated entities. Our Adjusted EBITDAre may not be comparable to Adjusted EBITDAre reported by other companies or as defined by Nareit, and other companies may interpret or define Adjusted EBITDAre differently than we do. Management believes Adjusted EBITDAre to be a meaningful measure of a REIT’s performance because it provides a view of our operating performance, analyzes our ability to meet interest payment obligations before the effects of income tax, depreciation and amortization expense, provisions for impairment, gain on sales of real estate and other items, as defined above, that affect comparability, including the removal of non-recurring and non-cash items that industry observers believe are less relevant to evaluating the operating performance of a company. In addition, EBITDAre is widely followed by industry analysts, lenders, investors, rating agencies, and others as a means of evaluating the operational cash generating capacity of a company prior to servicing debt obligations. Management also believes the use of an annualized quarterly Adjusted EBITDAre metric, which we refer to as Annualized Adjusted EBITDAre, is meaningful because it represents our current earnings run rate for the period presented. Annualized Adjusted EBITDAre and Annualized Pro Forma Adjusted EBITDAre, as defined below, are also used to determine the vesting of performance share awards granted to executive officers. Annualized Adjusted EBITDAre should be considered along with, but not as an alternative to net income as a measure of our operating performance. We define Annualized Pro Forma Adjusted EBITDAre as Annualized Adjusted EBITDAre, subject to certain adjustments to incorporate Adjusted EBITDAre from properties we acquired or stabilized during the applicable quarter and to remove Adjusted EBITDAre from properties we disposed of during the applicable quarter, and include transaction accounting adjustments in accordance with U.S. GAAP, giving pro forma effect to all transactions as if they occurred at the beginning of the applicable period. Our calculation includes all adjustments consistent with the requirements to present Adjusted EBITDAre on a pro forma basis in accordance with Article 11 of Regulation S-X. The Annualized Pro Forma Adjustments are consistent with the debt service coverage ratio calculated under financial covenants for our senior unsecured notes. We believe Annualized Pro Forma Adjusted EBITDAre is a useful non-GAAP supplemental measure, as it excludes properties that were no longer owned at the balance sheet date and includes the annualized rent from properties acquired during the quarter. Management also uses our ratios of net debt-to-Annualized Adjusted EBITDAre and net debt-to Annualized Pro Forma Adjusted EBITDAre as measures of leverage in assessing our financial performance, which is calculated as net debt (which we define as total debt per the consolidated balance sheets, excluding deferred financing costs and net premiums and discounts, but including our proportionate share on debt from unconsolidated entities, less cash and cash equivalents), divided by annualized quarterly Adjusted EBITDAre and annualized Pro Forma Adjusted EBITDAre, respectively.

The following is a reconciliation of net income (which we believe is the most comparable U.S. GAAP measure) to Adjusted EBITDAre and Annualized Pro Forma EBITDAre calculations for the period indicated below (dollars in thousands):

	Three months ended March 31,
	2023		2022
Net income	$226,122		$199,971
Interest	154,132		106,403
Income taxes	11,950		10,981
Depreciation and amortization	451,477		403,762
Provisions for impairment	13,178		7,038
Merger and integration-related costs	1,307		6,519
Gain on sales of real estate	(4,279)		(10,156)
Foreign currency and derivative (gains) losses, net	(10,322)		590
Proportionate share of adjustments for unconsolidated entities	—		1,092
Quarterly Adjusted EBITDAre	$843,565		$726,200
Annualized Adjusted EBITDAre (1)	$3,374,260		$2,904,800
Annualized Pro Forma Adjustments	$83,015		$61,312
Annualized Pro Forma Adjusted EBITDAre	$3,457,275		$2,966,112
Total debt per the consolidated balance sheets, excluding deferred financing costs and net premiums and discounts	$18,748,217		$15,695,516
Proportionate share for unconsolidated entities debt, excluding deferred financing costs	—		86,006
Less: Cash and cash equivalents	(164,576)		(151,624)
Net Debt (2)	$18,583,641		$15,629,898
Net Debt/Annualized Adjusted EBITDAre	5.5	x	5.4	x
Net Debt/Annualized Pro Forma Adjusted EBITDAre	5.4	x	5.3	x
(1) We calculate Annualized Adjusted EBITDAre by multiplying the Quarterly Adjusted EBITDAre by four.
(2) Net Debt is total debt per our consolidated balance sheets, excluding deferred financing costs and net premiums and discounts, but including our proportionate share on debt from unconsolidated entities, less cash and cash equivalents.
As described above, the Annualized Pro Forma Adjustments, which include transaction accounting adjustments in accordance with U.S. GAAP, consist of adjustments to incorporate the Adjusted EBITDAre from properties we acquired or stabilized during the applicable quarter and remove Adjusted EBITDAre from properties we disposed of during the applicable quarter, giving pro forma effect to all transactions as if they occurred at the beginning of the period, consistent with the requirements of Article 11 of Regulation S-X. The following table summarizes our Annualized Pro Forma Adjusted EBITDAre calculation for the period indicated below:

	Three months ended March 31,
Dollars in thousands	2023	2022
Annualized pro forma adjustments from properties acquired or stabilized	$85,835	$64,805
Annualized pro forma adjustments from properties disposed	(2,820)	(3,493)
Annualized Pro forma Adjustments	$83,015	$61,312

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS ("FFO") AND NORMALIZED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS ("Normalized FFO")
We define FFO, a non-GAAP measure, consistent with the National Association of Real Estate Investment Trusts' definition, as net income available to common stockholders, plus depreciation and amortization of real estate assets, plus provisions for impairments of depreciable real estate assets, and reduced by gain on property sales. We define Normalized FFO, a non-GAAP financial measure, as FFO excluding merger and integration-related costs related to our merger with VEREIT, Inc. We define diluted FFO and diluted normalized FFO as FFO and normalized FFO adjusted for dilutive noncontrolling interests.
The following summarizes our FFO and Normalized FFO (dollars in millions, except per share data):

	Three months ended March 31,
	2023	2022	% Change
FFO available to common stockholders	$684.3	$601.4	13.8%
FFO per share (1)	$1.03	$1.01	2.0%
Normalized FFO available to common stockholders	$685.6	$607.9	12.8%
Normalized FFO per share (1)	$1.04	$1.02	2.0%
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

	Three months ended March 31,
	2023	2022
Net income available to common stockholders	$225,016	$199,369
Depreciation and amortization	451,477	403,762
Depreciation of furniture, fixtures and equipment	(542)	(478)
Provisions for impairment	13,178	7,038
Gain on sales of real estate	(4,279)	(10,156)
Proportionate share of adjustments for unconsolidated entities	—	2,235
FFO adjustments allocable to noncontrolling interests	(559)	(354)
FFO available to common stockholders	$684,291	$601,416
FFO allocable to dilutive noncontrolling interests	1,420	808
Diluted FFO	$685,711	$602,224

FFO available to common stockholders	$684,291	$601,416
Merger and integration-related costs	1,307	6,519
Normalized FFO available to common stockholders	$685,598	$607,935
Normalized FFO allocable to dilutive noncontrolling interests	1,420	808
Diluted Normalized FFO	$687,018	$608,743

FFO per common share
Basic	$1.04	$1.01
Diluted	$1.03	$1.01

Normalized FFO per common share, basic and diluted	$1.04	$1.02

Distributions paid to common stockholders	$497,245	$438,280
FFO available to common stockholders in excess of distributions paid to common stockholders	$187,046	$163,136
Normalized FFO available to common stockholders in excess of distributions paid to common stockholders	$188,353	$169,655
Weighted average number of common shares used for FFO and Normalized FFO:
Basic	660,462,399	593,827,299
Diluted	663,034,011	595,102,548
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

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS ("AFFO")
We define AFFO, a non-GAAP measure, as FFO adjusted for unique revenue and expense items, which we believe are not as pertinent to the measurement of our ongoing operating performance. We define diluted AFFO as AFFO adjusted for dilutive noncontrolling interests.
The following summarizes our AFFO (dollars in millions, except per share data):

	Three months ended March 31,		% Change
	2023	2022
AFFO available to common stockholders	$650.7	$580.1	12.2%
AFFO per share (1)	$0.98	$0.98	0.0%
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

	Three months ended March 31,
	2023	2022
Net income available to common stockholders	$225,016	$199,369
Cumulative adjustments to calculate Normalized FFO (1)	460,582	408,566
Normalized FFO available to common stockholders	685,598	607,935
Amortization of share-based compensation	6,300	5,002
Amortization of net debt premiums and deferred financing costs (2)	(13,688)	(17,096)
Non-cash (gain) loss on interest rate swaps	(1,801)	722
Straight-line impact of cash settlement on interest rate swaps (3)	1,797	—
Leasing costs and commissions	(444)	(2,373)
Recurring capital expenditures	(53)	(13)
Straight-line rent and expenses, net	(36,485)	(27,822)
Amortization of above and below-market leases, net	17,358	13,642
Proportionate share of adjustments for unconsolidated entities	—	(2,064)
Other adjustments (4)	(7,854)	2,165
AFFO available to common stockholders	$650,728	$580,098
AFFO allocable to dilutive noncontrolling interests	1,431	820
Diluted AFFO	$652,159	$580,918

AFFO per common share:
Basic	$0.99	$0.98
Diluted	$0.98	$0.98

Distributions paid to common stockholders	$497,245	$438,280

AFFO available to common stockholders in excess of distributions paid to common stockholders	$153,483	$141,818
Weighted average number of common shares used for computation per share:
Basic	660,462,399	593,827,299
Diluted	663,034,011	595,102,548

(1)See reconciling items for Normalized FFO presented under “Funds from Operations Available to Common Stockholders ("FFO") and Normalized Funds from Operations Available to Common Stockholders ("Normalized FFO")".
(2)Includes the amortization of premiums and discounts on notes payable and assumption of our mortgages payable, which are being amortized over the life of the applicable debt, and costs incurred and capitalized upon issuance and exchange of our notes payable, assumption of our mortgages payable and issuance of our term loans, which are also being amortized over the lives of the applicable debt. No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.
(3)Represents the straight-line amortization of $72.0 million gain realized upon the termination of $500.0 million in notional interest rate swaps, over the term of the $750.0 million of 5.625% senior unsecured notes due October 2032.
(4)Includes foreign currency gain and loss as a result of intercompany debt and remeasurement transactions, mark-to-market adjustments on investments and derivatives that do not qualify for hedge accounting, obligations related to financing lease liabilities, and adjustments allocable to noncontrolling interests.
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
PROPERTY PORTFOLIO INFORMATION
At March 31, 2023, out of the 12,492 properties that we owned or held interest in, 12,361 properties were leased under net lease agreements. A net lease typically requires the client to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, clients of our properties typically pay rent increases based on: (1) fixed increases, (2) increases tied to inflation (typically subject to ceilings), or (3) additional rent calculated as a percentage of the clients' gross sales above a specified level.
We define total portfolio annualized contractual rent as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables, but excluding percentage rent and reimbursements from clients, as of the balance sheet date, multiplied by 12, excluding percentage rent. We believe total portfolio annualized contractual rent is a useful supplemental operating measure, as it excludes properties that were no longer owned at the balance sheet date and includes the annualized rent from properties acquired during the quarter. Total portfolio annualized contractual rent has not been reduced to reflect reserves recorded as adjustments to U.S. GAAP rental revenue in the periods presented and excludes unconsolidated entities.
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

	Percentage of Total Portfolio Annualized Contractual Rent by Industry (1)
	As of
	Mar 31, 2023	Dec 31, 2022	Dec 31, 2021	Dec 31, 2020	Dec 31, 2019
Grocery stores	10.2%	10.0%	10.2%	9.8%	7.9%
Convenience stores	8.7	8.6	9.1	11.9	12.3
Dollar stores	7.3	7.4	7.5	7.6	7.9
Home improvement	5.8	5.6	5.1	4.3	2.9
Restaurants - quick service	5.8	6.0	6.6	5.3	5.8
Drug stores	5.8	5.7	6.6	8.2	8.8
Restaurants - casual dining	4.9	5.1	5.9	2.8	3.2
Health and fitness	4.3	4.4	4.7	6.7	7.0
Automotive service	4.0	4.0	3.2	2.7	2.6
General merchandise	3.8	3.7	3.7	3.4	2.5
(1) The presentation of Top 10 Industry Concentrations combines total portfolio contractual rent from the U.S. and Europe. Europe consists of properties in the U.K., starting in May 2019, in Spain, starting in September 2021, and in Italy, starting in October 2022.
Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of March 31, 2023 (dollars in thousands):

Property Type	Number of Properties	Approximate Leasable Square Feet (1)	Total Portfolio Annualized Contractual Rent	Percentage of Total Portfolio Annualized Contractual Rent
Retail	12,103	160,734,000	$2,905,859	82.0%
Industrial	351	80,486,500	469,304	13.3
Gaming	1	3,096,700	100,000	2.8
Other (2)	37	2,411,200	64,502	1.9
Totals	12,492	246,728,400	$3,539,665	100.0%
(1)Includes leasable building square footage. Excludes 2,962 acres of leased land categorized as agriculture at March 31, 2023.
(2)"Other" includes 27 properties classified as agriculture, consisting of approximately 272,400 leasable square feet and $37.4 million in annualized contractual rent and ten properties classified as office, consisting of approximately 2.1 million leasable square feet and $27.1 million in annualized contractual rent.

Client Diversification
The following table sets forth the 20 largest clients in our property portfolio, expressed as a percentage of total portfolio annualized contractual rent, which does not give effect to deferred rent, at March 31, 2023:

Client	Number of Leases	Percentage of Total Portfolio Annualized Contractual Rent (1)
Dollar General	1,540	4.0%
Walgreens	357	3.6
7-Eleven	635	3.4
Dollar Tree / Family Dollar	1,135	3.4
Wynn Resorts	1	2.8
FedEx	80	2.5
LA Fitness	76	2.0
B&Q (Kingfisher)	41	1.8
Sainsbury's	28	1.8
BJ's Wholesale Clubs	33	1.7
CVS Pharmacy	191	1.6
Wal-Mart / Sam's Club	67	1.6
Lifetime Fitness	21	1.5
Tractor Supply	180	1.4
AMC Theaters	35	1.3
Red Lobster	200	1.3
Regal Cinemas (Cineworld)	41	1.3
Tesco	18	1.3
Lowe's	40	1.2
Kroger	36	1.1
Total	4,755	40.5%
(1)Amounts for each client are calculated independently; therefore, the individual percentages may not sum to the total.

Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the client) and their contribution to total portfolio annualized contractual rent as of March 31, 2023 (dollars in thousands):

Total Portfolio (1)
	Expiring Leases		Approximate Leasable Square Feet	Total Portfolio Annualized Contractual Rent	Percentage of Total Portfolio Annualized Contractual Rent
Year	Retail	Non-Retail
2023	429	10	4,268,600	$66,738	1.9%
2024	679	35	12,808,900	147,337	4.2
2025	897	36	14,527,100	206,217	5.8
2026	821	33	16,498,300	193,593	5.5
2027	1,401	35	22,055,800	284,740	8.0
2028	1,380	49	26,266,900	312,930	8.8
2029	961	20	20,324,200	252,442	7.1
2030	573	20	15,529,100	182,571	5.2
2031	530	39	21,992,200	248,711	7.0
2032	962	34	17,626,300	251,387	7.1
2033	628	16	14,970,100	185,924	5.3
2034	568	7	10,437,000	216,862	6.1
2035	427	3	5,200,000	112,124	3.2
2036	420	8	7,636,300	137,516	3.9
2037	477	9	8,292,500	130,712	3.7
2038-2143	1,551	61	25,745,000	609,861	17.2
Totals	12,704	415	244,178,300	$3,539,665	100.0%
(1)Leases on our multi-client properties are counted separately in the table above. This table excludes 185 vacant units.

Geographic Diversification
The following table sets forth certain geographic information regarding our property portfolio as of March 31, 2023 (dollars in thousands):

Location	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Percentage of Total Portfolio Annualized Contractual Rent
Alabama	397	98%	4,316,200	1.9%
Alaska	6	100	299,700	0.1
Arizona	247	100	3,722,600	2.0
Arkansas	243	100	2,654,100	1.1
California	350	99	11,494,900	5.7
Colorado	169	99	2,687,100	1.4
Connecticut	24	96	1,191,000	0.4
Delaware	24	100	141,100	0.1
Florida	792	99	10,133,400	5.0
Georgia	555	99	9,078,600	3.5
Hawaii	22	100	47,800	0.2
Idaho	27	100	189,100	0.1
Illinois	543	99	12,869,300	5.2
Indiana	416	99	8,151,900	2.7
Iowa	105	100	3,432,300	0.9
Kansas	189	100	4,656,000	1.1
Kentucky	364	99	6,200,700	1.7
Louisiana	339	100	5,129,700	1.8
Maine	55	100	1,091,000	0.5
Maryland	79	97	3,067,500	1.3
Massachusetts	91	100	6,201,200	4.1
Michigan	473	99	5,836,800	2.7
Minnesota	257	99	4,296,000	1.9
Mississippi	285	100	4,302,700	1.2
Missouri	383	98	5,150,900	1.8
Montana	24	100	223,100	0.1
Nebraska	80	98	1,132,500	0.4
Nevada	74	100	2,665,700	0.9
New Hampshire	31	97	568,200	0.3
New Jersey	145	97	2,243,100	1.6
New Mexico	107	100	1,343,500	0.6
New York	245	98	4,559,000	2.8
North Carolina	403	98	8,224,600	3.0
North Dakota	21	100	427,800	0.2
Ohio	693	99	15,519,600	4.1
Oklahoma	313	99	4,232,700	1.7
Oregon	41	100	650,400	0.4
Pennsylvania	342	97	6,230,800	2.5
Rhode Island	7	100	101,700	0.1
South Carolina	313	99	4,445,600	1.8
South Dakota	33	100	518,700	0.2
Tennessee	447	98	7,220,300	2.5
Texas	1,569	99	26,003,600	10.3
Utah	37	100	1,537,500	0.5
Vermont	7	100	134,900	0.1
Virginia	364	99	7,335,600	2.4
Washington	79	100	1,783,500	0.9
West Virginia	78	100	758,600	0.4
Wisconsin	284	100	5,767,000	1.9
Wyoming	23	100	157,700	0.1
Puerto Rico	6	100	59,400	0.1
United Kingdom	232	100	21,506,500	10.3
Spain	52	100	3,960,100	1.0
Italy	7	100	1,075,100	0.4
Totals/average	12,492	99%	246,728,400	100.0%

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
IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
For information on the impact of new accounting standards on our business, see note 1, Basis of Presentation, to our Consolidated Financial Statements.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements have been prepared in accordance with U.S. GAAP and are the basis for our discussion and analysis of financial condition and results of operations. Preparing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. We believe that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. There have been no material changes to the Critical Accounting Policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in note 2, Summary of Significant Accounting Policies and Procedures and New Accounting Standards, to our consolidated financial statements in our Annual Report.
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

In order to mitigate and manage the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate swaps, interest rate swaptions, interest rate locks and caps. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks, including counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. To limit counterparty credit risk, we will seek to enter into such agreements with major financial institutions with favorable credit ratings. There can be no assurance that we will be able to adequately protect against the foregoing risks or realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging activities. We do not enter into any derivative transactions for speculative or trading purposes.

The following table presents, by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of March 31, 2023. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):
Expected Maturity Data

Year of Principal Due	Fixed rate debt	Weighted average rate on fixed rate debt	Variable rate debt	Weighted average rate on variable rate debt
2023	$20.9	4.42%	$157.5	3.12%
2024	2,895.0	4.68%	—	—
2025	1,092.9	4.23%	—	—
2026	1,587.1	3.72%	1,647.3	3.60%
2027	2,026.3	2.67%	—	—
Thereafter	9,321.2	3.37%	—	—
Totals (1)	$16,943.4	3.60%	$1,804.8	3.56%
Fair Value (2)	$15,458.3		$1,804.6
(1)Excludes net premiums recorded on mortgages payable, net premiums recorded on notes payable, deferred financing costs on mortgages payable, notes payable, and term loans, and basis adjustment on interest rate swaps designated as fair value hedges on notes payable.
(2)We base the estimated fair value of the publicly-traded fixed rate senior notes and bonds at March 31, 2023, on the indicative market prices and recent trading activity of our senior notes and bonds payable. We base the estimated fair value of our fixed rate mortgages and private senior notes payable at March 31, 2023, on the relevant forward interest rate curve, plus an applicable credit-adjusted spread. We believe that the carrying values of the line of credit and commercial paper borrowings and term loan balances reasonably approximate their estimated fair values at March 31, 2023.
The table above incorporates only those exposures that exist as of March 31, 2023. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.
At March 31, 2023, our outstanding notes, bonds and mortgages payable had fixed interest rates. Interest on our credit facility and commercial paper borrowings and term loans is variable. However, the variable interest rate feature on our term loans have been mitigated by interest rate swap agreements. Based on our revolving credit facility balance of $1.15 billion at March 31, 2023, a 1% change in interest rates would change our interest rate costs by $11.5 million per year.
Foreign Currency Exchange Rates
We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest thereby providing a natural hedge. We continuously evaluate and manage our foreign currency risk through the use of derivative financial instruments, including currency exchange swaps, and foreign currency forward contracts with financial counterparties where practicable. Such derivative instruments are viewed as risk management tools and are not used for speculative or trading purposes. Additionally, our inability to redeploy rent receipts from our international operations on a timely basis subjects us to foreign exchange risk.
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

As of and for the quarter ended March 31, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.
Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2023 our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.    OTHER INFORMATION
Item 1A. Risk Factors
You should carefully consider the risks described in "Item 1A, Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2021 Incentive Award Plan of Realty Income Corporation:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1, 2023 — January 31, 2023	53,210	$63.43
February 1, 2023 — February 28, 2023	40,640	$67.09
March 1, 2023 — March 31, 2023	87	$63.47
Total	93,937	$65.01
(1)All 93,937 shares of common stock purchased during the three months ended March 31, 2023 were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2021 Incentive Award Plan of Realty Income Corporation. The withholding of common stock by us could be deemed a purchase of such common stock.

Item 6:        Exhibits

Exhibit No.	Description
Plans of acquisition, reorganization, arrangement, liquidation or succession
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

4.2	Form of 5.050% Note due 2026 issued on January 13, 2023 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on January 13, 2023 (File No. 001-13374) and incorporated herein by reference).
4.3	Form of 4.850% Note due 2030 issued on January 13, 2023 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on January 13, 2023 (File No. 001-13374) and incorporated herein by reference).
4.4
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

4.5	Form of 4.700% Note due 2028 issued on April 14, 2023 (filed as part of exhibit 4.4 to the Company's Form 8-K, filed on April 14, 2023 (File No. 001-13374) and incorporated herein by reference).
4.6	Form of 4.900% Note due 2033 issued on April 14, 2023 (filed as part of exhibit 4.4 to the Company's Form 8-K, filed on April 14, 2023 (File No. 001-13374) and incorporated herein by reference).
4.7
Officers’ Certificate dated April 14, 2023 pursuant to Sections 201, 301 and 303 of the Indenture dated as of October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing the terms of a new series of debt securities entitled “4.700% Notes due 2028” and a new series of debt securities entitled “4.900% Notes due 2033” and including the forms of debt securities of each such series (filed as exhibit 4.4 to the Company's Form 8-K, filed on April 14, 2023 (File No. 001-13374) and incorporated herein by reference).

Material Contracts
10.1+
Form of Restricted Stock Agreement for Executive Officers under the Realty Income Corporation 2021 Incentive Award Plan (filed as exhibit 10.25 to the Company's Form 10-K, filed on February 22, 2023 (File No. 001-13374) and incorporated herein by reference).

10.2+
Form of Restricted Stock Agreement for Executive Officers (Christie Kelly) under the Realty Income Corporation 2021 Incentive Award Plan (filed as exhibit 10.26 to the Company's Form 10-K, filed on February 22, 2023 (File No. 001-13374) and incorporated herein by reference).

10.3+
Form of Performance Share Award Agreement for Executive Officers under the Realty Income Corporation 2021 Incentive Award Plan (filed as exhibit 10.27 to the Company's Form 10-K, filed on February 22, 2023 (File No. 001-13374) and incorporated herein by reference).

10.4+
Form of Performance Share Award Agreement for Executive Officers (Christie Kelly) under the Realty Income Corporation 2021 Incentive Award Plan (filed as exhibit 10.28 to the Company's Form 10-K, filed on February 22, 2023 (File No. 001-13374) and incorporated herein by reference).

10.5+
Realty Income Corporation Retirement Policy, effective as of November 7, 2022 (filed as exhibit 10.29 to the Company's Form 10-K, filed on February 22, 2023 (File No. 001-13374) and incorporated herein by reference).

10.6
Term Loan Agreement, dated January 6, 2023, by and among Realty Income Corporation, as borrower, the lender parties thereto, as lenders, and Toronto Dominion (Texas) LLC, as administrative agent (filed as exhibit 10.1 to the Company’s Form 8-K, filed on January 6, 2023 (File No. 001-13374) and incorporated herein by reference).

Certifications
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Interactive Data Files
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
**Furnished herewith.
+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: May 4, 2023	/s/ SEAN P. NUGENT
Sean P. Nugent
Senior Vice President, Controller and Principal Accounting Officer
(Principal Accounting Officer)