Form 10-Q
period 2023-06-30
REALTY INCOME CORP
filed 2023-08-03
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023, or
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 1-13374
REALTY INCOME CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	33-0580106
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
11995 El Camino Real, San Diego, California 92130
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (858) 284-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Stock, $0.01 Par Value	O	New York Stock Exchange
1.125% Notes due 2027	O27A	New York Stock Exchange
1.875% Notes due 2027	O27B	New York Stock Exchange
1.625% Notes due 2030	O30	New York Stock Exchange
4.875% Notes due 2030	O30A	New York Stock Exchange
1.750% Notes due 2033	O33A	New York Stock Exchange
5.125% Notes due 2034	O34	New York Stock Exchange
2.500% Notes due 2042	O42	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
There were 708,787,568 shares of common stock outstanding as of July 31, 2023.

REALTY INCOME CORPORATION
Index to Form 10-Q
June 30, 2023

PART 1. FINANCIAL INFORMATION
Item 1: Financial Statements
REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts) (unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Real estate held for investment, at cost:
Land	$14,011,325	$12,948,835
Buildings and improvements	32,652,912	29,707,751
Total real estate held for investment, at cost	46,664,237	42,656,586
Less accumulated depreciation and amortization	(5,485,766)	(4,904,165)
Real estate held for investment, net	41,178,471	37,752,421
Real estate and lease intangibles held for sale, net	17,324	29,535
Cash and cash equivalents	253,693	171,102
Accounts receivable, net	620,599	543,237
Lease intangible assets, net	5,238,400	5,168,366
Goodwill	3,731,478	3,731,478
Other assets, net	2,940,701	2,276,953
Total assets	$53,980,666	$49,673,092

LIABILITIES AND EQUITY
Distributions payable	$182,855	$165,710
Accounts payable and accrued expenses	559,383	399,137
Lease intangible liabilities, net	1,439,968	1,379,436
Other liabilities	855,496	774,787
Line of credit payable and commercial paper	990,257	2,729,040
Term loan, net	1,324,285	249,755
Mortgages payable, net	841,690	853,925
Notes payable, net	16,475,589	14,278,013
Total liabilities	22,669,523	20,829,803
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 1,300,000 shares authorized, 708,773 and 660,300 shares issued and outstanding as of June 30, 2023, and December 31, 2022, respectively	37,149,380	34,159,509
Distributions in excess of net income	(6,102,226)	(5,493,193)
Accumulated other comprehensive income	96,057	46,833
Total stockholders’ equity	31,143,211	28,713,149
Noncontrolling interests	167,932	130,140
Total equity	31,311,143	28,843,289
Total liabilities and equity	$53,980,666	$49,673,092
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
REVENUE
Rental (including reimbursable)	$995,289	$800,800	$1,920,578	$1,600,365
Other	23,916	9,619	43,026	17,397
Total revenue	1,019,205	810,419	1,963,604	1,617,762

EXPENSES
Depreciation and amortization	472,278	409,437	923,755	813,199
Interest	183,857	110,121	337,989	216,524
Property (including reimbursable)	94,703	52,180	164,100	104,522
General and administrative	36,829	34,139	70,996	66,838
Provisions for impairment	29,815	7,691	42,993	14,729
Merger and integration-related costs	341	2,729	1,648	9,248
Total expenses	817,823	616,297	1,541,481	1,225,060
Gain on sales of real estate	7,824	40,572	12,103	50,728
Foreign currency and derivative (loss) gain, net	(2,552)	7,480	7,770	6,890
Gain on extinguishment of debt	—	127	—	127
Equity in income and impairment of investment in unconsolidated entities	411	(6,627)	411	(5,673)
Other income, net	3,020	2,806	5,750	4,658
Income before income taxes	210,085	238,480	448,157	449,432
Income taxes	(12,932)	(14,658)	(24,882)	(25,639)
Net income	197,153	223,822	423,275	423,793
Net income attributable to noncontrolling interests	(1,738)	(615)	(2,844)	(1,217)
Net income available to common stockholders	$195,415	$223,207	$420,431	$422,576

Amounts available to common stockholders per common share:
Net income available to common stockholders per common share, basic and diluted	$0.29	$0.37	$0.63	$0.71

Weighted average common shares outstanding:
Basic	674,109	601,672	667,357	597,778
Diluted	674,593	602,031	668,108	598,141

Net income available to common stockholders	$195,415	$223,207	$420,431	$422,576
Total other comprehensive income (loss):
Foreign currency translation adjustment	29,046	(48,992)	57,796	(59,698)
Unrealized (loss) gain on derivatives, net	(6,410)	33,454	(8,572)	77,144
Total other comprehensive income (loss)	$22,636	$(15,538)	$49,224	$17,446
Comprehensive income available to common stockholders	$218,051	$207,669	$469,655	$440,022
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)
Three months ended June 30, 2023, and 2022

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income	Total stockholders’ equity	Noncontrolling interests	Total equity
Balance, March 31, 2023	673,207	$34,958,608	$(5,772,923)	$73,421	$29,259,106	$128,232	$29,387,338
Net income	—	—	195,415	—	195,415	1,738	197,153
Other comprehensive income	—	—	—	22,636	22,636	—	22,636
Distributions paid and payable	—	—	(524,718)	—	(524,718)	(1,597)	(526,315)
Share issuances, net of costs	35,519	2,183,194	—	—	2,183,194	—	2,183,194
Contributions by noncontrolling interests	—	—	—	—	—	39,559	39,559
Share-based compensation, net	47	7,578	—	—	7,578	—	7,578
Balance, June 30, 2023	708,773	$37,149,380	$(6,102,226)	$96,057	$31,143,211	$167,932	$31,311,143

Balance, March 31, 2022	601,567	$30,236,374	$(4,772,112)	$37,917	$25,502,179	$76,546	$25,578,725
Net income	—	—	223,207	—	223,207	615	223,822
Other comprehensive loss	—	—	—	(15,538)	(15,538)	—	(15,538)
Distributions paid and payable	—	—	(450,245)	—	(450,245)	(894)	(451,139)
Share issuances, net of costs	15,961	1,060,529	—	—	1,060,529	—	1,060,529
Share-based compensation, net	36	6,480	—	—	6,480	—	6,480
Balance, June 30, 2022	617,564	$31,303,383	$(4,999,150)	$22,379	$26,326,612	$76,267	$26,402,879

Six months ended June 30, 2023 and 2022

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income	Total stockholders’ equity	Noncontrolling interests	Total equity
Balance, December 31, 2022	660,300	$34,159,509	$(5,493,193)	$46,833	$28,713,149	$130,140	$28,843,289
Net income	—	—	420,431	—	420,431	2,844	423,275
Other comprehensive income	—	—	—	49,224	49,224	—	49,224
Distributions paid and payable	—	—	(1,029,464)	—	(1,029,464)	(4,611)	(1,034,075)
Share issuances, net of costs	48,226	2,982,094	—	—	2,982,094		2,982,094
Contributions by noncontrolling interests	—	—	—	—	—	39,559	39,559
Share-based compensation, net	247	7,777	—	—	7,777	—	7,777
Balance, June 30, 2023	708,773	$37,149,380	$(6,102,226)	$96,057	$31,143,211	$167,932	$31,311,143

Balance December 31, 2021	591,262	$29,578,212	$(4,530,571)	$4,933	$25,052,574	$76,826	$25,129,400
Net income	—	—	422,576	—	422,576	1,217	423,793
Other comprehensive income	—	—	—	17,446	17,446	—	17,446
Distributions paid and payable	—	—	(891,155)	—	(891,155)	(1,776)	(892,931)
Share issuances, net of costs	26,133	1,720,573	—	—	1,720,573	—	1,720,573
Share-based compensation, net	169	4,598	—	—	4,598	—	4,598
Balance, June 30, 2022	617,564	$31,303,383	$(4,999,150)	$22,379	$26,326,612	$76,267	$26,402,879
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$423,275	$423,793
Adjustments to net income:
Depreciation and amortization	923,755	813,199
Amortization of share-based compensation	13,923	11,643
Non-cash revenue adjustments	(33,420)	(25,332)
Gain on extinguishment of debt	—	(127)
Amortization of net premiums on mortgages payable	(6,396)	(7,091)
Amortization of net premiums on notes payable	(30,657)	(31,423)
Amortization of deferred financing costs	12,568	7,081
(Loss) gain on interest rate swaps	(3,600)	1,446
Foreign currency and unrealized derivative loss, net	(6,289)	(6,890)
Gain on sales of real estate	(12,103)	(50,728)
Equity in income and impairment of investment in unconsolidated entities	(411)	5,673
Distributions from unconsolidated entities	—	1,490
Provisions for impairment on real estate	42,993	14,729
Change in assets and liabilities
Accounts receivable and other assets	25,733	134,019
Accounts payable, accrued expenses and other liabilities	116,742	(34,921)
Net cash provided by operating activities	1,466,113	1,256,561
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(4,686,800)	(3,166,063)
Improvements to real estate, including leasing costs	(29,458)	(29,654)
Proceeds from sales of real estate	60,460	272,245
Return of investment from unconsolidated entities	3,927	746
Insurance proceeds received	7,198	16,046
Non-refundable escrow deposits	(1,935)	(13,815)
Net cash used in investing activities	(4,646,608)	(2,920,495)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(1,012,336)	(884,109)
Borrowings on line of credit and commercial paper programs	27,136,997	9,366,868
Payments on line of credit and commercial paper programs	(28,911,973)	(9,724,268)
Proceeds from term loan	1,029,383	—
Proceeds from notes payable issued	2,074,883	1,405,691
Principal payments on mortgages payable	(8,070)	(225,951)
Proceeds from common stock offerings, net	2,976,683	1,712,696
Proceeds from dividend reinvestment and stock purchase plan	5,411	5,731
Distributions to noncontrolling interests	(3,038)	(1,776)
Net (payments) receipts on derivative settlements	(9,285)	7,474
Debt issuance costs	(25,108)	(27,272)
Other items, including shares withheld upon vesting	(6,146)	(4,899)
Net cash provided by financing activities	3,247,401	1,630,185
Effect of exchange rate changes on cash and cash equivalents	21,075	(24,955)
Net increase (decrease) in cash, cash equivalents and restricted cash	87,981	(58,704)
Cash, cash equivalents and restricted cash, beginning of period	226,881	332,369
Cash, cash equivalents and restricted cash, end of period	$314,862	$273,665
For supplemental disclosures, see note 15, Supplemental Disclosures of Cash Flow Information.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited)
1.    Basis of Presentation
Realty Income Corporation (“Realty Income,” the “Company,” “we,” “our” or “us”) was founded in 1969 and is organized as a Maryland corporation. We invest in commercial real estate and have elected to be taxed as a real estate investment trust ("REIT"). We are listed on the New York Stock Exchange ("NYSE") under the symbol “O”.
As of June 30, 2023, we owned or held interests in a diversified portfolio of 13,118 properties located in all 50 states of the United States ("U.S."), Puerto Rico, the United Kingdom ("U.K."), Spain, Italy, and Ireland, with approximately 255.5 million square feet of leasable space.
Our accompanying unaudited consolidated financial statements were prepared from our books and records in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily an indication of the results that may be expected for the entire year. Readers of this quarterly report should refer to our audited consolidated financial statements for the year ended December 31, 2022, which are included in our 2022 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report. The U.S. dollar (“USD”) is our reporting currency. Unless otherwise indicated, all dollar amounts are expressed in USD.
For our consolidated subsidiaries whose functional currency is not the USD, we translate their financial statements into USD at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect at the balance sheet date. The resulting translation adjustments are included in 'Accumulated other comprehensive income' ("AOCI") in the consolidated balance sheets. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical exchange rate. Income statement accounts are translated using the average exchange rate for the period.
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

At June 30, 2023, Realty Income, L.P. and certain investments, including investments in joint ventures, are considered VIEs in which we were deemed the primary beneficiary based on our controlling financial interests. Below is a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets at June 30, 2023, and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Net real estate	$2,432,712	$920,032
Total assets	$3,165,836	$1,082,346
Total liabilities	$159,014	$60,127
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
Reclassification. Certain prior period amounts have been reclassified to conform to the current year presentation.
Value-added tax receivable is now included in 'Other assets, net', in the consolidated balance sheets. Previously, this was categorized as 'Accounts receivable, net' in the consolidated balance sheets.
Use of Estimates. The consolidated financial statements were prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Segment Reporting. We report our results in a single reportable segment, which reflects how our chief operating decision maker allocates resources and assesses our performance.
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
We assess the probability of collecting substantially all of the lease payments to which we are entitled under the original lease contract as required under Topic 842, Leases. We assess the collectability of our future lease payments based on an analysis of creditworthiness, economic trends and other facts and circumstances related to the applicable clients. If we conclude the collection of substantially all lease payments under a lease is less than probable, rental revenue recognized for that lease is limited to cash received going forward, existing operating lease receivables, including those related to straight-line rental revenue, must be written off as an adjustment to rental revenue, and no further operating lease receivables are recorded for that lease until such future determination is made that substantially all lease payments under that lease are now considered probable. If we subsequently conclude that the collection of substantially all lease payments under a lease is probable, a reversal of lease receivables previously written off is recognized.
Goodwill. Goodwill is not amortized, but is subject to impairment reviews annually, or more frequently if necessary. Goodwill is qualitatively assessed to determine whether a quantitative impairment assessment is necessary. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized, and the asset is written down to its estimated fair value. We perform our annual goodwill impairment assessment as of June 30. During the six months ended June 30, 2023 and 2022, there were no impairments of goodwill.
Concentration of Credit Risk. There were no clients who accounted for more than more than 10% of our total revenue for each of the six months ended June 30, 2023, and 2022.
Recent Accounting Pronouncements. The Company reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our consolidated financial statements.
2.    Supplemental Detail for Certain Components of Consolidated Balance Sheets (in thousands):

A.	Accounts receivable, net, consist of the following at:	June 30, 2023	December 31, 2022
	Straight-line rent receivables, net	$440,939	$363,993
	Client receivables, net	179,660	179,244
		$620,599	$543,237

B.	Lease intangible assets, net, consist of the following at:	June 30, 2023	December 31, 2022
	In-place leases	$5,649,747	$5,324,565
	Accumulated amortization of in-place leases	(1,715,425)	(1,409,878)
	Above-market leases	1,824,355	1,697,367
	Accumulated amortization of above-market leases	(520,277)	(443,688)
		$5,238,400	$5,168,366

C.	Other assets, net, consist of the following at:	June 30, 2023	December 31, 2022
	Financing receivables	$1,556,342	$933,116
	Right of use asset - operating leases, net	589,237	603,097
	Right of use asset - financing leases	538,168	467,920
	Value-added tax receivable	51,983	24,726
	Prepaid expenses	39,595	28,128
	Impounds related to mortgages payable	37,174	18,152
	Derivative assets and receivables – at fair value	32,730	83,100
	Restricted escrow deposits	23,995	37,627
	Credit facility origination costs, net	14,730	17,196
	Corporate assets, net	13,649	12,334
	Investment in sales type lease	6,003	5,951
	Non-refundable escrow deposits	1,935	5,667
	Other items	35,160	39,939
		$2,940,701	$2,276,953

D.	Accounts payable and accrued expenses consist of the following at:	June 30, 2023	December 31, 2022
	Notes payable - interest payable	$169,773	$129,202
	Derivative liabilities and payables – at fair value	93,017	64,724
	Accrued costs on properties under development	65,981	26,559
	Property taxes payable	63,337	45,572
	Value-added tax payable	44,981	23,375
	Accrued income taxes	40,826	22,626
	Accrued property expenses	26,718	25,290
	Mortgages, term loans, and credit line - interest payable	7,802	5,868
	Other items	46,948	55,921
		$559,383	$399,137

E.	Lease intangible liabilities, net, consist of the following at:	June 30, 2023	December 31, 2022
	Below-market leases	$1,728,348	$1,617,870
	Accumulated amortization of below-market leases	(288,380)	(238,434)
		$1,439,968	$1,379,436

F.	Other liabilities consist of the following at:	June 30, 2023	December 31, 2022
	Lease liability - operating leases, net	$428,178	$440,096
	Rent received in advance and other deferred revenue	358,086	269,645
	Lease liability - financing leases	49,208	49,469
	Security deposits	20,024	15,577
		$855,496	$774,787
3.    Investments in Real Estate
A.    Acquisitions of Real Estate
Below is a summary of our acquisitions for the six months ended June 30, 2023:

	Number of Properties	Leasable Square Feet (in thousands)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Weighted Average Cash Lease Yield (1)
Acquisitions - U.S.	747	12,483	$3,408.9	15.9	6.9%
Acquisitions - Europe	31	4,181	788.7	9.3	7.4%
Total acquisitions	778	16,664	$4,197.6	14.6	7.0%
Properties under development (2)	219	5,635	569.9	16.5	6.5%
Total (3)	997	22,299	$4,767.5	14.8	6.9%

(1)The initial weighted average cash lease yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property. Since it is possible that a client could default on the payment of contractual rent (defined as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables), we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above. Contractual net operating income used in the calculation of initial weighted average cash lease yield includes approximately $1.5 million received as settlement credits as reimbursement of free rent periods for the six months ended June 30, 2023.
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
(2)Includes £8.7 million of investments in three U.K. development properties and €10.2 million of investment in one Spain development property, converted at the applicable exchange rates on the funding dates.
(3)Our clients occupying the new properties are 89.9% retail and 10.1% industrial based on annualized contractual rent. Approximately 26% of the annualized contractual rent generated from acquisitions during the six months ended June 30, 2023 is from our investment grade rated clients, their subsidiaries or affiliated companies.
The aggregate purchase price of the assets acquired during the six months ended June 30, 2023 has been allocated as follows (in millions):

	Acquisitions - USD	Acquisitions - Sterling	Acquisitions - Euro
Land (1)	$665.4	£141.0	€15.2
Buildings and improvements	2,259.3	318.8	22.1
Lease intangible assets (2)	328.6	76.3	14.4
Other assets (3)	620.9	59.7	—
Lease intangible liabilities (4)	(99.4)	(6.8)	(0.9)
Other liabilities (5)	(57.0)	(0.1)	—
	$3,717.8	£588.9	€50.8

(1)Sterling-denominated land includes £7.6 million of right of use assets under long-term ground leases.
(2)The weighted average amortization period for acquired lease intangible assets is 11.6 years.
(3)USD-denominated other assets consist entirely of financing receivables with above-market terms. Sterling-denominated other assets consist of £11.1 million of financing receivables with above-market terms and £48.6 million of right-of-use assets accounted for as finance leases.
(4)The weighted average amortization period for acquired lease intangible liabilities is 16.8 years.
(5)USD-denominated other liabilities consist entirely of deferred rent on certain below-market leases.
The properties acquired during the six months ended June 30, 2023 generated total revenues of $70.8 million and net income of $32.9 million during the six months ended June 30, 2023.
B.    Investments in Existing Properties
During the six months ended June 30, 2023, we capitalized costs of $31.9 million on existing properties in our portfolio, consisting of $26.3 million for non-recurring building improvements, $5.5 million for re-leasing costs, and $0.1 million for recurring capital expenditures. In comparison, during the six months ended June 30, 2022, we capitalized costs of $37.8 million on existing properties in our portfolio, consisting of $31.8 million for non-recurring building improvements, $3.2 million for re-leasing costs, and $2.8 million for recurring capital expenditures.
C.    Properties with Existing Leases
The value of the in-place and above-market leases is recorded to 'Lease intangible assets, net' on our consolidated balance sheets, and the value of the below-market leases is recorded to 'Lease intangible liabilities, net' on our consolidated balance sheets.
The values of the in-place leases are amortized as depreciation and amortization expense. The amounts amortized to expense for all of our in-place leases, for the six months ended June 30, 2023, and 2022 were $319.4 million and $318.3 million, respectively.
The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue in the consolidated statements of income and comprehensive income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the six months ended June 30, 2023, and 2022 were $86.8 million and $48.6 million, respectively. If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.

The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at June 30, 2023 (dollars in thousands):

	Net increase (decrease) to rental revenue	Increase to amortization expense
2023	$(31,009)	$313,260
2024	(56,416)	571,588
2025	(49,649)	492,288
2026	(41,955)	439,340
2027	(33,293)	381,063
Thereafter	348,212	1,736,783
Totals	$135,890	$3,934,322
D.    Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Number of properties	29	70	55	104
Net sales proceeds	$31.9	$150.0	$60.5	$272.2
Gain on sales of real estate	$7.8	$40.6	$12.1	$50.7

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
As of June 30, 2023, we had a borrowing capacity of $3.4 billion available on our revolving credit facility (subject to customary conditions to borrowing) and an outstanding balance of $867.5 million, comprised of £644.0 million Sterling and €45.0 million Euro borrowings, as compared to an outstanding balance at December 31, 2022 of $2.0 billion, comprised of €1.8 billion Euro and £70.0 million Sterling borrowings.
The weighted average interest rate on outstanding borrowings under our revolving credit facility was 4.6% and 1.5% during the six months ended June 30, 2023, and 2022, respectively. At June 30, 2023, our weighted average interest rate on borrowings outstanding under our revolving credit facility was 5.6%. Our revolving credit facility is subject to various leverage and interest coverage ratio limitations, and at June 30, 2023, we were in compliance with the covenants under our revolving credit facility.
As of June 30, 2023, credit facility origination costs of $14.7 million are included in other assets, net, as compared to $17.2 million at December 31, 2022, on our consolidated balance sheets. These costs are being amortized over the remaining term of our revolving credit facility.
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
As of June 30, 2023, the balance of borrowings outstanding under our commercial paper programs was $122.7 million, consisting entirely of USD borrowings, as compared to $701.8 million outstanding commercial paper borrowings, including €361.0 million of Euro-denominated borrowings, at December 31, 2022. The weighted average interest rate on outstanding borrowings under our commercial paper programs was 4.5% and 0.8% for the six months ended June 30, 2023, and 2022, respectively. As of June 30, 2023, our weighted average interest rate on outstanding borrowings under our commercial paper programs was 5.4%. We use our $4.25 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper programs. The commercial paper borrowings generally carry a term of less than a year.
5.    Term Loans
In January 2023, we entered into a term loan agreement, permitting us to incur multicurrency term loans, up to an aggregate of $1.5 billion in total borrowings. As of June 30, 2023, we had $1.1 billion in multicurrency borrowings, including $90.0 million, £705.0 million, and €85.0 million in outstanding borrowings. The 2023 term loans initially mature in January 2024 and include two 12-month maturity extensions that can be exercised at our option. Our A3/A- credit ratings provide for a borrowing rate of 80 basis points over the applicable benchmark rate, which includes adjusted SOFR for USD-denominated loans, adjusted SONIA for Sterling-denominated loans, and EURIBOR for Euro-denominated loans. In conjunction with our 2023 term loans, we entered into interest rate swaps which fix our per annum interest rate. As of June 30, 2023, the effective interest rate, after giving effect to the interest rate swaps, was 5.0%.
We also have a $250.0 million senior unsecured term loan, which matures in March 2024. In conjunction with this term loan, we also entered into an interest rate swap. As of June 30, 2023, the effective interest rate on this term loan, after giving effect to the interest rate swap, was 3.8%.
At June 30, 2023, deferred financing costs of $4.4 million are included net of the term loans principal balance, as compared to $0.2 million related to our $250.0 million term loan at December 31, 2022, on our consolidated balance sheets. These costs are being amortized over the remaining term of the term loans. As of June 30, 2023, we were in compliance with the covenants contained in the term loans.
6.    Mortgages Payable
During the six months ended June 30, 2023, we made $8.1 million in principal payments, including the full repayment of one mortgage for $5.7 million. No mortgages were assumed during the six months ended June 30, 2023. Assumed mortgages are secured by the properties on which the debt was placed and are considered non-recourse debt with limited customary exceptions which vary from loan to loan.
Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At June 30, 2023, we were in compliance with these covenants.
The balance of our deferred financing costs, which are classified as part of 'Mortgages payable, net', on our consolidated balance sheets, was $0.7 million at June 30, 2023 and $0.8 million at December 31, 2022. These costs are being amortized over the remaining term of each mortgage.

The following table summarizes our mortgages payable as of June 30, 2023 and December 31, 2022 (dollars in millions):

As Of	Number of Properties (1)	Weighted Average Stated Interest Rate (2)	Weighted Average Effective Interest Rate (3)	Weighted Average Remaining Years Until Maturity	Remaining Principal Balance	Unamortized Premium and Deferred Financing Costs Balance, net	Mortgage Payable Balance
June 30, 2023	135	4.8%	3.3%	0.9	$836.3	$5.4	$841.7
December 31, 2022	136	4.8%	3.3%	1.4	$842.3	$11.6	$853.9
(1)At June 30, 2023, there were 17 mortgages on 135 properties and at December 31, 2022, there were 18 mortgages on 136 properties. With the exception of one Sterling-denominated mortgage which is paid quarterly, the mortgages require monthly payments with principal payments due at maturity. At June 30, 2023 and December 31, 2022, all mortgages were at fixed interest rates.
(2) Stated interest rates ranged from 3.0% to 6.9% at June 30, 2023 and December 31, 2022, respectively.
(3) Effective interest rates ranged from 2.0% to 6.6% and 2.7% to 6.6% at June 30, 2023 and December 31, 2022, respectively.

The following table summarizes the maturity of mortgages payable as of June 30, 2023, excluding $5.4 million related to unamortized net premiums and deferred financing costs (dollars in millions):

Year of Maturity	Principal
2023	$14.1
2024	740.5
2025	43.9
2026	12.0
2027	22.3
Thereafter	3.5
Totals	$836.3

7.    Notes Payable
A.    General
At June 30, 2023, our senior unsecured notes and bonds are USD-denominated and Sterling-denominated. Foreign-denominated notes are converted at the applicable exchange rate on the balance sheet date. The following are sorted by maturity date (in thousands):

			Carrying Value (USD) as of
	Maturity Dates	Principal (Currency Denomination)	June 30, 2023	December 31, 2022
4.600% Notes due 2024	February 6, 2024	$499,999	$499,999	$499,999
3.875% Notes due 2024	July 15, 2024	$350,000	350,000	350,000
3.875% Notes due 2025	April 15, 2025	$500,000	500,000	500,000
4.625% Notes due 2025	November 1, 2025	$549,997	549,997	549,997
5.050% Notes due 2026	January 13, 2026	$500,000	500,000	—
0.750% Notes due 2026	March 15, 2026	$325,000	325,000	325,000
4.875% Notes due 2026	June 1, 2026	$599,997	599,997	599,997
4.125% Notes due 2026	October 15, 2026	$650,000	650,000	650,000
1.875% Notes due 2027	January 14, 2027	£250,000	317,700	301,225
3.000% Notes due 2027	January 15, 2027	$600,000	600,000	600,000
1.125% Notes due 2027	July 13, 2027	£400,000	508,320	481,960
3.950% Notes due 2027	August 15, 2027	$599,873	599,873	599,873
3.650% Notes due 2028	January 15, 2028	$550,000	550,000	550,000
3.400% Notes due 2028	January 15, 2028	$599,816	599,816	599,816
2.200% Notes due 2028	June 15, 2028	$499,959	499,959	499,959
4.700% Notes due 2028	December 15, 2028	$400,000	400,000	—
3.250% Notes due 2029	June 15, 2029	$500,000	500,000	500,000
3.100% Notes due 2029	December 15, 2029	$599,291	599,291	599,291
4.850% Notes due 2030	March 15, 2030	$600,000	600,000	—
3.160% Notes due 2030	June 30, 2030	£140,000	177,912	168,686
1.625% Notes due 2030	December 15, 2030	£400,000	508,320	481,960
3.250% Notes due 2031	January 15, 2031	$950,000	950,000	950,000
3.180% Notes due 2032	June 30, 2032	£345,000	438,426	415,691
5.625% Notes due 2032	October 13, 2032	$750,000	750,000	750,000
2.850% Notes due 2032	December 15, 2032	$699,655	699,655	699,655
1.800% Notes due 2033	March 15, 2033	$400,000	400,000	400,000
1.750% Notes due 2033	July 13, 2033	£350,000	444,780	421,715
4.900% Notes due 2033	July 15, 2033	$600,000	600,000	—
2.730% Notes due 2034	May 20, 2034	£315,000	400,302	379,544
5.875% Bonds due 2035	March 15, 2035	$250,000	250,000	250,000
3.390% Notes due 2037	June 30, 2037	£115,000	146,142	138,563
2.500% Notes due 2042	January 14, 2042	£250,000	317,700	301,225
4.650% Notes due 2047	March 15, 2047	$550,000	550,000	550,000
Total principal amount			$16,383,189	$14,114,156
Unamortized net premiums, deferred financing costs and cumulative basis adjustment on fair value hedge (1)			92,400	163,857
			$16,475,589	$14,278,013
(1) In January 2023, in conjunction with the pricing of these senior unsecured notes due January 2026, we entered into three-year, fixed-to-variable interest rate swaps, which are accounted for as fair value hedges. See Note 11, Derivative Instruments for further details.

The following table summarizes the maturity of our notes and bonds payable as of June 30, 2023, excluding $92.4 million related to unamortized net premiums, deferred financing costs, and basis adjustment on interest rate swaps designated as fair value hedges (dollars in millions):

Year of Maturity	Principal
2023	$—
2024	850.0
2025	1,050.0
2026	2,075.0
2027	2,025.9
Thereafter	10,382.3
Totals	$16,383.2
As of June 30, 2023, the weighted average interest rate on our notes and bonds payable was 3.6%, and the weighted average remaining years until maturity was 6.7 years.
Interest incurred on all of the notes and bonds was $144.1 million and $103.0 million for the three months ended June 30, 2023, and 2022, respectively, and $274.4 million and $206.1 million for the six months ended June 30, 2023, and 2022, respectively.
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
All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. At June 30, 2023, we were in compliance with these covenants.
B.    Note Issuances
During the six months ended June 30, 2023, we issued the following notes and bonds (in millions):

	Date of Issuance	Maturity Date	Principal amount		Price of par value	Effective semi-annual yield to maturity
5.050% Notes	January 2023	January 2026	$500.0	(1)	99.618%	5.189%
4.850% Notes	January 2023	March 2030	$600.0		98.813%	5.047%
4.700% Notes	April 2023	December 2028	$400.0		98.949%	4.912%
4.900% Notes	April 2023	July 2033	$600.0		98.020%	5.148%

(1)    In January 2023, we issued $500 million of 5.05% senior unsecured notes due January 13, 2026, which are callable at par on January 13, 2024.

In July 2023, we issued €550.0 million of 4.875% senior unsecured notes due July 2030 and €550.0 million of 5.125% senior unsecured notes due July 2034. See note 18, Subsequent Events, for further details.

8.    Issuances of Common Stock
A.    At-the-Market ("ATM") Program
Under our current ATM program, we may offer and sell up to 120.0 million shares of common stock (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE under the ticker symbol "O" at prevailing market prices or at negotiated prices. Upon settlement, subject to certain exceptions, we may elect, in our sole discretion, to cash settle or net share settle all or any portion of our obligations under any forward sale agreement, in which cases we may not receive any proceeds (in the case of cash settlement) or will not receive any proceeds (in the case of net share settlement), and we may owe cash (in the case of cash settlement) or shares of our common stock (in the case of net share settlement) to the relevant forward purchaser. As of June 30, 2023, we had 24.3 million additional shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.

The following table outlines common stock issuances pursuant to our ATM programs (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Shares of common stock issued under the ATM program(1)	35,475,153	15,899,972	48,139,631	25,973,181
Gross proceeds	$2,195.7	$1,067.3	$2,997.4	$1,727.5
Sales agents' commissions and other offering expenses	(15.2)	(10.7)	(20.7)	(14.8)
Net proceeds	$2,180.5	$1,056.6	$2,976.7	$1,712.7

(1) During the three and six months ended June 30, 2023, 20.7 million and 46.3 million shares were sold, respectively, and 35.5 million and 48.1 million shares were settled pursuant to forward sale confirmations, respectively. In addition, as of June 30, 2023, 4.9 million shares of common stock subject to forward sale confirmations have been executed, but not settled, at a weighted average initial price of $59.33 per share. We currently expect to fully settle forward sale agreements outstanding by September 30, 2023, representing $287.0 million in net proceeds, for which the weighted average forward price at June 30, 2023 was $58.72 per share.

B.    Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
Our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26.0 million common shares to be issued. At June 30, 2023, we had 11.1 million shares remaining for future issuance under our DRSPP program.
The following table outlines common stock issuances pursuant to our DRSPP program (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Shares of common stock issued under the DRSPP program	44,118	43,260	85,781	84,631
Gross proceeds	$2.7	$2.9	$5.4	$5.7
9.    Noncontrolling Interests
As of June 30, 2023, we have six entities with noncontrolling interests that we consolidate, consisting of our operating partnership, (Realty Income, L.P.), a joint venture formed in 2023 in connection with the acquisition of properties, a joint venture acquired in December 2019, and three development joint ventures (one acquired in December 2020, one acquired in May 2021, and one acquired in April 2023).

The following table represents the change in the carrying value of all noncontrolling interests through June 30, 2023 (in thousands):

	Realty Income, L.P. units (1)	Other Noncontrolling Interests	Total
Carrying value at December 31, 2022	$115,801	$14,339	$130,140
Contributions (2)	—	39,559	39,559
Distributions (3)	(2,826)	(1,785)	(4,611)
Allocation of net income	1,925	919	2,844
Carrying value at June 30, 2023	$114,900	$53,032	$167,932
(1) 1,795,167 units were outstanding as of both June 30, 2023 and December 31, 2022.
(2) Includes contributions of $39.2 million for the issuance of a 5.0% joint venture interest as partial consideration paid on property acquisitions and contributions of $0.4 million related to a 5.0% interest in a development joint venture.
(3) Includes a non-cash reduction of noncontrolling interest of $1.5 million from our partner's responsibility to absorb construction cost overages for a development joint venture during the six months ended June 30, 2023.
10.    Fair Value Measurements
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
•Level 1 – Unadjusted quoted prices in active markets
Fair value measurements are classified as Level 1 if their value is observable in an active market. Such instruments are valued by reference to unadjusted quoted prices for identical assets or liabilities in active markets where the quoted price is readily available, and the price represents actual and regularly occurring market transactions. An active market is one in which transactions occur with sufficient volume and frequency to provide pricing information on an ongoing basis.

•Level 2 – Valuation Technique Using Observable Inputs
Fair value measurements classified as Level 2 are valued using quoted prices for identical instruments in markets that are not considered to be active, or quoted prices for similar assets or liabilities in active markets, or valuation techniques in which all significant inputs are observable or can be corroborated by observable market data for substantially the entire contractual term of the financial asset or liability.

•Level 3 – Valuation Technique Using Significant Unobservable Inputs
Fair value measurements are classified as Level 3 if their valuation incorporates significant inputs that are not based on observable market data (unobservable inputs). Such inputs are generally determined based on observable inputs of a similar nature, historical observations on the level of the inputs, or other analytical techniques.
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
A.    Financial Instruments Not Measured at Fair Value on the Consolidated Balance Sheets
The fair value of short-term financial instruments such as cash and cash equivalents, accounts receivable, escrow deposits, loans receivable, accounts payable, distributions payable, line of credit payable and commercial paper borrowings, and other liabilities approximate their carrying value in the accompanying consolidated balance sheets, due to their short-term nature. The aggregate fair value of our term loans approximates carrying value due to the frequent repricing of the variable interest rate charged on the borrowing.

The following table reflects the carrying amounts and estimated fair values of our financial instruments (in millions):

	June 30, 2023		December 31, 2022
	Carrying value	Fair value	Carrying value	Fair value
Mortgages payable (1)	$836.3	$812.5	$842.3	$810.4
Notes and bonds payable (2)	$16,383.2	$14,553.6	$14,114.2	$12,522.8
(1)Excludes non-cash net premiums recorded on the mortgages payable. The unamortized balance of these net premiums was $6.0 million at June 30, 2023, and $12.4 million at December 31, 2022. Also excludes deferred financing costs of $0.7 million at June 30, 2023, and $0.8 million at December 31, 2022.
(2)Excludes non-cash net premiums recorded on notes payable. The unamortized balance of the net premiums was $168.8 million at June 30, 2023, and $224.6 million at December 31, 2022. Also excludes deferred financing costs of $71.8 million and basis adjustment on interest rate swaps designated as fair value hedges of $4.6 million at June 30, 2023, and $60.7 million of deferred financing costs at December 31, 2022.
The estimated fair values of our mortgages payable and private senior notes payable have been calculated by discounting the future cash flows using an interest rate based upon the relevant forward interest rate curve, plus an applicable credit-adjusted spread. Because this methodology includes unobservable inputs that reflect our own internal assumptions and calculations, the measurement of estimated fair values related to our mortgages payable is categorized as level three on the three-level valuation hierarchy.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within level two on the three-level valuation hierarchy, the credit valuation adjustments associated with our derivatives utilize level three inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at June 30, 2023, and December 31, 2022, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified as level two.
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

The following table summarizes our provisions for impairment on real estate investments during the periods indicated below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Carrying value prior to impairment	$97.0	$64.5	$125.5	$98.2
Less: total provisions for impairment	(29.8)	(7.7)	(43.0)	(14.7)
Carrying value after impairment	$67.2	$56.8	$82.5	$83.5

The valuation of impaired assets is determined using valuation techniques including discounted cash flow analysis, analysis of recent comparable sales transactions and purchase offers received from third parties, which are Level 3 inputs. We may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of its real estate. Estimating future cash flows is highly subjective and estimates can differ materially from actual results.
11.     Derivative Instruments
In the normal course of business, our operations are exposed to economic risks from interest rates and foreign currency exchange rates. We may enter into derivative financial instruments to offset these underlying economic risks.
Derivative Designated as Hedging Instruments - Cash Flow Hedges
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
To add stability to interest expense and to manage our exposure to interest rate movements associated with our term loans, we executed variable-to-fixed interest rate swaps. These interest rate swaps are designated as cash flow hedges. The interest rate swaps are recorded on the consolidated balances sheets at fair value. Changes to fair value are recorded to accumulated other comprehensive income, or AOCI, and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings.
To mitigate the impact of fluctuating interest rates, we have also entered into interest rate swaption agreements, structured as a swaption corridor, in anticipation of issuing USD denominated bonds. Interest rate swaption corridors are a combination of two swaption positions, whereby we purchase a payer swaption, which is an option that allows us to enter into a swap where we will pay the fixed rate and receive the floating rate of the swap, and sell a payer swaption, which is an option that provides the counterparty with the right to enter into a swap where we will receive the fixed rate and pay the floating rate of the swap. For the swaption corridor entered into during March 2023, the combination of purchasing the payer swaption and selling the swaption resulted in a premium being paid of $7.6 million. The interest rate swaptions are designated as cash flow hedges. Changes in fair value of the swaptions have been recorded in AOCI.
Derivative Designated as Hedging Instruments - Fair Value Hedges
Periodically, we enter into and designate fixed-to-floating interest rate swaps as fair value hedges. The purpose of these swaps is to manage interest rate risk by managing our mix of fixed-rate and variable-rate debt. These swaps involve the receipt of fixed-rate amounts for variable interest rate payments over the life of the swaps without exchange of the underlying principal amount.

We also designate some of our cross-currency swaps as fair value hedges. The purpose of these contracts is to hedge foreign currency risk associated with changes in spot rates on foreign-denominated debt. For these hedges, we have elected to exclude the change in fair value of the cross-currency swaps related to both time value and cross-currency basis spread from the assessment of hedge effectiveness (the "excluded component"). Changes in the fair value of the cross-currency swaps attributable to changes in the spot rates on the final notional exchanges and changes in the value of the hedged assets due to changes in the spot rates are recorded in 'Foreign currency and derivative (loss) gain, net'. Changes in the fair value of the cross-currency swaps attributable to the excluded components are recorded to Other comprehensive income and will be recognized in Foreign currency and derivative (loss) gain, net on a systematic and rational basis, as net cash settlements and interest accruals on the respective cross currency swaps occur, over the remaining life of the hedging instruments.
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
The following table summarizes the terms and fair values of our derivative financial instruments at June 30, 2023 and December 31, 2022 (dollars in millions):

Derivative Type	Number of Instruments(1)	Notional Amount as of		Weighted Average Strike Rate (2)	Maturity Date (3)	Fair Value - asset (liability) as of
Derivatives Designated as Hedging Instruments		June 30, 2023	December 31, 2022			June 30, 2023	December 31, 2022
Interest rate swaps	9	$1,630.0	$250.0	4.26%	Jan 2024 - Jan 2026	$6.4	$5.6
Interest rate swaptions	6	1,000.0	—	(4)	Feb 2034	8.8	—
Cross-currency swaps	3	320.0	320.0	(5)	Oct 2032	(45.6)	(33.3)
Foreign currency forwards	24	144.0	185.5	(6)	Jul 2023 - Dec 2024	6.9	16.1
		$3,094.0	$755.5			$(23.5)	$(11.6)
Derivatives not Designated as Hedging Instruments
Currency exchange swaps	1	$214.9	$2,427.7	(7)	July 2023	$3.5	$58.8
Cross-currency swaps	3	280.0	280.0	(5)	Oct 2032	(40.3)	(29.5)
		$494.9	$2,707.7			$(36.8)	$29.3
Total of all Derivatives		$3,588.9	$3,463.2			$(60.3)	$17.7

(1)This column represents the number of instruments outstanding as of June 30, 2023.
(2)Weighted average strike rate is calculated using the notional value as of June 30, 2023.
(3)This column represents maturity dates for instruments outstanding as of June 30, 2023.
(4)Represent purchased payer swaptions with a strike rate of 3.75% and a sold payer swaptions with a strike rate of 4.25%.
(5)USD fixed rate of 5.625% and EUR weighted average fixed rate of 4.697%.
(6)Weighted average forward GBP-USD exchange rate of 1.34.
(7)Weighted average EUR-USD exchange rate of 1.07.
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

The following table summarizes the amount of unrecognized gain (loss) on derivatives in other comprehensive income (in thousands):

	Three months ended June 30,		Six months ended June 30,
Derivatives in Cash Flow Hedging Relationships	2023	2022	2023	2022
Cross-currency swaps	$—	$(6,986)	$—	$(5,091)
Interest rate swaps	3,564	30,386	1,844	69,391
Foreign currency forwards	(4,081)	10,054	(9,194)	12,844
Interest rate swaptions	4,840	—	3,553	—
Total derivatives in cash flow hedging relationships	$4,323	$33,454	$(3,797)	$77,144
Derivatives in Fair Value Hedging Relationships
Cross-currency swaps	$(10,733)	$—	$(4,775)	$—
Total derivatives in fair value hedging relationships	$(10,733)	$—	$(4,775)	$—
Total unrealized (loss) gain on derivatives	$(6,410)	$33,454	$(8,572)	$77,144
The following table summarizes the amount of gain (loss) on derivatives reclassified from AOCI (in thousands):

		Three months ended June 30,		Six months ended June 30,
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	2023	2022	2023	2022
Cross-currency swaps	Foreign currency and derivative gain (loss), net	$—	$21,527	$—	$27,641
Interest rate swaps	Interest income	3,259	(2,153)	4,739	(4,683)
Foreign currency forwards	Foreign currency and derivative gain (loss), net	892	—	2,323	—
Interest rate swaptions	Interest expense	(2,358)	—	(2,358)	—
Total derivatives in cash flow hedging relationships		$1,793	$19,374	$4,704	$22,958

Derivatives in Fair Value Hedging Relationships
Cross-currency swaps	Foreign currency and derivative gain (loss), net	$190	$—	$484	$—
Total derivatives in fair value hedging relationships		$190	$—	$484	$—
Net increase to net income		$1,983	$19,374	$5,188	$22,958
We expect to reclassify $18.2 million from AOCI as a decrease to interest expense relating to interest rate swaps and interest rate swaption and $6.6 million from AOCI to foreign currency gain relating to foreign currency forwards within the next twelve months.

The following table details our foreign currency and derivative gains (losses), net included in income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Realized foreign currency and derivative gain (loss), net:
(Loss) gain on the settlement of undesignated derivatives	$(981)	$79,308	$(1,326)	$76,628
Gain on the settlement of designated derivatives reclassified from AOCI	1,082	21,527	2,807	27,641
(Loss) gain on the settlement of transactions with third parties	(51)	1,004	1,275	952
Total realized foreign currency and derivative gain, net	$50	$101,839	$2,756	$105,221

Unrealized foreign currency and derivative gain (loss), net:
(Loss) gain on the change in fair value of undesignated derivatives	$(7,394)	$37,274	$(8,176)	$59,995
Gain (loss) on remeasurement of certain assets and liabilities	4,792	(131,633)	13,190	(158,326)
Total unrealized foreign currency and derivative (loss) gain, net	$(2,602)	$(94,359)	$5,014	$(98,331)
Total foreign currency and derivative (losses) gains, net	$(2,552)	$7,480	$7,770	$6,890
12.     Lessor Operating Leases
At June 30, 2023, we owned or held interests in 13,118 properties. Of the 13,118 properties, 12,882, or 98.2%, are single-client properties, and the remaining are multi-client properties. At June 30, 2023, 137 properties were available for lease or sale. The majority of our leases are accounted for as operating leases.
Substantially all of our leases are net leases where our client pays or reimburses us for property taxes and assessments and carries insurance coverage for public liability, property damage, fire and extended coverage.
Rent based on a percentage of our client's gross sales, or percentage rent, for the three months ended June 30, 2023, and 2022 was $1.7 million, and $2.2 million, respectively. Percentage rent for the six months ended June 30, 2023, and 2022 was $5.8 million, and $6.0 million, respectively.
13.    Distributions Paid and Payable
We pay monthly distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for the periods indicated below:

	2023	2022
January	$0.2485	$0.2465
February	0.2485	0.2465
March	0.2545	0.2465
April	0.2550	0.2470
May	0.2550	0.2470
June	0.2550	0.2470
Total	$1.5165	$1.4805
At June 30, 2023, a distribution of $0.2555 per common share was payable and was paid in July 2023.
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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation (shares in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Weighted average shares used for the basic net income per share computation	674,109	601,672	667,357	597,778
Incremental shares from share-based compensation	409	359	392	363
Dilutive effect of forward ATM offerings	75	—	359	—
Weighted average shares used for diluted net income per share computation	674,593	602,031	668,108	598,141
Unvested shares from share-based compensation that were anti-dilutive	182	16	147	16
Weighted average partnership common units convertible to common shares that were anti-dilutive	1,795	1,061	1,795	1,061
Weighted average forward ATM offerings that were anti-dilutive	322	—	223	—
15.    Supplemental Disclosures of Cash Flow Information
The following table summarizes our supplemental cash flow information during the periods indicated below (in thousands):

	Six months ended June 30,
	2023	2022
Supplemental disclosures:
Cash paid for interest	$324,711	$229,929
Cash paid for income taxes	$8,081	$30,091
Non-cash activities:
Net (decrease) increase in fair value of derivatives	$(77,982)	$146,181
Increase in noncontrolling interests from property acquisitions	$39,156	$—
Mortgages assumed at fair value	$—	$45,079
The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the total of the cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows (in thousands):

	June 30, 2023	June 30, 2022
Cash and cash equivalents shown in the consolidated balance sheets	$253,693	$172,849
Restricted escrow deposits (1)	23,995	100,098
Impounds related to mortgages payable (1)	37,174	718
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$314,862	$273,665
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
The amount of share-based compensation costs recognized in 'General and administrative' in the consolidated statements of income and comprehensive income was $7.6 million and $6.6 million during the three months ended

June 30, 2023, and 2022, respectively, and $13.9 million and $11.6 million during the six months ended June 30, 2023 and 2022, respectively.
A.    Restricted Stock and Restricted Stock Units
During the six months ended June 30, 2023, we granted 219,951 shares of common stock under the 2021 Plan. This included 40,000 total shares of restricted stock granted to the independent members of our Board of Directors in connection with our annual awards in May 2023, 20,000 shares of which vested immediately and 20,000 shares of which vest in equal parts over a three-year service period. Our restricted stock awards granted to employees vest over a service period not exceeding four-years.
During the six months ended June 30, 2023, we also granted 14,876 restricted stock units, all of which vest over a four-year service period.
As of June 30, 2023, the remaining unamortized share-based compensation expense related to restricted stock awards and units totaled $21.7 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date.
B.    Performance Shares
During the six months ended June 30, 2023, we granted 193,868 performance shares, as well as dividend equivalent rights, to our executive officers. The performance shares are earned based on our Total Shareholder Return (TSR) performance relative to select industry indices and peer groups as well as achievement of certain operating metrics, and vest 50% on the first and second January 1 after the end of the three-year performance period, subject to continued service.
As of June 30, 2023, the remaining share-based compensation expense related to the performance shares totaled $24.3 million. The performance shares are being recognized on a tranche-by-tranche basis over the service period. The fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model.
17.    Commitments and Contingencies
In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.
At June 30, 2023, we had commitments of $15.2 million, which primarily relate to re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of June 30, 2023, we had committed $764.9 million under construction contracts related to development projects, which have estimated rental revenue commencement dates between July 2023 and July 2024.
18.    Subsequent Events
A.    Dividends
In July 2023, we declared a dividend of $0.2555 per share to our common stockholders, which will be paid in August 2023.
B.     ATM Forward Offerings
As of August 3, 2023, ATM forward agreements for a total of 11.0 million shares remain unsettled with total expected net proceeds of approximately $651.4 million of which 6.1 million shares were executed in July 2023.
C.     Notes Issuance
In July 2023, we issued €550.0 million of 4.875% senior unsecured notes due July 2030 (the “2030 Notes”), and €550.0 million of 5.125% senior unsecured notes due July 2034 (the “2034 Notes”). The public offering price for the 2030 Notes was 99.421% of the principal amount for an effective annual yield to maturity of 4.975%, and the public offering price for the 2034 Notes was 99.506% of the principal amount for an effective annual yield to maturity of 5.185%. Interest on the 2030 Notes and the 2034 Notes is paid annually.

Item 2:                              Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the documents incorporated by reference, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. When used in this quarterly report, the words “estimated,” “anticipated,” “expect,” “believe,” “intend,” “continue,” “should,” “may,” “likely,” “plans,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include discussions of our business and portfolio (including our growth strategies and our intention to acquire or dispose of additional domestic and international properties and the timing of these acquisitions and dispositions), re-lease, re-development and speculative development of properties and expenditures related thereto; future operations and results; the announcement of operating results, strategy, plans, and the intentions of management; and trends in our business, including trends in the market for long-term net leases of freestanding, single-client properties. Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation which may cause our actual future results to differ materially from expected results. Some of the factors that could cause actual results to differ materially are, among others, our continued qualification as a real estate investment trust; general domestic and foreign business, economic, or financial conditions; competition; fluctuating interest and currency rates; inflation and its impact on our clients and us; access to debt and equity capital markets and other sources of funding; continued volatility and uncertainty in the credit markets and broader financial markets; other risks inherent in the real estate business including our clients' defaults under leases, increased client bankruptcies, potential liability relating to environmental matters, illiquidity of real estate investments, and potential damages from natural disasters; impairments in the value of our real estate assets; changes in domestic and foreign income tax laws and rates; our clients' solvency; property ownership through joint ventures and partnerships which may limit control of the underlying investments; current or future epidemics or pandemics, measures taken to limit their spread, the impacts on us, our business, our clients (including those in the theater and fitness industries), and the economy generally; the loss of key personnel; the outcome of any legal proceedings to which we are a party or which may occur in the future; acts of terrorism and war; and any effects of uncertainties regarding whether the anticipated benefits or results of our merger with VEREIT, Inc. in November 2021 will be achieved.
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
As of June 30, 2023, we owned or held interests in 13,118 properties located in all 50 U.S. states, Puerto Rico, the United Kingdom ("U.K."), Spain, Italy, and Ireland, with approximately 255.5 million square feet of leasable space leased to clients doing business in 85 separate industries. Of the 13,118 properties in our portfolio as of June 30, 2023, 12,882, or 98.2%, were single-client properties, of which 12,747 were leased, and the remaining were multi–client properties. Our total portfolio of 13,118 properties as of June 30, 2023 had a weighted average remaining lease term (excluding rights to extend a lease at the option of the client) of approximately 9.6 years. Total portfolio annualized contractual rent on our leases as of June 30, 2023 was $3.76 billion.
As of June 30, 2023, approximately 39.7% of our total portfolio annualized contractual rent comes from properties leased to our investment grade clients, their subsidiaries or affiliated companies. As of June 30, 2023, our top 20 clients (based on percentage of total portfolio annualized contractual rent) represented approximately 40.8% of our annualized rent and 11 of these clients have investment grade credit ratings or are subsidiaries or affiliates of investment grade companies. Approximately 93% of our annualized retail contractual rent as of June 30, 2023, is derived from our clients with a service, non-discretionary, and/or low price point component to their business.
Unless otherwise specified, references to rental revenue in the Management's Discussion and Analysis of Financial Condition and Results of Operations are exclusive of reimbursements from clients for recoverable real estate taxes and operating expenses totaling $87.7 million and $41.0 million for the three months ended June 30, 2023, and 2022, respectively, and $147.3 million and $85.0 million during the six months ended June 30, 2023 and 2022, respectively.
RECENT DEVELOPMENTS
Increases in Monthly Dividends to Common Stockholders
We have continued our 54-year policy of paying monthly dividends. In addition, we increased the dividend four times during 2023. As of July 2023, we have paid 103 consecutive quarterly dividend increases and increased the dividend 121 times since our listing on the NYSE in 1994.
The following table summarizes our dividend increases in 2023:

2023 Dividend increases	Month Declared	Month Paid	Dividend per share	Increase per share
1st increase	Dec 2022	Jan 2023	$0.2485	$0.0005
2nd increase	Feb 2023	Mar 2023	$0.2545	$0.0060
3rd increase	Mar 2023	Apr 2023	$0.2550	$0.0005
4th increase	Jun 2023	Jul 2023	$0.2555	$0.0005
The dividends paid per share during the six months ended June 30, 2023, totaled approximately $1.5165, as compared to approximately $1.4805 during the six months ended June 30, 2022, an increase of $0.036, or 2.4%.
The monthly dividend of $0.2555 per share represents a current annualized dividend of $3.066 per share, and an annualized dividend yield of 5.1% based on the last reported sale price of our common stock on the NYSE of $59.79 on June 30, 2023. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.
Acquisitions During the Three and Six Months Ended June 30, 2023
During the three months ended June 30, 2023, we invested $3.1 billion in 710 properties and properties under development or expansion at an initial weighted average cash lease yield of 6.9%. Of such properties, as of June 30, 2023, approximately 18% of the total annualized contractual rent of such properties was attributable to properties leased to investment grade clients.
During the six months ended June 30, 2023, we invested $4.8 billion in 997 properties and properties under development or expansion at an initial weighted average cash lease yield of 6.9%. Of such properties, as of June 30, 2023, approximately 26% of the total annualized contractual rent of such properties was attributable to properties leased to investment grade clients.
See note 3, Investments in Real Estate, to the consolidated financial statements for further details.
Equity Capital Raising
During the three months ended June 30, 2023, we raised $2.2 billion of net proceeds from the sale of common stock, primarily through our At-The-Market (ATM) program, with a weighted average price of $61.89. As of June 30, 2023, 4.9 million shares of common stock subject to forward sale confirmations have been executed but not settled. See note 8, Issuances of Common Stock, for further details.

Note Issuances
In July 2023, we issued €550.0 million of 4.875% senior unsecured notes due July 2030 and €550.0 million of 5.125% senior unsecured notes due July 2034.
In April 2023, we issued $400.0 million of 4.70% senior unsecured notes due December 2028 and $600.0 million of 4.90% senior unsecured notes due July 2033.
In January 2023, we issued $500.0 million of 5.050% senior unsecured notes due January 2026 and $600.0 million of 4.85% senior unsecured notes due March 2030.
Portfolio Discussion
 Leasing Results
At June 30, 2023, we had 137 properties available for lease or sale out of 13,118 properties in our portfolio, representing a 99.0% occupancy rate based on the number of properties in the portfolio. Our property-level occupancy rates exclude properties with ancillary leases only, such as cell towers and billboards. Below is a summary of our portfolio activity for the period indicated below:

Three months ended June 30, 2023
Properties available for lease at March 31, 2023	131
Lease expirations (1)	216
Re-leases to same client	(174)
Re-leases to new client	(8)
Vacant dispositions	(28)
Properties available for lease at June 30, 2023	137

Six months ended June 30, 2023
Properties available for lease at December 31, 2022	126
Lease expirations (1)	408
Re-leases to same client	(329)
Re-leases to new client	(14)
Vacant dispositions	(54)
Properties available for lease at June 30, 2023	137
(1)Includes scheduled and unscheduled expirations (including leases rejected in bankruptcy), as well as future expirations resolved in the periods indicated above.
During the three months ended June 30, 2023, the new annualized contractual rent on re-leases was $51.7 million, as compared to the previous annual rent of $50.0 million on the same units, representing a rent recapture rate of 103.4% on the units re-leased. We re-leased two units to new clients without a period of vacancy, and 11 units to new clients after a period of vacancy.
During the six months ended June 30, 2023, the new annualized contractual rent on re-leases was $87.8 million, as compared to the previous annual rent of $85.5 million on the same units, representing a rent recapture rate of 102.7% on the units re-leased. We re-leased four units to new clients without a period of vacancy, and 17 units to new clients after a period of vacancy.
As part of our re-leasing costs, we pay leasing commissions to unrelated, third-party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide rent concessions to our clients. We do not consider the collective impact of the leasing commissions or rent concessions to our clients to be material to our financial position or results of operations.
Anticipated Transition of Chief Financial Officer Role
On June 22, 2023, we announced the planned retirement of Christie Kelly as of Executive Vice President, Chief Financial Officer (CFO) and Treasurer, and the anticipated transition of that role to Jonathan Pong, currently the company's Senior Vice President, Head of Corporate Finance as part of our planned succession process, in each case, effective January 1, 2024.

Theater Industry Update
As previously disclosed, Cineworld Group plc and its affiliates ("Cineworld") commenced Chapter 11 reorganization proceedings during September 2022. As of June 30, 2023, we own 35 properties leased to Cineworld, which represent 1.1% of our total portfolio annualized contractual rent.(1)
During the three months ended June 30, 2023, we collected approximately 99.0% of contractual rent across our entire theater portfolio. Uncollected rent during the period was primarily related to unpaid contractual rent at properties leased to Cineworld, but subsequently rejected as part of the bankruptcy process. We remain in negotiations with Cineworld regarding the terms and conditions of the leases at the properties Cineworld currently operates. We expect to reach final resolution on these matters in 2023.
As of June 30, 2023, we had cumulative reserves of $31.4 million on properties leased to Cineworld with total receivables, net of reserves, of $12.9 million. These reserves for Cineworld, representing a reduction of rental revenue, primarily relate to contractual rent and expense recoveries recorded during the COVID-19 pandemic in 2020, and during the fourth quarter of 2022, and exclude straight-line rent reserves.

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
Moreover, our strategic focus on the use of net lease agreements reduces our exposure to rising property expenses due to inflation because the client is responsible for property expenses. Even though the utilization of net leases reduce our exposure to rising property expenses due to inflation, substantial inflationary pressures and increased costs may have an adverse impact on our clients if increases in their operating expenses exceed increases in revenue, which may adversely affect our clients' ability to pay rent. Additionally, inflationary periods may cause us to experience increased costs of financing, make it difficult to refinance debt at attractive rates or at all, and may adversely affect the properties we can acquire if the cost of financing an acquisition is in excess of our anticipated earnings from such property, thereby limiting the properties that can be acquired.

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

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2023, we had approximately $3.5 billion of liquidity, which consists of cash and cash equivalents of approximately $253.7 million, including £113.9 million denominated in Sterling and €40.2 million denominated in Euro, and $3.3 billion of availability under our $4.25 billion unsecured revolving credit facility, after deducting $122.7 million in commercial paper borrowings under our commercial paper programs (comprised of a $1.5 billion U.S. dollar-denominated unsecured commercial paper program and $1.5 billion, or foreign currency equivalent, Euro-denominated unsecured commercial paper program). We use our unsecured revolving credit facility as a liquidity backstop for the repayment of the notes issued under these programs.
Our primary cash obligations, for the current year and subsequent years, are included in the “Material Cash Requirements” table, which is presented later in this section. We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions and development costs, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs, and cash distributions to common stockholders, primarily through cash provided by operating activities, borrowings under our revolving credit facility, short-term term loans, and under our commercial paper programs, and through public securities offerings. As of June 30, 2023, there are approximately $1.1 billion of obligations becoming due through the remainder of 2023, which we expect to fund through a combination of the following:
•Cash and cash equivalents;
•Future cash flows from operations;
•Issuances of common stock or debt; and
•Additional borrowings under our revolving credit facility and our term loan (after deducting outstanding borrowings under our commercial paper programs).
We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months. We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility and commercial paper programs.
Long-Term Liquidity Requirements
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
Capitalization
As of June 30, 2023, our total market capitalization was $62.0 billion. Total market capitalization consisted of $42.5 billion of common equity (based on the June 30, 2023 closing price on the NYSE of $59.79 and assuming the conversion of common units of Realty Income, L.P.) and total outstanding borrowings of $19.5 billion on our senior unsecured notes and bonds, term loans, mortgages payable, revolving credit facility and commercial paper (excluding unamortized deferred financing costs, discounts, and premiums). Our total debt to market capitalization was 31.5% at June 30, 2023.
ATM Program
As of June 30, 2023, there were approximately 4.9 million shares of common stock subject to forward sale agreements through our ATM program, representing approximately $0.3 billion in expected net proceeds and a weighted average initial price of $59.33 per share, which have been executed at a weighted average price of $58.72 per share (assuming full physical settlement of all outstanding shares of common stock, subject to such forward sale agreements and certain assumptions made with respect to settlement dates), but not settled. During the six months ended June 30, 2023, we settled approximately 48.1 million shares of common stock previously sold pursuant to forward sale agreements through our ATM program for approximately $3.0 billion of net proceeds. Under our current ATM program, we may offer and sell up to 120.0 million shares of common stock (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE under the ticker symbol "O" at prevailing market prices or at negotiated prices. As of June 30, 2023, we had 24.3 million additional shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
Debt and Financing Activities
At June 30, 2023, our total outstanding borrowings of senior unsecured notes and bonds, term loans, mortgages payable, revolving credit facility and commercial paper were $19.5 billion, with a weighted average maturity of 5.9 years and a weighted average interest rate of 3.79%. As of June 30, 2023, approximately 92% of our total debt was fixed rate debt. See notes 4 through 7 to the consolidated financial statements for additional information about our outstanding debt, along with our debt financing activities during the six months ended June 30, 2023 below.
Note Issuances
During the six months ended June 30, 2023, we issued the following notes and bonds (in millions):

Note Issuance	Date of Issuance	Maturity Date	Principal amount	Price of par value	Effective semi-annual yield to maturity
5.050% Notes	January 2023	January 2026	$500.0	99.618%	5.189%
4.850% Notes	January 2023	March 2030	$600.0	98.813%	5.047%
4.700% Notes	April 2023	December 2028	$400.0	98.949%	4.912%
4.900% Notes	April 2023	July 2033	$600.0	98.020%	5.148%
In July 2023, we issued €550.0 million of 4.875% senior unsecured notes due July 2030 (the “2030 Notes”), and €550.0 million of 5.125% senior unsecured notes due July 2034 (the “2034 Notes”). The public offering price for the 2030 Notes was 99.421% of the principal amount for an effective annual yield to maturity of 4.975%, and the public offering price for the 2034 Notes was 99.506% of the principal amount for an effective annual yield to maturity of 5.185%.

New Term Loan
In January 2023, we entered into a term loan agreement, permitting us to incur multicurrency term loans, up to an aggregate of $1.5 billion in total borrowings. As of June 30, 2023, we had $1.1 billion in multicurrency borrowings, including $90.0 million, £705.0 million and €85.0 million in outstanding borrowings. The 2023 term loans initially mature in January 2024 and include two 12-month maturity extensions that can be exercised at our option. In conjunction with our 2023 term loans, we entered into interest rate swaps which fix our per annum interest rate. As of June 30, 2023, the effective interest rate, after giving effect to the interest rate swaps, was 5.0%.
Covenants
The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on accounting principles generally accepted in the United States of America ("U.S. GAAP"), are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants and are not measures of our liquidity or performance. The actual amounts as of June 30, 2023, are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	39.5%
Limitation on incurrence of secured debt	< 40% of adjusted assets	1.8%
Debt service coverage (trailing 12 months) (1)	> 1.5x	4.6x
Maintenance of total unencumbered assets	> 150% of unsecured debt	259.8%
(1)  Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on July 1, 2022 and subject to certain additional adjustments. Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of July 1, 2022, nor does it purport to reflect our debt service coverage ratio for any future period. The following is our calculation of debt service and fixed charge coverage at June 30, 2023 (in thousands, for trailing twelve months):

Net income available to common stockholders	$867,265
Plus: interest expense, excluding the amortization of deferred financing costs	566,816
Less: gain on extinguishment of debt	(240)
Plus: provision for taxes	44,425
Plus: depreciation and amortization	1,780,945
Plus: provisions for impairment	54,124
Plus: pro forma adjustments	354,489
Less: gain on sales of real estate	(64,333)

Income available for debt service, as defined	$3,603,491

Total pro forma debt service charge	$786,752

Debt service and fixed charge coverage ratio	4.6
Credit Agency Ratings
The borrowing interest rates under our revolving credit facility are based upon our ratings assigned by credit rating agencies. As of June 30, 2023, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook and Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook. In addition, we were assigned the following ratings on our commercial paper at June 30, 2023: Moody's Investors Service has assigned a rating of P-2 and Standard & Poor's Ratings Group has assigned a rating of A-2.
Based on our credit agency ratings as of June 30, 2023, interest rates under our credit facility for U.S. borrowings would have been at the SOFR, plus 0.725% with a SOFR adjustment charge of 0.10% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.95% over SOFR, for British Pound Sterling borrowings, at the SONIA, plus 0.725% with a SONIA adjustment charge of 0.0326% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.8826% over SONIA, and for Euro Borrowings at one-month EURIBOR, plus 0.725%, and a revolving credit facility fee of 0.125%, for all-in pricing of 0.85% over one-month EURIBOR. In addition, our credit facility provides that the interest rates can range between: (i) SOFR/SONIA/EURIBOR, plus 1.40% if our credit rating is lower than BBB-/Baa3 or our senior unsecured debt is unrated and (ii) SOFR/SONIA/EURIBOR, plus 0.70% if our credit rating is A/A2 or higher. In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which ranges from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher.
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

Material Cash Requirements
The following table summarizes the maturity of each of our obligations as of June 30, 2023 (dollars in millions):

	Credit Facility and Commercial Paper (1)	Senior Unsecured Notes	Term Loans (2)	Mortgages Payable	Interest (3)	Ground Leases Paid by the Company (4)	Ground Leases Paid by Our Clients (5)	Other (6)	Totals
2023	$122.7	$—	$—	$14.1	$354.6	$5.3	$15.5	$579.3	$1,091.5
2024	—	850.0	250.0	740.5	734.3	13.4	30.8	194.4	2,813.4
2025	—	1,050.0	—	43.9	646.5	11.5	30.1	0.7	1,782.7
2026	867.5	2,075.0	1,078.7	12.0	493.8	17.2	29.3	1.6	4,575.1
2027	—	2,025.9	—	22.3	408.6	8.9	26.5	0.3	2,492.5
Thereafter	—	10,382.3	—	3.5	1,808.2	288.7	266.7	3.8	12,753.2
Totals	$990.2	$16,383.2	$1,328.7	$836.3	$4,446.0	$345.0	$398.9	$780.1	$25,508.4

(1) The initial term of the credit facility expires in June 2026 and includes, at our option, two six-month extensions. At June 30, 2023, there were $867.5 million borrowings under our revolving credit facility, and commercial paper programs outstanding were $122.7 million, which matured in July 2023.
(2) The maturity date for our 2023 multi-currency term loan assumes the two twelve-month extensions available at the company's option are fully exercised.
(3)Interest on the term loans, notes, bonds, mortgages payable, credit facility and commercial paper programs has been calculated based on outstanding balances at period end through their respective maturity dates. It excludes interest on the July 2023 issuances of €550.0 million of senior unsecured notes due July 2030 and €550.0 million of senior unsecured notes due July 2034.
(4)We currently pay the ground lessors directly for the rent under the ground leases.
(5)Our clients, who are generally sub-tenants clients under ground leases, are responsible for paying the rent under these ground leases. In the event our client fails to pay the ground lease rent, we are primarily responsible.
(6)“Other” consists of $764.9 million of commitments under construction contracts, and $15.2 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements.
DIVIDEND POLICY
Distributions are paid monthly to holders of shares of our common stock.
Distributions are paid monthly to the limited partners holding common units of Realty Income, L.P., each on a per unit basis that is equal to the amount paid per share to our common stockholders.
In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2022, our cash distributions to common stockholders totaled $1.81 billion, or approximately 95.3% of our estimated taxable income of $1.90 billion. Certain measures are available to us to reduce or eliminate our tax exposure as a REIT, and accordingly, no provision for federal income taxes, other than our taxable REIT subsidiaries (each, a "TRS"), has been made. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance. We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our cash on hand and funds from operations are sufficient to support our current level of cash distributions to our stockholders. We distributed $1.5165 per share to stockholders during the six months ended June 30, 2023, representing 76.6% of our diluted AFFO per share of $1.98.
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
RESULTS OF OPERATIONS
The following is a comparison of our results of operations for the three and six months ended June 30, 2023 and 2022.
Total Revenue
The following summarizes our total revenue (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2023	2022	Change	2023	2022	Change
Rental (excluding reimbursable)	$907,551	$759,825	$147,726	$1,773,259	$1,515,383	$257,876
Rental (reimbursable)	87,738	40,975	46,763	147,319	84,982	$62,337
Other	23,916	9,619	14,297	43,026	17,397	$25,629
Total revenue	$1,019,205	$810,419	$208,786	$1,963,604	$1,617,762	$345,842
Rental Revenue (excluding reimbursable)
The table below summarizes our rental revenue (excluding reimbursable) in the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Number of Properties	Three Months Ended June 30,			Six months ended June 30,
		2023	2022	Change	2023	2022	Change
Properties acquired during 2023 & 2022	2,203	$186,693	$28,248	$158,445	$323,895	$34,237	$289,658
Same store rental revenue (1)	10,685	718,768	704,886	13,882	1,435,311	1,420,152	15,159
Constant currency adjustment (2)	N/A	(1,345)	(937)	(408)	(5,258)	2,226	(7,484)
Properties sold during and prior to 2023	243	135	5,537	(5,402)	1,193	11,907	(10,714)
Straight-line rent and other non-cash adjustments	N/A	(7,912)	3,933	(11,845)	(6,078)	12,188	(18,266)
Vacant rents, development and other (3)	230	10,445	14,064	(3,619)	20,188	28,457	(8,269)
Other excluded revenue (4)	N/A	767	4,094	(3,327)	4,008	6,216	(2,208)
Totals		$907,551	$759,825	$147,726	$1,773,259	$1,515,383	$257,876

(1)Same store rental revenue increased by 2.0% and 1.1% for the three and six months ended June 30, 2023 as compared to the same periods in 2022, respectively.
(2)For purposes of comparability, same store rental revenue is presented on a constant currency basis using the exchange rate as of June 30, 2023, of 1.27 British Pound Sterling ("GBP")/USD and 1.09 Euro ("EUR")/USD. None of the properties in Italy and Ireland met our same store pool definition for the periods presented.
(3)Relates to the aggregate of (i) rental revenue from 203 properties that were available for lease during part of 2023 or 2022, and (ii) rental revenue for 27 properties under development or completed developments that do not meet our same store pool definition for the periods presented.
(4)Primarily consists of reimbursements for tenant improvements and rental revenue that is not contractual base rent such as lease termination

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
Of the 13,827 in-place leases in the portfolio, which excludes 196 vacant units, 11,636, or 84.2%, were under leases that provide for increases in rents through: base rent increases tied to inflation (typically subject to ceilings), percentage rent based on a percentage of the clients’ gross sales, fixed increases, or a combination of two or more of the aforementioned rent provisions.
Rent based on a percentage of our client's gross sales, or percentage rent, was $1.7 million in the three months ended June 30, 2023, $2.2 million for the three months ended June 30, 2022, $5.8 million for the six months ended June 30, 2023, and $6.0 million for the six months ended June 30, 2022. Percentage rent represents less than 1.0% of rental revenue.
At June 30, 2023, our portfolio of 13,118 properties was 99.0% leased with 137 properties available for lease, as compared to 99.0% leased with 126 properties available for lease at December 31, 2022, and 98.9% leased with 132 properties available for lease at June 30, 2022. It has been our experience that approximately 1% to 4% of our property portfolio will be available for lease at any given time; however, it is possible that the number of properties available for lease or sale could increase in the future, given the nature of economic cycles and other unforeseen global events, such as the COVID-19 pandemic.
Rental Revenue (reimbursable)
A number of our leases provide for contractually obligated reimbursements from clients for recoverable real estate taxes and operating expenses. Contractually obligated reimbursements by our clients increased by $46.8 million and $62.3 million for the three and six months ended June 30, 2023 as compared with the same periods in 2022, respectively, primarily due to higher recoverable real estate tax taxes from overall portfolio growth.
Other Revenue
Other revenue primarily relates to interest income recognized on financing receivables for certain leases with above-market terms. Other revenue increased by $14.3 million and $25.6 million for the three and six months ended June 30, 2023 as compared to the same periods in 2022, respectively, due to a higher number of leases with above-market terms in recent acquisitions.
Total Expenses
The following summarizes our total expenses (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2023	2022	Change	2023	2022	Change
Depreciation and amortization	$472,278	$409,437	$62,841	$923,755	$813,199	$110,556
Interest	183,857	110,121	73,736	337,989	216,524	121,465
Property (excluding reimbursable)	6,965	11,205	(4,240)	16,781	19,540	(2,759)
Property (reimbursable)	87,738	40,975	46,763	147,319	84,982	62,337
General and administrative	36,829	34,139	2,690	70,996	66,838	4,158
Provisions for impairment	29,815	7,691	22,124	42,993	14,729	28,264
Merger and integration-related costs	341	2,729	(2,388)	1,648	9,248	(7,600)
Total expenses	$817,823	$616,297	$201,526	$1,541,481	$1,225,060	$316,421
Total revenue (1)	$931,467	$769,444		$1,816,285	$1,532,780
General and administrative expenses as a percentage of total revenue (1)	4.0%	4.4%		3.9%	4.4%
Property expenses (excluding reimbursable) as a percentage of total revenue (1)	0.7%	1.5%		0.9%	1.3%
(1) Excludes rental revenue (reimbursable).

Depreciation and Amortization
Depreciation and amortization increased by $62.8 million and $110.6 million for the three and six months ended June 30, 2023 as compared to the same periods in 2022, respectively, primarily due to overall portfolio growth from acquisitions.

Interest Expense
The following is a summary of the components of our interest expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest on our credit facility, commercial paper, term loans, notes, mortgages and interest rate swaps	$197,321	$124,313	$365,287	$245,288
Credit facility commitment fees	1,313	1,226	2,642	2,163
Amortization of debt origination and deferred financing costs	6,497	3,280	12,568	6,403
(Gain) loss on interest rate swaps	(1,799)	724	(3,600)	1,446
Amortization of net mortgage premiums	(3,196)	(3,530)	(6,396)	(7,091)
Amortization of net note premiums	(15,125)	(15,683)	(30,657)	(31,423)
Capital lease obligation	402	356	805	678
Interest capitalized	(1,556)	(565)	(2,660)	(940)
Interest expense	$183,857	$110,121	$337,989	$216,524

Credit facility, commercial paper, term loans, mortgages and notes
Average outstanding balances	$20,406,982	$15,944,510	$19,594,007	$15,629,159
Weighted average interest rates	3.84%	3.08%	3.71%	3.10%
Interest expense increased by $73.7 million and $121.5 million for the three and six months ended June 30, 2023 as compared to the same periods in 2022, primarily due to higher average debt and weighted average interest. See notes to the accompanying consolidated financial statements additional information regarding our indebtedness.
Property Expenses (excluding reimbursable)
Property expenses (excluding reimbursable) consist of costs associated with properties available for lease, non-net-leased properties and general portfolio expenses and include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections and legal fees.
Property expenses (excluding reimbursable) decreased $4.2 million and $2.8 million for the three and six months ended June 30, 2023 as compared with the same periods in 2022, respectively, primarily due to our decrease in property tax expense.
Property Expenses (reimbursable)
Property expenses (reimbursable) consist of reimbursable property taxes and operating costs paid on behalf of our clients. Property expenses (reimbursable) increased by $46.8 million and $62.3 million for the three and six months ended June 30, 2023 as compared with the same periods in 2022, respectively, which is proportional to overall portfolio growth.
General and Administrative Expenses
General and administrative expenses are expenditures related to the operations of our company, including employee-related costs, professional fees, and other general overhead costs associated with running our business.
General and administrative expenses increased $2.7 million and $4.2 million for the three and six months ended June 30, 2023 as compared with the same periods in 2022, respectively, primarily due to higher payroll-related compensation costs associated with the growth of the company.
Provisions for Impairment
The following table summarizes provisions for impairment during the periods indicated below (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Carrying value prior to impairment	$97.0	$64.5	$125.5	$98.2
Less: total provisions for impairment	(29.8)	(7.7)	(43.0)	(14.7)
Carrying value after impairment	$67.2	$56.8	$82.5	$83.5
Merger and Integration-Related Costs
Merger and integration-related costs consist of advisory fees, attorney fees, accountant fees, and incremental and non-recurring costs necessary to convert data and systems, retain employees and otherwise enable us to operate the acquired business or assets efficiently.
We incurred approximately $0.3 million and $1.6 million of merger and integration-related transaction costs during the three and six months ended June 30, 2023, respectively, compared to approximately $2.7 million and $9.2 million during the three and six months ended June 30, 2022, respectively, in conjunction with our merger with VEREIT, Inc. in November 2021.
Gain on Sales of Real Estate
The following summarizes our property dispositions (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Number of properties sold	29	70	55	104
Net sales proceeds	$31.9	$150.0	$60.5	$272.2
Gain on sales of real estate	$7.8	$40.6	$12.1	$50.7
Foreign Currency and Derivative (Loss) Gain, Net
We borrow in the functional currencies of the countries in which we invest. Net foreign currency gain and loss are primarily related to the remeasurement of intercompany debt from foreign subsidiaries. Derivative gain and loss primarily relates to mark-to-market adjustments on derivatives that do not qualify for hedge accounting and settlement of designated derivatives reclassified from AOCI.
Net foreign currency and derivative (loss) gain, net for the three and six months ended June 30, 2023 was a loss of $2.6 million and a gain of $7.8 million, respectively, primarily due to foreign currency fluctuations on undesignated foreign currency exchange swap agreements.
In June 2022, following the early prepayment of our Sterling-denominated intercompany loan receivable from our consolidated foreign subsidiaries, we terminated the four cross-currency swaps used to hedge the foreign currency exposure of the intercompany loan. As the hedge relationship was terminated and the future principal and interest associated with the prepaid intercompany loan will not occur, $20.0 million gain was reclassified from AOCI. The reclassification from AOCI was offset by $7.9 million in losses from the intercompany loan remeasurement on the final exchange.
Equity in Income and Impairment of Investment in Unconsolidated Entities
Equity in income of unconsolidated entities relates to three equity method investments acquired in our merger with VEREIT, Inc. in November 2021, which were all sold during 2022. The income for the three and six months ended June 30, 2023 is attributable to distributions in excess of our basis. Following the sale of the properties, distributions primarily result from the release of holdbacks from property sales, refunds from taxing authorities and distributions of operating cash. The loss for the three and six months ended June 30, 2022 is primarily driven by an other than temporary impairment of $7.8 million related to the sale of these investments.
Other Income, Net
Certain miscellaneous non-recurring revenue is included in other income, net. The increase of $0.2 million and $1.1 million for the three and six months ended June 30, 2023 as compared to the same periods in 2022, respectively, was primarily due to higher interest income earned on cash balances from an increase in interest rates.

Income Taxes
Income taxes primarily consist of international income taxes accrued or paid by us and our subsidiaries, as well as to state and local taxes. The decrease of $1.7 million and $0.8 million in income taxes for the three and six months ended June 30, 2023, as compared to the same periods in 2022, is primarily attributable to lower UK tax rates.
NON-GAAP FINANCIAL MEASURES
Adjusted Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate ("Adjusted EBITDAre")
Nareit established an EBITDA metric for real estate companies (i.e., EBITDA for real estate, or EBITDAre) it believed would provide investors with a consistent measure to help make investment decisions among REITs. Our definition of “Adjusted EBITDAre” is generally consistent with the Nareit definition, other than our adjustments to remove foreign currency and derivative gain and loss, excluding gain and loss from the settlement of foreign currency forwards not designated as hedges (which is consistent with our previous calculations of "Adjusted EBITDA"). We define Adjusted EBITDAre, a non–GAAP financial measure, for the most recent quarter as earnings (net income) before (i) interest expense, including non-cash loss (gain) on swaps, (ii) income and franchise taxes, (iii) real estate depreciation and amortization, (iv) provisions for impairment, (v) merger and integration-related costs, (vi) gain on sales of real estate, (vii) foreign currency and derivative (gains) losses, net (as described in the Adjusted Funds from Operations section), and (viii) our proportionate share of adjustments from unconsolidated entities. Our Adjusted EBITDAre may not be comparable to Adjusted EBITDAre reported by other companies or as defined by Nareit, and other companies may interpret or define Adjusted EBITDAre differently than we do. Management believes Adjusted EBITDAre to be a meaningful measure of a REIT’s performance because it provides a view of our operating performance, analyzes our ability to meet interest payment obligations before the effects of income tax, depreciation and amortization expense, provisions for impairment, gain on sales of real estate and other items, as defined above, that affect comparability, including the removal of non-recurring and non-cash items that industry observers believe are less relevant to evaluating the operating performance of a company. In addition, EBITDAre is widely followed by industry analysts, lenders, investors, rating agencies, and others as a means of evaluating the operational cash generating capacity of a company prior to servicing debt obligations. Management also believes the use of an annualized quarterly Adjusted EBITDAre metric, which we refer to as Annualized Adjusted EBITDAre, is meaningful because it represents our current earnings run rate for the period presented. Annualized Adjusted EBITDAre and Annualized Pro Forma Adjusted EBITDAre, as defined below, are also used to determine the vesting of performance share awards granted to executive officers. Annualized Adjusted EBITDAre should be considered along with, but not as an alternative to net income as a measure of our operating performance. We define Annualized Pro Forma Adjusted EBITDAre as Annualized Adjusted EBITDAre, subject to certain adjustments to incorporate Adjusted EBITDAre from properties we acquired or stabilized during the applicable quarter and to remove Adjusted EBITDAre from properties we disposed of during the applicable quarter, and include transaction accounting adjustments in accordance with U.S. GAAP, giving pro forma effect to all transactions as if they occurred at the beginning of the applicable period. Our calculation includes all adjustments consistent with the requirements to present Adjusted EBITDAre on a pro forma basis in accordance with Article 11 of Regulation S-X. The Annualized Pro Forma Adjustments are consistent with the debt service coverage ratio calculated under financial covenants for our senior unsecured notes. We believe Annualized Pro Forma Adjusted EBITDAre is a useful non-GAAP supplemental measure, as it excludes properties that were no longer owned at the balance sheet date and includes the annualized rent from properties acquired during the quarter. Management also uses our ratios of net debt-to-Annualized Adjusted EBITDAre and net debt-to Annualized Pro Forma Adjusted EBITDAre as measures of leverage in assessing our financial performance, which is calculated as net debt (which we define as total debt per the consolidated balance sheets, excluding deferred financing costs and net premiums and discounts, but including our proportionate share on debt from unconsolidated entities, less cash and cash equivalents), divided by annualized quarterly Adjusted EBITDAre and annualized Pro Forma Adjusted EBITDAre, respectively.

The following is a reconciliation of net income (which we believe is the most comparable U.S. GAAP measure) to Adjusted EBITDAre and Annualized Pro Forma EBITDAre calculations for the period indicated below (dollars in thousands):

	Three months ended June 30,
	2023		2022
Net income	$197,153		$223,822
Interest	183,857		110,121
Gain on extinguishment of debt	—		(127)
Income taxes	12,932		14,658
Depreciation and amortization	472,278		409,437
Provisions for impairment	29,815		7,691
Merger and integration-related costs	341		2,729
Gain on sales of real estate	(7,824)		(40,572)
Foreign currency and derivative losses (gains), net	2,552		(7,480)
Gain on settlement of foreign currency forwards	—		2,106
Proportionate share of adjustments from unconsolidated entities	(411)		9,049
Quarterly Adjusted EBITDAre	$890,693		$731,434
Annualized Adjusted EBITDAre (1)	$3,562,772		$2,925,736
Annualized Pro Forma Adjustments	$87,712		$55,756
Annualized Pro Forma Adjusted EBITDAre	$3,650,484		$2,981,492
Total debt per the consolidated balance sheets, excluding deferred financing costs and net premiums and discounts	$19,538,466		$15,738,383
Proportionate share for unconsolidated entities debt, excluding deferred financing costs	—		86,006
Less: Cash and cash equivalents	(253,693)		(172,849)
Net Debt (2)	$19,284,773		$15,651,540
Net Debt/Annualized Adjusted EBITDAre	5.4	x	5.3	x
Net Debt/Annualized Pro Forma Adjusted EBITDAre	5.3	x	5.2	x
(1) We calculate Annualized Adjusted EBITDAre by multiplying the Quarterly Adjusted EBITDAre by four.
(2) Net Debt is total debt per our consolidated balance sheets, excluding deferred financing costs and net premiums and discounts, but including our proportionate share on debt from unconsolidated entities, less cash and cash equivalents.
As described above, the Annualized Pro Forma Adjustments, which include transaction accounting adjustments in accordance with U.S. GAAP, consist of adjustments to incorporate the Adjusted EBITDAre from properties we acquired or stabilized during the applicable quarter and remove Adjusted EBITDAre from properties we disposed of during the applicable quarter, giving pro forma effect to all transactions as if they occurred at the beginning of the period, consistent with the requirements of Article 11 of Regulation S-X. The following table summarizes our Annualized Pro Forma Adjusted EBITDAre calculation for the period indicated below (dollars in thousands):

	Three months ended June 30,
	2023	2022
Annualized pro forma adjustments from properties acquired or stabilized	$87,510	$56,048
Annualized pro forma adjustments from properties disposed	202	(292)
Annualized Pro forma Adjustments	$87,712	$55,756

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
The following summarizes our FFO and Normalized FFO (dollars in millions, except per share data):

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
FFO available to common stockholders	$688.0	$608.8	13.0%	$1,372.3	$1,210.2	13.4%
FFO per share (1)	$1.02	$1.01	1.0%	$2.05	$2.02	1.5%
Normalized FFO available to common stockholders	$688.3	$611.5	12.6%	$1,373.9	$1,219.5	12.7%
Normalized FFO per share (1)	$1.02	$1.02	0.0%	$2.06	$2.04	1.0%
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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income available to common stockholders	$195,415	$223,207	$420,431	$422,576
Depreciation and amortization	472,278	409,437	923,755	813,199
Depreciation of furniture, fixtures and equipment	(297)	(489)	(839)	(967)
Provisions for impairment	29,815	7,691	42,993	14,729
Gain on sales of real estate	(7,824)	(40,572)	(12,103)	(50,728)
Proportionate share of adjustments for unconsolidated entities	(465)	9,860	(465)	12,095
FFO adjustments allocable to noncontrolling interests	(937)	(319)	(1,496)	(673)
FFO available to common stockholders	$687,985	$608,815	$1,372,276	$1,210,231
FFO allocable to dilutive noncontrolling interests	1,371	776	2,791	1,584
Diluted FFO	$689,356	$609,591	$1,375,067	$1,211,815

FFO available to common stockholders	$687,985	$608,815	$1,372,276	$1,210,231
Merger and integration-related costs	341	2,729	1,648	9,248
Normalized FFO available to common stockholders	$688,326	$611,544	$1,373,924	$1,219,479
Normalized FFO allocable to dilutive noncontrolling interests	1,371	776	2,791	1,584
Diluted Normalized FFO	$689,697	$612,320	$1,376,715	$1,221,063

FFO per common share
Basic	$1.02	$1.01	$2.06	$2.02
Diluted	$1.02	$1.01	$2.05	$2.02
Normalized FFO per common share, basic and diluted	$1.02	$1.02	$2.06	$2.04

Distributions paid to common stockholders	$515,091	$445,829	$1,012,336	$884,109
FFO available to common stockholders in excess of distributions paid to common stockholders	$172,894	$162,986	$359,940	$326,122
Normalized FFO available to common stockholders in excess of distributions paid to common stockholders	$173,235	$165,715	$361,588	$335,370
Weighted average number of common shares used for FFO and Normalized FFO:
Basic	674,109	601,672	667,357	597,778
Diluted	676,388	603,091	669,903	599,201
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
The following summarizes our AFFO (dollars in millions, except per share data):

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
AFFO available to common stockholders	$671.7	$583.7	15.1%	$1,322.5	$1,163.8	13.6%
AFFO per share (1)	$1.00	$0.97	3.1%	$1.98	$1.94	2.1%
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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income available to common stockholders	$195,415	$223,207	$420,431	$422,576
Cumulative adjustments to calculate Normalized FFO (1)	492,911	388,337	953,493	796,903
Normalized FFO available to common stockholders	688,326	611,544	1,373,924	1,219,479
Gain on extinguishment of debt	—	(127)	—	(127)
Amortization of share-based compensation	7,623	6,641	13,923	11,643
Amortization of net debt premiums and deferred financing costs (2)	(10,509)	(16,948)	(24,197)	(34,044)
Non-cash (gain) loss on interest rate swaps	(1,799)	724	(3,600)	1,446
Straight-line impact of cash settlement on interest rate swaps (3)	1,797	—	3,595	—
Leasing costs and commissions	(5,032)	(794)	(5,476)	(3,167)
Recurring capital expenditures	(85)	(173)	(138)	(186)
Straight-line rent and expenses, net	(33,963)	(27,554)	(70,448)	(55,376)
Amortization of above and below-market leases, net	19,670	16,402	37,028	30,044
Proportionate share of adjustments for unconsolidated entities	—	(2,090)	—	(4,154)
Other adjustments (4)	5,709	(3,897)	(2,145)	(1,732)
AFFO available to common stockholders	$671,737	$583,728	$1,322,466	$1,163,826
AFFO allocable to dilutive noncontrolling interests	1,382	787	2,813	1,607
Diluted AFFO	$673,119	$584,515	$1,325,279	$1,165,433

AFFO per common share:
Basic	1.00	0.97	$1.98	$1.95
Diluted	1.00	0.97	$1.98	$1.94
Distributions paid to common stockholders	$515,091	$445,829	$1,012,336	$884,109
AFFO available to common stockholders in excess of distributions paid to common stockholders	$156,646	$137,899	$310,130	$279,717
Weighted average number of common shares used for computation per share:
Basic	674,109	601,672	667,357	597,778
Diluted	676,388	603,091	669,903	599,201
(1)See reconciling items for Normalized FFO presented under “Funds from Operations Available to Common Stockholders ("FFO") and Normalized Funds from Operations Available to Common Stockholders ("Normalized FFO")".
(2)Includes the amortization of net premiums on notes payable and assumption of our mortgages payable, which are being amortized over the life of the applicable debt, and costs incurred and capitalized upon issuance and exchange of our notes payable, assumption of our mortgages payable and issuance of our term loans, which are also being amortized over the lives of the applicable debt. No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.
(3)Represents the straight-line amortization of $72.0 million gain realized upon the termination of $500.0 million in notional interest rate swaps, over the term of the $750.0 million of 5.625% senior unsecured notes due October 2032.
(4)Includes foreign currency gain and loss as a result of intercompany debt and remeasurement transactions, mark-to-market adjustments on investments and derivatives that are non-cash in nature, straight-line payments from cross-currency swaps, obligations related to financing lease liabilities, and adjustments allocable to noncontrolling interests.
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
PROPERTY PORTFOLIO INFORMATION
At June 30, 2023, out of the 13,118 properties that we owned or held interest in, 12,981 properties were leased under net lease agreements. A net lease typically requires the client to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, clients of our properties typically pay rent increases based on: (1) fixed increases, (2) increases tied to inflation (typically subject to ceilings), or (3) additional rent calculated as a percentage of the clients' gross sales above a specified level.
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

	Percentage of Total Portfolio Annualized Contractual Rent by Industry (1)
	As of
	Jun 30, 2023	Dec 31, 2022	Dec 31, 2021	Dec 31, 2020	Dec 31, 2019
Convenience Stores	11.1%	8.6%	9.1%	11.9%	12.3%
Grocery	9.9	10.0	10.2	9.8	7.9
Dollar Stores	7.1	7.4	7.5	7.6	7.9
Home Improvement	5.9	5.6	5.1	4.3	2.9
Drug Stores	5.8	5.7	6.6	8.2	8.8
Restaurants-Quick Service	5.5	6.0	6.6	5.3	5.8
Restaurants-Casual Dining	4.8	5.1	5.9	2.8	3.2
Health and Fitness	4.2	4.4	4.7	6.7	7.0
Automotive Service	4.0	4.0	3.2	2.7	2.6
General Merchandise	3.7	3.7	3.7	3.4	2.5
(1) The presentation of Top 10 Industry Concentrations combines total portfolio contractual rent from the U.S. and Europe. Europe consists of properties in the U.K., starting in May 2019, in Spain, starting in September 2021, in Italy, starting in October 2022, and in Ireland, starting in June 2023.
Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of June 30, 2023 (dollars in thousands):

Property Type	Number of Properties	Approximate Leasable Square Feet (1)	Total Portfolio Annualized Contractual Rent	Percentage of Total Portfolio Annualized Contractual Rent
Retail	12,722	166,983,000	$3,097,985	82.5%
Industrial	358	82,978,500	492,865	13.1
Gaming	1	3,096,700	100,000	2.7
Other (2)	37	2,411,200	64,592	1.7
Totals	13,118	255,469,400	$3,755,442	100.0%
(1)Includes leasable building square footage. Excludes 2,962 acres of leased land categorized as agriculture at June 30, 2023.
(2)"Other" includes 27 properties classified as agriculture, consisting of approximately 0.3 million leasable square feet and $37.4 million in annualized contractual rent and ten properties classified as office, consisting of approximately 2.1 million leasable square feet and $27.2 million in annualized contractual rent.

Client Diversification
The following table sets forth the 20 largest clients in our property portfolio, expressed as a percentage of total portfolio annualized contractual rent, which does not give effect to deferred rent, at June 30, 2023:

Client	Number of Leases	Percentage of Total Portfolio Annualized Contractual Rent (1)
Dollar General	1,579	3.8%
Walgreens	362	3.8
Dollar Tree / Family Dollar	1,162	3.3
7-Eleven	634	3.2
EG Group Limited	414	2.7
Wynn Resorts	1	2.7
FedEx	79	2.3
B&Q (Kingfisher)	45	1.9
Sainsbury's	35	1.9
LA Fitness	73	1.8
BJ's Wholesale Clubs	33	1.6
Lifetime Fitness	22	1.5
CVS Pharmacy	192	1.5
Wal-Mart / Sam's Club	67	1.5
Tractor Supply	184	1.4
Tesco	20	1.3
AMC Theaters	35	1.3
Red Lobster	200	1.2
Regal Cinemas (Cineworld)	35	1.1
Lowe's	40	1.1
Total	5,212	40.8%
(1)Amounts for each client are calculated independently; therefore, the individual percentages may not sum to the total.

Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the client) and their contribution to total portfolio annualized contractual rent as of June 30, 2023 (dollars in thousands):

	Total Portfolio (1)
	Expiring Leases		Approximate Leasable Square Feet	Total Portfolio Annualized Contractual Rent	Percentage of Total Portfolio Annualized Contractual Rent
Year	Retail	Non-Retail
2023	290	4	2,399,900	$41,120	1.1%
2024	640	30	11,722,100	135,249	3.6
2025	902	36	14,547,300	207,867	5.5
2026	842	33	16,660,200	197,022	5.2
2027	1,421	36	22,388,600	290,526	7.7
2028	1,470	54	27,542,000	331,018	8.8
2029	1,012	25	21,926,900	270,987	7.2
2030	585	20	15,789,100	187,762	5.0
2031	540	39	22,238,400	257,989	6.9
2032	969	33	17,739,300	255,151	6.8
2033	672	16	15,579,600	197,693	5.4
2034	578	7	10,565,900	221,600	5.9
2035	430	3	5,222,900	113,601	3.0
2036	424	8	7,737,200	140,243	3.7
2037	504	9	8,607,300	135,066	3.6
2038-2143	2,128	67	31,919,500	772,548	20.6
Totals	13,407	420	252,586,200	$3,755,442	100.0%
(1)Leases on our multi-client properties are counted separately in the table above. This table excludes 196 vacant units.

Geographic Diversification
The following table sets forth certain geographic information regarding our property portfolio as of June 30, 2023 (dollars in thousands):

Location	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Percentage of Total Portfolio Annualized Contractual Rent
Alabama	404	99%	4,379,300	1.8%
Alaska	6	100	299,700	0.1
Arizona	253	100	3,996,100	1.9
Arkansas	256	100	2,775,000	1.0
California	351	99	12,415,900	5.6
Colorado	170	98	2,697,500	1.1
Connecticut	53	98	1,759,200	0.7
Delaware	24	100	141,100	0.1
Florida	880	99	10,528,000	5.3
Georgia	571	98	9,141,400	3.4
Hawaii	22	100	47,800	0.2
Idaho	27	100	189,100	0.1
Illinois	554	99	13,221,500	5.1
Indiana	427	99	8,197,900	2.6
Iowa	107	100	3,452,300	0.9
Kansas	193	99	4,690,400	1.0
Kentucky	372	99	6,288,400	1.6
Louisiana	353	100	5,275,400	2.0
Maine	85	99	1,208,700	0.6
Maryland	79	97	3,067,500	1.2
Massachusetts	207	100	6,672,000	4.8
Michigan	474	99	5,893,600	2.6
Minnesota	258	98	4,343,400	1.8
Mississippi	301	99	4,493,600	1.2
Missouri	388	98	5,393,400	1.9
Montana	24	100	223,100	0.1
Nebraska	79	99	1,122,500	0.3
Nevada	74	100	2,665,700	0.9
New Hampshire	54	98	667,300	0.5
New Jersey	146	97	2,282,900	1.5
New Mexico	108	100	1,343,500	0.5
New York	337	99	5,033,100	3.1
North Carolina	409	98	8,307,800	2.9
North Dakota	21	95	427,800	0.2
Ohio	714	99	15,990,500	4.1
Oklahoma	316	100	4,271,000	1.6
Oregon	41	100	650,400	0.4
Pennsylvania	346	97	6,241,500	2.4
Rhode Island	31	100	207,400	0.2
South Carolina	323	99	4,481,300	1.8
South Dakota	32	100	453,700	0.2
Tennessee	455	98	7,292,000	2.4
Texas	1,590	99	26,416,400	10.1
Utah	39	100	1,585,500	0.5
Vermont	18	100	173,500	0.1
Virginia	367	99	7,352,500	2.3
Washington	80	100	1,815,200	0.9
West Virginia	81	100	769,900	0.3
Wisconsin	286	100	6,577,200	2.0
Wyoming	23	100	157,700	0.1
Puerto Rico	6	100	59,400	0.1
United Kingdom	241	100	23,003,000	10.5
Spain	53	100	3,960,100	0.9
Italy	7	100	1,075,100	0.4
Ireland	2	100	294,200	0.1
Totals/average	13,118	99%	255,469,400	100.0%

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
The following table presents, by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of June 30, 2023. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of Principal Due	Fixed rate debt	Weighted average rate on fixed rate debt	Variable rate debt	Weighted average rate on variable rate debt
2023	$14.1	4.65%	$122.7	5.37%
2024	1,840.5	4.48%	—	—
2025	1,093.9	4.23%	—	—
2026 (1)	1,587.0	3.72%	2,446.2	4.98%
2027	2,048.2	2.66%	—	—
Thereafter	10,385.8	3.50%	—	—
Totals (2)	$16,969.5	3.57%	$2,568.9	5.00%
Fair Value (3)	$15,123.1		$2,562.0
(1) Assumes the two twelve-month extensions available at the company's option on our 2023 term loans are fully exercised. As our interest rate swaps which fix our per annum interest rate expires upon the initial maturity date (excluding extensions), it becomes variable-rate debt starting in 2024 and is reflected in table above.
(2)Excludes net premiums recorded on mortgages payable, net premiums recorded on notes payable, deferred financing costs on mortgages payable, notes payable, and term loans, and basis adjustment on interest rate swaps designated as fair value hedges on notes payable.
(3)We base the estimated fair value of the publicly-traded fixed rate senior notes and bonds at June 30, 2023, on the indicative market prices and recent trading activity of our senior notes and bonds payable. We base the estimated fair value of our fixed rate mortgages and private senior notes payable at June 30, 2023, on the relevant forward interest rate curve, plus an applicable credit-adjusted spread. We believe that the carrying values of the line of credit and commercial paper borrowings and term loan balances reasonably approximate their estimated fair values at June 30, 2023.
The table above incorporates only those exposures that exist as of June 30, 2023. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.
At June 30, 2023, our outstanding notes, bonds and mortgages payable had fixed interest rates. Interest on our credit facility and commercial paper borrowings and term loans is variable. However, the variable interest rate feature on our term loans have been mitigated by interest rate swap agreements. Based on our revolving credit facility balance of $867.5 million at June 30, 2023, a 1% change in interest rates would change our interest rate costs by $8.7 million per year.
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

As of and for the quarter ended June 30, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.
Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2023 our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A: Risk Factors
You should carefully consider the risks described in "Item 1A, Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds
The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2021 Incentive Award Plan of Realty Income Corporation:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 1, 2023 — April 30, 2023	30	$63.27
May 1, 2023 — May 31, 2023	763	$60.70
June 1, 2023 — June 30, 2023	73	$59.68
Total	866	$60.70
(1)All 866 shares of common stock purchased during the three months ended June 30, 2023 were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2021 Incentive Award Plan of Realty Income Corporation. The withholding of common stock by us could be deemed a purchase of such common stock.
Item 5: Other Information

During the three months ended June 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

4.2	Form of 4.700% Note due 2028 issued on April 14, 2023 (filed as part of exhibit 4.4 to the Company's Form 8-K, filed on April 14, 2023 (File No. 001-13374) and incorporated herein by reference).
4.3	Form of 4.900% Note due 2033 issued on April 14, 2023 (filed as part of exhibit 4.4 to the Company's Form 8-K, filed on April 14, 2023 (File No. 001-13374) and incorporated herein by reference).
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

4.5	Form of 4.875% Note due 2030 issued on July 6, 2023 (filed as part of exhibit 4.4 to the Company’s Form 8-K, filed on July 6, 2023 (File No. 001-13374) and incorporated herein by reference).
4.6	Form of 5.125% Note due 2034 issued on July 6, 2023 (filed as part of exhibit 4.4 to the Company’s Form 8-K, filed on July 6, 2023 (File No. 001-13374) and incorporated herein by reference).
4.7
Officers’ Certificate dated July 6, 2023 pursuant to Sections 201, 301 and 303 of the Indenture dated as of October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing the terms of a new series of debt securities entitled “4.875% Notes due 2030” and a new series of debt securities entitled “5.125% Notes due 2034” and including the forms of debt securities of each such series (filed as exhibit 4.4 to the Company’s Form 8-K, filed on July 6, 2023 (File No. 001-13374) and incorporated herein by reference).

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

REALTY INCOME CORPORATION

Date: August 3, 2023	/s/ SEAN P. NUGENT
Sean P. Nugent
Senior Vice President, Controller and Principal Accounting Officer
(Principal Accounting Officer)