Form 10-Q
period 2023-09-30
REALTY INCOME CORP
filed 2023-11-07
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023, or
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
There were 723,923,644 shares of common stock outstanding as of November 3, 2023.

REALTY INCOME CORPORATION
Index to Form 10-Q
September 30, 2023

PART 1. FINANCIAL INFORMATION
Item 1: Financial Statements
REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts) (unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Real estate held for investment, at cost:
Land	$14,408,324	$12,948,835
Buildings and improvements	33,606,951	29,707,751
Total real estate held for investment, at cost	48,015,275	42,656,586
Less accumulated depreciation and amortization	(5,781,056)	(4,904,165)
Real estate held for investment, net	42,234,219	37,752,421
Real estate and lease intangibles held for sale, net	19,927	29,535
Cash and cash equivalents	344,129	171,102
Accounts receivable, net	678,441	543,237
Lease intangible assets, net	5,089,293	5,168,366
Goodwill	3,731,478	3,731,478
Other assets, net	3,239,433	2,276,953
Total assets	$55,336,920	$49,673,092

LIABILITIES AND EQUITY
Distributions payable	$187,288	$165,710
Accounts payable and accrued expenses	660,366	399,137
Lease intangible liabilities, net	1,426,264	1,379,436
Other liabilities	786,437	774,787
Line of credit payable and commercial paper	858,260	2,729,040
Term loan, net	1,287,995	249,755
Mortgages payable, net	824,240	853,925
Notes payable, net	17,482,652	14,278,013
Total liabilities	23,513,502	20,829,803
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 1,300,000 shares authorized, 723,894 and 660,300 shares issued and outstanding as of September 30, 2023, and December 31, 2022, respectively	38,031,829	34,159,509
Distributions in excess of net income	(6,416,534)	(5,493,193)
Accumulated other comprehensive income	41,849	46,833
Total stockholders’ equity	31,657,144	28,713,149
Noncontrolling interests	166,274	130,140
Total equity	31,823,418	28,843,289
Total liabilities and equity	$55,336,920	$49,673,092
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
REVENUE
Rental (including reimbursable)	$1,008,862	$825,946	$2,929,440	$2,426,311
Other	30,242	11,323	73,268	28,720
Total revenue	1,039,104	837,269	3,002,708	2,455,031

EXPENSES
Depreciation and amortization	495,566	419,016	1,419,321	1,232,215
Interest	184,121	117,409	522,110	333,933
Property (including reimbursable)	70,981	52,719	235,081	157,241
General and administrative	35,525	34,096	106,521	100,934
Provisions for impairment	16,808	1,650	59,801	16,379
Merger and integration-related costs	2,884	3,746	4,532	12,994
Total expenses	805,885	628,636	2,347,366	1,853,696
Gain on sales of real estate	7,572	42,883	19,675	93,611
Foreign currency and derivative (loss) gain, net	(2,813)	(22,893)	4,957	(16,003)
Gain on extinguishment of debt	—	240	—	367
Equity in income and impairment of investment in unconsolidated entities	—	(662)	411	(6,335)
Other income, net	7,235	2,249	12,985	6,907
Income before income taxes	245,213	230,450	693,370	679,882
Income taxes	(11,336)	(10,163)	(36,218)	(35,802)
Net income	233,877	220,287	657,152	644,080
Net income attributable to noncontrolling interests	(404)	(720)	(3,248)	(1,937)
Net income available to common stockholders	$233,473	$219,567	$653,904	$642,143

Amounts available to common stockholders per common share:
Net income, basic and diluted	$0.33	$0.36	$0.96	$1.06

Weighted average common shares outstanding:
Basic	709,165	617,512	681,419	604,464
Diluted	709,543	617,957	682,129	604,836

Net income available to common stockholders	$233,473	$219,567	$653,904	$642,143
Total other comprehensive loss
Foreign currency translation adjustment	(61,401)	(89,231)	(3,605)	(148,929)
Unrealized gain (loss) on derivatives, net	7,193	41,914	(1,379)	119,058
Total other comprehensive loss	$(54,208)	$(47,317)	$(4,984)	$(29,871)
Comprehensive income available to common stockholders	$179,265	$172,250	$648,920	$612,272
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)
Three months ended September 30, 2023, and 2022

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total equity
Balance, June 30, 2023	708,773	$37,149,380	$(6,102,226)	$96,057	$31,143,211	$167,932	$31,311,143
Net income	—	—	233,473	—	233,473	404	233,877
Other comprehensive loss	—	—	—	(54,208)	(54,208)	—	(54,208)
Distributions paid and payable	—	—	(547,781)	—	(547,781)	(2,497)	(550,278)
Share issuances, net of costs	15,122	876,253	—	—	876,253	—	876,253
Contributions by noncontrolling interests	—	—	—	—	—	435	435
Share-based compensation, net	(1)	6,196	—	—	6,196	—	6,196
Balance, September 30, 2023	723,894	$38,031,829	$(6,416,534)	$41,849	$31,657,144	$166,274	$31,823,418

Balance, June 30, 2022	617,564	$31,303,383	$(4,999,150)	$22,379	$26,326,612	$76,267	$26,402,879
Net income	—	—	219,567	—	219,567	720	220,287
Other comprehensive loss	—	—	—	(47,317)	(47,317)	—	(47,317)
Distributions paid and payable	—	—	(461,429)	—	(461,429)	(1,070)	(462,499)
Issuance of common partnership units	—	—	—	—	—	51,221	51,221
Share issuances, net of costs	9,582	694,708	—	—	694,708	—	694,708
Share-based compensation, net	—	4,978	—	—	4,978	—	4,978
Balance, September 30, 2022	627,146	$32,003,069	$(5,241,012)	$(24,938)	$26,737,119	$127,138	$26,864,257

Nine months ended September 30, 2023 and 2022

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total equity
Balance, December 31, 2022	660,300	$34,159,509	$(5,493,193)	$46,833	$28,713,149	$130,140	$28,843,289
Net income	—	—	653,904	—	653,904	3,248	657,152
Other comprehensive loss	—	—	—	(4,984)	(4,984)	—	(4,984)
Distributions paid and payable	—	—	(1,577,245)	—	(1,577,245)	(7,108)	(1,584,353)
Share issuances, net of costs	63,348	3,858,347	—	—	3,858,347		3,858,347
Contributions by noncontrolling interests	—	—	—	—	—	39,994	39,994
Share-based compensation, net	246	13,973	—	—	13,973	—	13,973
Balance, September 30, 2023	723,894	$38,031,829	$(6,416,534)	$41,849	$31,657,144	$166,274	$31,823,418

Balance December 31, 2021	591,262	$29,578,212	$(4,530,571)	$4,933	$25,052,574	$76,826	$25,129,400
Net income	—	—	642,143	—	642,143	1,937	644,080
Other comprehensive loss	—	—	—	(29,871)	(29,871)	—	(29,871)
Distributions paid and payable	—	—	(1,352,584)	—	(1,352,584)	(2,846)	(1,355,430)
Issuance of common partnership units	—	—	—	—	—	51,221	51,221
Share issuances, net of costs	35,715	2,415,281	—	—	2,415,281	—	2,415,281
Share-based compensation, net	169	9,576	—	—	9,576	—	9,576
Balance, September 30, 2022	627,146	$32,003,069	$(5,241,012)	$(24,938)	$26,737,119	$127,138	$26,864,257
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$657,152	$644,080
Adjustments to net income:
Depreciation and amortization	1,419,321	1,232,215
Amortization of share-based compensation	20,154	16,742
Non-cash revenue adjustments	(51,272)	(37,538)
Gain on extinguishment of debt	—	(367)
Amortization of net premiums on mortgages payable	(9,597)	(10,418)
Amortization of net premiums on notes payable	(45,647)	(47,185)
Amortization of deferred financing costs	19,498	11,116
(Loss) gain on interest rate swaps	(5,390)	2,181
Foreign currency and unrealized derivative gain, net	10,188	16,003
Gain on sales of real estate	(19,675)	(93,611)
Equity in income and impairment of investment in unconsolidated entities	(411)	6,335
Distributions from unconsolidated entities	—	1,605
Provisions for impairment on real estate	59,801	16,379
Change in assets and liabilities
Accounts receivable and other assets	(17,538)	207,838
Accounts payable, accrued expenses and other liabilities	161,527	(32,009)
Net cash provided by operating activities	2,198,111	1,933,366
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(6,702,140)	(4,980,159)
Improvements to real estate, including leasing costs	(47,107)	(66,047)
Proceeds from sales of real estate	92,772	414,688
Return of investment from unconsolidated entities	3,927	1,401
Net proceeds from sale of unconsolidated entities	—	107,621
Proceeds from note receivable	—	5,867
Insurance proceeds received	15,177	16,046
Non-refundable escrow deposits	(1,188)	(28,556)
Net cash used in investing activities	(6,638,559)	(4,529,139)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(1,555,679)	(1,342,695)
Borrowings on line of credit and commercial paper programs	33,021,401	19,644,724
Payments on line of credit and commercial paper programs	(34,909,165)	(19,147,386)
Proceeds from term loan	1,029,383	—
Proceeds from notes payable issued	3,263,294	1,405,570
Principal payments on mortgages payable	(20,842)	(311,083)
Proceeds from common stock offerings, net	3,849,963	2,404,092
Proceeds from dividend reinvestment and stock purchase plan	8,382	8,708
Distributions to noncontrolling interests	(5,585)	(2,658)
Net receipts on derivative settlements	2,191	7,474
Debt issuance costs	(35,014)	(27,732)
Other items, including shares withheld upon vesting	(6,181)	(4,685)
Net cash provided by financing activities	4,642,148	2,634,329
Effect of exchange rate changes on cash and cash equivalents	2,083	(82,012)
Net increase (decrease) in cash, cash equivalents and restricted cash	203,783	(43,456)
Cash, cash equivalents and restricted cash, beginning of period	226,881	332,369
Cash, cash equivalents and restricted cash, end of period	$430,664	$288,913
For supplemental disclosures, see note 15, Supplemental Disclosures of Cash Flow Information.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited)
1.    Basis of Presentation
Realty Income Corporation (“Realty Income,” the “Company,” “we,” “our” or “us”) was founded in 1969 and is organized as a Maryland corporation. We invest in commercial real estate and have elected to be taxed as a real estate investment trust ("REIT"). We are listed on the New York Stock Exchange ("NYSE") under the symbol “O”.
As of September 30, 2023, we owned or held interests in a diversified portfolio of 13,282 properties located in all 50 states of the United States ("U.S."), Puerto Rico, the United Kingdom ("U.K."), Spain, Italy, and Ireland, with approximately 262.6 million square feet of leasable space.
Our accompanying unaudited consolidated financial statements were prepared from our books and records in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily an indication of the results that may be expected for the entire year. Readers of this quarterly report should refer to our audited consolidated financial statements for the year ended December 31, 2022, which are included in our 2022 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report. The U.S. dollar (“USD”) is our reporting currency. Unless otherwise indicated, all dollar amounts are expressed in USD.
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

At September 30, 2023, Realty Income, L.P. and certain investments, including investments in joint ventures, are considered VIEs in which we were deemed the primary beneficiary based on our controlling financial interests.

Below is a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets at September 30, 2023, and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Net real estate	$2,494,915	$920,032
Total assets	$3,161,113	$1,082,346
Total liabilities	$119,552	$60,127
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
Value-added tax receivable is included in 'Other assets, net', in the consolidated balance sheets. Previously, this was categorized as 'Accounts receivable, net' in the consolidated balance sheets.
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
Concentration of Credit Risk. There were no clients who accounted for more than more than 10% of our total revenue for each of the nine months ended September 30, 2023, and 2022.
Recent Accounting Pronouncements. The Company reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our consolidated financial statements.
2.    Supplemental Detail for Certain Components of Consolidated Balance Sheets (in thousands):

A.	Accounts receivable, net, consist of the following at:	September 30, 2023	December 31, 2022
	Straight-line rent receivables, net	$484,423	$363,993
	Client receivables, net	194,018	179,244
		$678,441	$543,237

B.	Lease intangible assets, net, consist of the following at:	September 30, 2023	December 31, 2022
	In-place leases	$5,680,498	$5,324,565
	Accumulated amortization of in-place leases	(1,857,044)	(1,409,878)
	Above-market leases	1,820,105	1,697,367
	Accumulated amortization of above-market leases	(554,266)	(443,688)
		$5,089,293	$5,168,366

C.	Other assets, net, consist of the following at:	September 30, 2023	December 31, 2022
	Financing receivables	$1,638,967	$933,116
	Right of use asset - financing leases	675,512	467,920
	Right of use asset - operating leases, net	595,148	603,097
	Value-added tax receivable	95,462	24,726
	Impounds related to mortgages payable	45,224	18,152
	Derivative assets and receivables – at fair value	44,753	83,100
	Prepaid expenses	42,220	28,128
	Restricted escrow deposits	41,311	37,627
	Credit facility origination costs, net	13,497	17,196
	Corporate assets, net	13,407	12,334
	Investment in sales type lease	6,030	5,951
	Non-refundable escrow deposits	1,188	5,667
	Other items	26,714	39,939
		$3,239,433	$2,276,953

D.	Accounts payable and accrued expenses consist of the following at:	September 30, 2023	December 31, 2022
	Notes payable - interest payable	$182,603	$129,202
	Accrued costs on properties under development	87,672	26,559
	Property taxes payable	87,316	45,572
	Derivative liabilities and payables – at fair value	78,344	64,724
	Value-added tax payable	64,197	23,375
	Accrued income taxes	46,378	22,626
	Accrued property expenses	42,366	25,290
	Mortgages, term loans, and credit line - interest payable	8,188	5,868
	Other items	63,302	55,921
		$660,366	$399,137

E.	Lease intangible liabilities, net, consist of the following at:	September 30, 2023	December 31, 2022
	Below-market leases	$1,737,936	$1,617,870
	Accumulated amortization of below-market leases	(311,672)	(238,434)
		$1,426,264	$1,379,436

F.	Other liabilities consist of the following at:	September 30, 2023	December 31, 2022
	Lease liability - operating leases, net	$426,575	$440,096
	Rent received in advance and other deferred revenue	296,567	269,645
	Lease liability - financing leases	42,251	49,469
	Security deposits	21,044	15,577
		$786,437	$774,787

3.    Investments in Real Estate
A.    Acquisitions of Real Estate
Below is a summary of our acquisitions for the nine months ended September 30, 2023:

	Number of Properties	Leasable Square Feet (in thousands)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Weighted Average Cash Lease Yield (1)
Acquisitions - U.S.	802	14,730	$3,708.9	15.9	6.9%
Acquisitions - Europe	80	8,608	2,191.6	15.6	7.1%
Total acquisitions	882	23,338	$5,900.5	15.8	7.0%
Properties under development (2)	305	7,269	910.0	16.2	6.7%
Total (3)	1,187	30,607	$6,810.5	15.8	6.9%
(1)The initial weighted average cash lease yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property. Since it is possible that a client could default on the payment of contractual rent (defined as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables), we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above. Contractual net operating income used in the calculation of initial weighted average cash lease yield includes approximately $3.7 million received as settlement credits as reimbursement of free rent periods for the nine months ended September 30, 2023.
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
(2)Includes £32.6 million of investments in four U.K. development properties and €25.9 million of investment in two Spain development properties, converted at the applicable exchange rates on the funding dates.
(3)Our clients occupying the new properties are 89.7% retail, 10.0% industrial, and 0.3% other property types based on annualized contractual rent. Approximately 25% of the annualized contractual rent generated from acquisitions during the nine months ended September 30, 2023 is from investment grade rated clients, their subsidiaries, or affiliated companies.
The aggregate purchase price of the assets acquired during the nine months ended September 30, 2023 has been allocated as follows (in millions):

	Acquisitions - USD	Acquisitions - Sterling	Acquisitions - Euro
Land (1)	$727.7	£434.7	€17.3
Buildings and improvements	2,640.0	824.8	24.2
Lease intangible assets (2)	371.9	122.2	15.6
Other assets (3)	560.3	326.1	1.6
Lease intangible liabilities (4)	(110.2)	(11.0)	(0.8)
Other liabilities (5)	(8.7)	(1.8)	—
	$4,181.0	£1,695.0	€57.9

(1)Sterling-denominated land includes £3.2 million of right of use assets under long-term ground leases.
(2)The weighted average amortization period for acquired lease intangible assets is 9.7 years.
(3)USD-denominated other assets consist entirely of financing receivables with above-market terms. Sterling-denominated other assets consist of £135.3 million of financing receivables with above-market terms and £190.8 million of right-of-use assets accounted for as finance leases.
(4)The weighted average amortization period for acquired lease intangible liabilities is 11.1 years.
(5)USD-denominated other liabilities consist entirely of deferred rent on certain below-market leases.
The properties acquired during the nine months ended September 30, 2023 generated total revenues of $174.4 million and net income of $91.6 million during the nine months ended September 30, 2023.

B.    Investments in Existing Properties
During the nine months ended September 30, 2023, we capitalized costs of $43.6 million on existing properties in our portfolio, consisting of $36.5 million for non-recurring building improvements, $6.9 million for re-leasing costs, and $0.2 million for recurring capital expenditures. In comparison, during the nine months ended September 30, 2022, we capitalized costs of $70.6 million on existing properties in our portfolio, consisting of $63.7 million for non-recurring building improvements, $3.9 million for re-leasing costs, and $3.0 million for recurring capital expenditures.
C.    Properties with Existing Leases
The value of the in-place and above-market leases is recorded to 'Lease intangible assets, net' on our consolidated balance sheets, and the value of the below-market leases is recorded to 'Lease intangible liabilities, net' on our consolidated balance sheets.
The values of the in-place leases are amortized as depreciation and amortization expense. The amounts amortized to expense for all of our in-place leases, for the nine months ended September 30, 2023, and 2022 were $489.2 million and $476.8 million, respectively.
The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue in the consolidated statements of income and comprehensive income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the nine months ended September 30, 2023 and 2022 were $48.6 million and $41.2 million, respectively. If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.
The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at September 30, 2023 (dollars in thousands):

	Net increase (decrease) to rental revenue	Increase to amortization expense
2023	$(15,270)	$159,999
2024	(55,582)	580,180
2025	(48,736)	499,404
2026	(41,027)	444,691
2027	(32,426)	385,298
Thereafter	353,466	1,753,882
Totals	$160,425	$3,823,454
D.    Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Number of properties	24	35	79	139
Net sales proceeds	$32.3	$142.4	$92.8	$414.7
Gain on sales of real estate	$7.6	$42.9	$19.7	$93.6

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
As of September 30, 2023, we had a borrowing capacity of $3.8 billion available on our revolving credit facility (subject to customary conditions to borrowing) and an outstanding balance of $481.5 million, comprised of £372.0 million Sterling and €26.0 million Euro borrowings, as compared to an outstanding balance at December 31, 2022 of $2.0 billion, comprised of €1.8 billion Euro and £70.0 million Sterling borrowings.
The weighted average interest rate on outstanding borrowings under our revolving credit facility was 4.8% and 1.7% during the nine months ended September 30, 2023, and 2022, respectively. At September 30, 2023, our weighted average interest rate on borrowings outstanding under our revolving credit facility was 5.9%. Our revolving credit facility is subject to various leverage and interest coverage ratio limitations, and at September 30, 2023, we were in compliance with the covenants under our revolving credit facility.
As of September 30, 2023, credit facility origination costs of $13.5 million are included in other assets, net, as compared to $17.2 million at December 31, 2022, on our consolidated balance sheets. These costs are being amortized over the remaining term of our revolving credit facility.
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
As of September 30, 2023, the balance of borrowings outstanding under our commercial paper programs was $376.8 million, consisting entirely of Euro borrowings, as compared to $701.8 million outstanding commercial paper borrowings, including €361.0 million of Euro-denominated borrowings, at December 31, 2022. The weighted average interest rate on outstanding borrowings under our commercial paper programs was 4.7% and 1.3% for the nine months ended September 30, 2023, and 2022, respectively. As of September 30, 2023, our weighted average interest rate on outstanding borrowings under our commercial paper programs was 4.0%. We use our $4.25 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper programs. The commercial paper borrowings generally carry a term of less than a year.

5.    Term Loans
In January 2023, we entered into a term loan agreement, permitting us to incur multicurrency term loans, up to an aggregate of $1.5 billion in total borrowings. As of September 30, 2023, we had $1.0 billion in multicurrency borrowings, including $90.0 million, £705.0 million, and €85.0 million in outstanding borrowings. The 2023 term loans initially mature in January 2024 and include two 12-month maturity extensions that can be exercised at our option, with an anticipated repayment date of January 2026. Our A3/A- credit ratings provide for a borrowing rate of 80 basis points over the applicable benchmark rate, which includes adjusted SOFR for USD-denominated loans, adjusted SONIA for Sterling-denominated loans, and EURIBOR for Euro-denominated loans. In conjunction with our 2023 term loans, we entered into interest rate swaps which fix our per annum interest rate. As of September 30, 2023, the effective interest rate, after giving effect to the interest rate swaps, was 5.0%.
We also have a $250.0 million senior unsecured term loan, which matures in March 2024. In conjunction with this term loan, we also entered into an interest rate swap. As of September 30, 2023, the effective interest rate on this term loan, after giving effect to the interest rate swap, was 3.8%.
At September 30, 2023, deferred financing costs of $2.3 million are included net of the term loans principal balance, as compared to $0.2 million related to our $250.0 million term loan at December 31, 2022, on our consolidated balance sheets. These costs are being amortized over the remaining term of the term loans. As of September 30, 2023, we were in compliance with the covenants contained in the term loans.
6.    Mortgages Payable
During the nine months ended September 30, 2023, we made $20.8 million in principal payments, including the full repayment of two mortgages for $17.4 million. No mortgages were assumed during the nine months ended September 30, 2023. Assumed mortgages are secured by the properties on which the debt was placed and are considered non-recourse debt with limited customary exceptions which vary from loan to loan.
Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At September 30, 2023, we were in compliance with these covenants.
The balance of our deferred financing costs, which are classified as part of 'Mortgages payable, net', on our consolidated balance sheets, was $0.6 million at September 30, 2023 and $0.8 million at December 31, 2022. These costs are being amortized over the remaining term of each mortgage.
The following table summarizes our mortgages payable as of September 30, 2023 and December 31, 2022 (dollars in millions):

As Of	Number of Properties (1)	Weighted Average Stated Interest Rate (2)	Weighted Average Effective Interest Rate (3)	Weighted Average Remaining Years Until Maturity	Remaining Principal Balance	Unamortized Premium and Deferred Financing Costs Balance, net	Mortgage Payable Balance
September 30, 2023	131	4.8%	3.3%	0.7	$822.0	$2.3	$824.2
December 31, 2022	136	4.8%	3.3%	1.4	$842.3	$11.6	$853.9
(1)At September 30, 2023, there were 16 mortgages on 131 properties and at December 31, 2022, there were 18 mortgages on 136 properties. With the exception of one Sterling-denominated mortgage which is paid quarterly, the mortgages require monthly payments with principal payments due at maturity. At September 30, 2023 and December 31, 2022, all mortgages were at fixed interest rates.
(2) Stated interest rates ranged from 3.0% to 6.9% at September 30, 2023 and December 31, 2022, respectively.
(3) Effective interest rates ranged from 1.3% to 6.6% and 2.7% to 6.6% at September 30, 2023 and December 31, 2022, respectively.

The following table summarizes the maturity of mortgages payable as of September 30, 2023, excluding $2.3 million related to unamortized net premiums and deferred financing costs (dollars in millions):

Year of Maturity	Principal
2023	$1.3
2024	740.5
2025	42.4
2026	12.0
2027	22.3
Thereafter	3.5
Totals	$822.0

7.    Notes Payable
A.    General
At September 30, 2023, our senior unsecured notes and bonds are USD-denominated, Sterling-denominated, and Euro-denominated. Foreign-denominated notes are converted at the applicable exchange rate on the balance sheet date. The following are sorted by maturity date (in thousands):

			Carrying Value (USD) as of
	Maturity Dates	Principal (Currency Denomination)	September 30, 2023	December 31, 2022
4.600% Notes due 2024	February 6, 2024	$499,999	$499,999	$499,999
3.875% Notes due 2024	July 15, 2024	$350,000	350,000	350,000
3.875% Notes due 2025	April 15, 2025	$500,000	500,000	500,000
4.625% Notes due 2025	November 1, 2025	$549,997	549,997	549,997
5.050% Notes due 2026	January 13, 2026	$500,000	500,000	—
0.750% Notes due 2026	March 15, 2026	$325,000	325,000	325,000
4.875% Notes due 2026	June 1, 2026	$599,997	599,997	599,997
4.125% Notes due 2026	October 15, 2026	$650,000	650,000	650,000
1.875% Notes due 2027 (1)	January 14, 2027	£250,000	305,075	301,225
3.000% Notes due 2027	January 15, 2027	$600,000	600,000	600,000
1.125% Notes due 2027 (1)	July 13, 2027	£400,000	488,120	481,960
3.950% Notes due 2027	August 15, 2027	$599,873	599,873	599,873
3.650% Notes due 2028	January 15, 2028	$550,000	550,000	550,000
3.400% Notes due 2028	January 15, 2028	$599,816	599,816	599,816
2.200% Notes due 2028	June 15, 2028	$499,959	499,959	499,959
4.700% Notes due 2028	December 15, 2028	$400,000	400,000	—
3.250% Notes due 2029	June 15, 2029	$500,000	500,000	500,000
3.100% Notes due 2029	December 15, 2029	$599,291	599,291	599,291
4.850% Notes due 2030	March 15, 2030	$600,000	600,000	—
3.160% Notes due 2030	June 30, 2030	£140,000	170,842	168,686
4.875% Notes due 2030 (1)	July 6, 2030	€550,000	582,120	—
1.625% Notes due 2030 (1)	December 15, 2030	£400,000	488,120	481,960
3.250% Notes due 2031	January 15, 2031	$950,000	950,000	950,000
3.180% Notes due 2032	June 30, 2032	£345,000	421,004	415,691
5.625% Notes due 2032	October 13, 2032	$750,000	750,000	750,000
2.850% Notes due 2032	December 15, 2032	$699,655	699,655	699,655
1.800% Notes due 2033	March 15, 2033	$400,000	400,000	400,000
1.750% Notes due 2033 (1)	July 13, 2033	£350,000	427,105	421,715
4.900% Notes due 2033	July 15, 2033	$600,000	600,000	—
2.730% Notes due 2034	May 20, 2034	£315,000	384,395	379,544
5.125% Notes due 2034 (1)	July 6, 2034	€550,000	582,120	—
5.875% Bonds due 2035	March 15, 2035	$250,000	250,000	250,000
3.390% Notes due 2037	June 30, 2037	£115,000	140,335	138,563
2.500% Notes due 2042 (1)	January 14, 2042	£250,000	305,075	301,225
4.650% Notes due 2047	March 15, 2047	$550,000	550,000	550,000
Total principal amount			$17,417,897	$14,114,156
Unamortized net premiums, deferred financing costs, and cumulative basis adjustment on fair value hedge (2)			64,755	163,857
			$17,482,652	$14,278,013
(1) Interest paid annually. Interest on the remaining senior unsecured notes and bond obligations included in the table is paid semi-annually.
(2) In January 2023, in conjunction with the pricing of these senior unsecured notes due January 2026, we entered into three-year, fixed-to-variable interest rate swaps, which are accounted for as fair value hedges. See Note 11, Derivative Instruments for further details.

The following table summarizes the maturity of our notes and bonds payable as of September 30, 2023, excluding $64.8 million related to unamortized net premiums, deferred financing costs, and basis adjustment on interest rate swaps designated as fair value hedges (dollars in millions):

Year of Maturity	Principal
2023	$—
2024	850.0
2025	1,050.0
2026	2,075.0
2027	1,993.1
Thereafter	11,449.8
Totals	$17,417.9
As of September 30, 2023, the weighted average interest rate on our notes and bonds payable was 3.7%, and the weighted average remaining years until maturity was 6.6 years.
Interest incurred on all of the notes and bonds was $159.7 million and $107.9 million for the three months ended September 30, 2023, and 2022, respectively, and $434.1 million and $314.0 million for the nine months ended September 30, 2023, and 2022, respectively.
Our outstanding notes and bonds are unsecured; accordingly, we have not pledged any assets as collateral for these or any other obligations.
All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. At September 30, 2023, we were in compliance with these covenants.
B.    Note Issuances
During the nine months ended September 30, 2023, we issued the following notes and bonds (in millions):

	Date of Issuance	Maturity Date	Principal amount		Price of par value	Effective yield to maturity
5.050% Notes	January 2023	January 2026	$500.0	(1)	99.618%	5.189%
4.850% Notes	January 2023	March 2030	$600.0		98.813%	5.047%
4.700% Notes	April 2023	December 2028	$400.0		98.949%	4.912%
4.900% Notes	April 2023	July 2033	$600.0		98.020%	5.148%
4.875% Notes	July 2023	July 2030	€550.0		99.421%	4.975%
5.125% Notes	July 2023	July 2034	€550.0		99.506%	5.185%

(1)    In January 2023, we issued $500 million of 5.05% senior unsecured notes due January 13, 2026, which are callable at par on January 13, 2024.

8.    Issuances of Common Stock
A.    At-the-Market ("ATM") Program
In August 2023, we replaced our prior ATM program with a new ATM program, pursuant to which we may offer and sell up to 120.0 million shares of common stock (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE under the ticker symbol "O" at prevailing market prices or at negotiated prices. Upon settlement, subject to certain exceptions, we may elect, in our sole discretion, to cash settle or net share settle all or any portion of our obligations under any forward sale agreement, in which cases we may not receive any proceeds (in the case of cash settlement) or will not receive any proceeds (in the case of net share settlement), and we may owe cash (in the case of cash settlement) or shares of our common stock (in the case of net share settlement) to the relevant forward purchaser. Of the 120.0 million shares of our common stock available for sale under the prior ATM program at its inception, a total of 101.8 million of those shares were sold, the remainder of which were terminated. As of September 30, 2023, we had 102.7 million shares remaining for future issuance under our new ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.

The following table outlines common stock issuances pursuant to our ATM programs (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Shares of common stock issued under the ATM program(1)	15,070,342	9,532,853	63,209,973	35,506,034
Gross proceeds	$883.0	$696.6	$3,880.4	$2,424.1
Sales agents' commissions and other offering expenses	(9.7)	(5.2)	(30.4)	(20.0)
Net proceeds	$873.3	$691.4	$3,850.0	$2,404.1

(1) During the three and nine months ended September 30, 2023, 23.5 million and 69.7 million shares were sold, respectively, and 15.1 million and 63.2 million shares were settled pursuant to forward sale confirmations, respectively. In addition, as of September 30, 2023, 13.3 million shares of common stock subject to forward sale confirmations have been executed, but not settled, at a weighted average initial gross price of $56.61 per share. We currently expect to fully settle forward sale agreements outstanding by December 31, 2023, representing $749.3 million in net proceeds, for which the weighted average forward price at September 30, 2023 was $56.47 per share.

B.    Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
Our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26.0 million common shares to be issued. At September 30, 2023, we had 11.0 million shares remaining for future issuance under our DRSPP program.
The following table outlines common stock issuances pursuant to our DRSPP program (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Shares of common stock issued under the DRSPP program	51,951	43,430	137,732	128,061
Gross proceeds	$3.0	$3.0	$8.4	$8.7
9.    Noncontrolling Interests
As of September 30, 2023, we have seven entities with noncontrolling interests that we consolidate, consisting of our operating partnership, (Realty Income, L.P.), a joint venture formed in July 2023 in connection with the acquisition of properties, a joint venture acquired in December 2019, and four development joint ventures (one acquired in December 2020, one acquired in May 2021, one acquired in April 2023, and one acquired in September 2023).

The following table represents the change in the carrying value of all noncontrolling interests through September 30, 2023 (in thousands):

	Realty Income, L.P. units (1)	Other Noncontrolling Interests	Total
Carrying value at December 31, 2022	$115,801	$14,339	$130,140
Contributions (2)	—	39,994	39,994
Distributions (3)	(4,243)	(2,865)	(7,108)
Allocation of net income	2,812	436	3,248
Carrying value at September 30, 2023	$114,370	$51,904	$166,274
(1) 1,795,167 units were outstanding as of both September 30, 2023 and December 31, 2022.
(2) Includes contributions of $39.2 million for the issuance of a 5.0% joint venture interest as partial consideration paid on property acquisitions, contributions of $0.4 million related to a 5.0% interest in a development joint venture, and contributions of $0.4 million related to a 3.0% interest in a development joint venture.
(3) Includes a non-cash reduction of noncontrolling interest of $1.5 million from our partner's responsibility to absorb construction cost overages for a development joint venture during the nine months ended September 30, 2023.
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
•Level 1 – Quoted market prices in active markets for identical assets and liabilities
•Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other market-corroborated inputs

•Level 3 – Inputs that are unobservable and significant to the overall fair value measurement
The following tables present the carrying values and estimated fair values of financial instruments as of September 30, 2023 and December 31, 2022 (in millions):

	September 30, 2023
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Derivative assets	$44.8	$—	$44.8	$—
Total assets	$44.8	$—	$44.8	$—
Liabilities:
Mortgages payable	$822.0	$—	$—	$806.1
Notes and bonds payable	17,417.9	—	15,478.2	—
Derivative liabilities	78.3	—	78.3	—
Total liabilities	$18,318.2	$—	$15,556.5	$806.1

	December 31, 2022
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Derivative assets	$83.1	$—	$83.1	$—
Total assets	$83.1	$—	$83.1	$—
Liabilities:
Mortgages payable	$842.3	$—	$—	$810.4
Notes and bonds payable	14,114.2	—	12,522.8	—
Derivative liabilities	64.7	—	64.7	—
Total liabilities	$15,021.2	$—	$12,587.5	$810.4
A.    Financial Instruments Not Measured at Fair Value on our Consolidated Balance Sheets
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
The following table reflects the carrying amounts and estimated fair values of our financial instruments not measured at fair value on our consolidated balance sheets (in millions):

	September 30, 2023		December 31, 2022
	Carrying value	Fair value	Carrying value	Fair value
Mortgages payable (1)	$822.0	$806.1	$842.3	$810.4
Notes and bonds payable (2)	$17,417.9	$15,478.2	$14,114.2	$12,522.8
(1)Excludes non-cash net premiums recorded on the mortgages payable. The unamortized balance of these net premiums was $2.8 million at September 30, 2023, and $12.4 million at December 31, 2022. Also excludes deferred financing costs of $0.6 million at September 30, 2023, and $0.8 million at December 31, 2022.
(2)Excludes non-cash net premiums recorded on notes payable. The unamortized balance of the net premiums was $147.5 million at September 30, 2023, and $224.6 million at December 31, 2022. Also excludes deferred financing costs of $78.4 million and basis adjustment on interest rate swaps designated as fair value hedges of $4.4 million at September 30, 2023, and $60.7 million of deferred financing costs at December 31, 2022.
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

Although we have determined that the majority of the inputs used to value our derivatives fall within level two on the three-level valuation hierarchy, the credit valuation adjustments associated with our derivatives utilize level three inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at September 30, 2023, and December 31, 2022, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified as level two. For more details on our derivatives, see note 11, Derivative Instruments.
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
The following table summarizes our provisions for impairment on real estate investments during the periods indicated below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Carrying value prior to impairment	$37.5	$48.1	$161.4	$107.0
Less: total provisions for impairment	(16.8)	(1.7)	(59.8)	(16.4)
Carrying value after impairment	$20.7	$46.4	$101.6	$90.6

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
To add stability to interest expense and to manage our exposure to interest rate movements associated with our term loans, we executed variable-to-fixed interest rate swaps. These interest rate swaps are designated as cash flow hedges. The interest rate swaps are recorded on the consolidated balance sheets at fair value. Changes to fair value are recorded to accumulated other comprehensive income, or AOCI, and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings.

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
We also designate some of our cross-currency swaps as fair value hedges. The purpose of these contracts is to hedge foreign currency risk associated with changes in spot rates on foreign-denominated debt. For these hedges, we have elected to exclude the change in fair value of the cross-currency swaps related to both time value and cross-currency basis spread from the assessment of hedge effectiveness (the "excluded component"). Changes in the fair value of the cross-currency swaps attributable to changes in the spot rates on the final notional exchanges and changes in the value of the hedged assets due to changes in the spot rates are recorded in 'Foreign currency and derivative (loss) gain, net'. Changes in the fair value of the cross-currency swaps attributable to the excluded components are recorded to other comprehensive income and will be recognized in 'Foreign currency and derivative (loss) gain, net' on a systematic and rational basis, as net cash settlements and interest accruals on the respective cross currency swaps occur, over the remaining life of the hedging instruments.
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

The following table summarizes the terms and fair values of our derivative financial instruments at September 30, 2023 and December 31, 2022 (dollars in millions):

Derivative Type	Number of Instruments(1)	Notional Amount as of		Weighted Average Strike Rate (2)	Maturity Date (3)	Fair Value - asset (liability) as of
Derivatives Designated as Hedging Instruments		September 30, 2023	December 31, 2022			September 30, 2023	December 31, 2022
Interest rate swaps	9	$1,630.0	$250.0	4.26%	Jan 2024 - Jan 2026	$1.3	$5.6
Interest rate swaptions	6	1,000.0	—	(4)	Feb 2034	21.7	—
Cross-currency swaps	3	320.0	320.0	(5)	Oct 2032	(38.6)	(33.3)
Foreign currency forwards	26	160.7	185.5	(6)	Oct 2023 - Dec 2024	10.1	16.1
		$3,110.7	$755.5			$(5.5)	$(11.6)
Derivatives not Designated as Hedging Instruments
Currency exchange swaps	6	$1,650.6	$2,427.7	(7)	Oct 2023	$6.6	$58.8
Cross-currency swaps	3	280.0	280.0	(5)	Oct 2032	(34.7)	(29.5)
		$1,930.6	$2,707.7			$(28.1)	$29.3
Total of all Derivatives		$5,041.3	$3,463.2			$(33.6)	$17.7

(1)This column represents the number of instruments outstanding as of September 30, 2023.
(2)Weighted average strike rate is calculated using the notional value as of September 30, 2023.
(3)This column represents maturity dates for instruments outstanding as of September 30, 2023.
(4)Represent purchased payer swaptions with a strike rate of 3.75% and sold payer swaptions with a strike rate of 4.25%.
(5)USD fixed rate of 5.625% and EUR weighted average fixed rate of 4.697%.
(6)Weighted average forward GBP-USD exchange rate of 1.31.
(7)Weighted average EUR-GBP exchange rates each of 0.86.
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
The following table summarizes the amount of unrealized gain (loss) on derivatives in other comprehensive income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2023	2022	2023	2022
Cross-currency swaps	$—	$—	$—	$(5,091)
Interest rate swaps	(7,172)	30,838	(5,328)	100,229
Foreign currency forwards	3,156	11,076	(6,039)	23,920
Interest rate swaptions	15,126	—	18,679	—
Total derivatives in cash flow hedging relationships	$11,110	$41,914	$7,312	$119,058
Derivatives in Fair Value Hedging Relationships
Cross-currency swaps	$(3,917)	$—	$(8,691)	$—
Total derivatives in fair value hedging relationships	$(3,917)	$—	$(8,691)	$—
Total unrealized gain (loss) on derivatives	$7,193	$41,914	$(1,379)	$119,058

The following table summarizes the amount of gain (loss) on derivatives reclassified from AOCI (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	2023	2022	2023	2022
Cross-currency swaps	Foreign currency and derivative (loss) gain, net	$—	$2,784	$—	$30,425
Interest rate swaps	Interest expense	5,316	(1,286)	10,055	(5,969)
Foreign currency forwards	Foreign currency and derivative (loss) gain, net	1,662	—	3,985	—
Interest rate swaptions	Interest expense	(2,250)	—	(4,609)	—
Total derivatives in cash flow hedging relationships		$4,728	$1,498	$9,431	$24,456

Derivatives in Fair Value Hedging Relationships
Cross-currency swaps	Foreign currency and derivative (loss) gain, net	$570	$—	$1,054	$—
Total derivatives in fair value hedging relationships		$570	$—	$1,054	$—
Net increase to net income		$5,298	$1,498	$10,485	$24,456
We expect to reclassify $9.8 million from AOCI as a decrease to interest expense relating to interest rate swaps and interest rate swaptions and $11.4 million from AOCI to foreign currency gain relating to foreign currency forwards within the next twelve months.
The following table details our foreign currency and derivative gains (losses), net included in income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Realized foreign currency and derivative gain (loss), net:
Gain on the settlement of undesignated derivatives	$11,432	$4,050	$10,106	$80,677
Gain on the settlement of designated derivatives reclassified from AOCI	2,233	2,784	5,039	30,425
Gain (loss) on the settlement of transactions with third parties	410	(111)	1,685	(41)
Total realized foreign currency and derivative gain, net	$14,075	$6,723	$16,830	$111,061

Unrealized foreign currency and derivative gain (loss), net:
Gain (loss) on the change in fair value of undesignated derivatives	$12,910	$(24,488)	$4,734	$35,506
Loss on remeasurement of certain assets and liabilities	(29,798)	(5,128)	(16,607)	(162,570)
Total unrealized foreign currency and derivative loss, net	$(16,888)	$(29,616)	$(11,873)	$(127,064)
Total foreign currency and derivative (loss) gain, net	$(2,813)	$(22,893)	$4,957	$(16,003)

12.     Lessor Operating Leases
At September 30, 2023, we owned or held interests in 13,282 properties. Of the 13,282 properties, 13,032, or 98.1%, are single-client properties, and the remaining are multi-client properties. At September 30, 2023, 159 properties were available for lease or sale. The majority of our leases are accounted for as operating leases.
Substantially all of our leases are net leases where our client pays or reimburses us for property taxes and assessments and carries insurance coverage for public liability, property damage, fire, and extended coverage.
Rent based on a percentage of our client's gross sales, or percentage rent, for the three months ended September 30, 2023, and 2022 was $2.2 million, and $2.3 million, respectively. Percentage rent for the nine months ended September 30, 2023, and 2022 was $8.0 million, and $8.3 million, respectively.
13.    Distributions Paid and Payable
We pay monthly distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for the periods indicated below:

	2023	2022
January	$0.2485	$0.2465
February	0.2485	0.2465
March	0.2545	0.2465
April	0.2550	0.2470
May	0.2550	0.2470
June	0.2550	0.2470
July	0.2555	0.2475
August	0.2555	0.2475
September	0.2555	0.2475
Total	$2.2830	$2.2230
At September 30, 2023, a distribution of $0.2560 per common share was payable and was paid in October 2023.
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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation (shares in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Weighted average shares used for the basic net income per share computation	709,165	617,512	681,419	604,464
Incremental shares from share-based compensation	378	355	360	342
Dilutive effect of forward ATM offerings	—	90	350	30
Weighted average shares used for diluted net income per share computation	709,543	617,957	682,129	604,836
Unvested shares from share-based compensation that were anti-dilutive	309	68	243	37
Weighted average partnership common units convertible to common shares that were anti-dilutive	1,795	1,244	1,795	1,123
Weighted average forward ATM offerings that were anti-dilutive	535	563	460	188
15.    Supplemental Disclosures of Cash Flow Information
The following table summarizes our supplemental cash flow information during the periods indicated below (in thousands):

	Nine months ended September 30,
	2023	2022
Supplemental disclosures:
Cash paid for interest	$501,162	$363,518
Cash paid for income taxes	$11,462	$42,225
Non-cash activities:
Net (decrease) increase in fair value of derivatives	$(51,386)	$146,310
Increase in noncontrolling interests from property acquisitions	$39,156	$—
Mortgages assumed at fair value	$—	$45,079
Issuance of common partnership units of Realty Income, L.P.	$—	$51,221
The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the total of the cash, cash equivalents, and restricted cash reported within the consolidated statements of cash flows (in thousands):

	September 30, 2023	September 30, 2022
Cash and cash equivalents shown in the consolidated balance sheets	$344,129	$187,745
Restricted escrow deposits (1)	41,311	90,639
Impounds related to mortgages payable (1)	45,224	10,529
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$430,664	$288,913
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

The amount of share-based compensation costs recognized in 'General and administrative' in the consolidated statements of income and comprehensive income was $6.2 million and $5.1 million during the three months ended September 30, 2023, and 2022, respectively, and $20.2 million and $16.7 million during the nine months ended September 30, 2023, and 2022, respectively.
A.    Restricted Stock and Restricted Stock Units
During the nine months ended September 30, 2023, we granted 220,970 shares of common stock under the 2021 Plan. This included 40,000 total shares of restricted stock granted to the independent members of our Board of Directors in connection with our annual awards in May 2023, 20,000 shares of which vested immediately and 20,000 shares of which vest in equal parts over a three-year service period. Our restricted stock awards granted to employees vest over a service period not exceeding four-years.
During the nine months ended September 30, 2023, we also granted 15,065 restricted stock units, all of which vest over a four-year service period.
As of September 30, 2023, the remaining unamortized share-based compensation expense related to restricted stock awards and units totaled $18.7 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date.
B.    Performance Shares
During the nine months ended September 30, 2023, we granted 193,868 performance shares, as well as dividend equivalent rights, to our executive officers. The performance shares are earned based on our Total Shareholder Return (TSR) performance relative to select industry indices and peer groups as well as achievement of certain operating metrics, and vest 50% on the first and second January 1 after the end of the three-year performance period, subject to continued service.
As of September 30, 2023, the remaining share-based compensation expense related to the performance shares totaled $20.9 million. The performance shares are being recognized on a tranche-by-tranche basis over the service period. The fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model.
17.    Commitments and Contingencies
In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.
At September 30, 2023, we had commitments of $19.5 million, which primarily relate to re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of September 30, 2023, we had committed $903.6 million under construction contracts related to development projects, which have estimated rental revenue commencement dates between October 2023 and October 2024.
18.    Subsequent Events
A.    Dividends
In October 2023, we declared a dividend of $0.2560 per share to our common stockholders, which will be paid in November 2023.
B.    Agreement and Plan of Merger
On October 29, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Saints MD Subsidiary, Inc., a Maryland corporation and our direct wholly owned subsidiary (“Merger Sub”), and Spirit Realty Capital, Inc., a Maryland corporation (“Spirit”). Pursuant to the terms and conditions of the Merger Agreement, upon the closing, Spirit will be merged with and into Merger Sub, with Merger Sub continuing as the surviving corporation (the “Merger”).

Pursuant to the terms and subject to the conditions of the Merger Agreement, at the date and time the Merger becomes effective, (i) each outstanding share of Spirit common stock, par value $0.05 per share (other than the Excluded Common Shares (as defined in the Merger Agreement)) will automatically be converted into 0.762 of a newly issued share our common stock, subject to adjustment as set forth in the Merger Agreement, and cash in lieu of fractional shares, and (ii) each outstanding share of Spirit’s 6.000% Series A Cumulative Redeemable Preferred

Stock, par value $0.01 per share, will be converted into the right to receive one share of newly issued Realty Income 6.000% Series A Cumulative Redeemable Preferred Stock, having substantially the same terms as the Spirit Series A Preferred Stock.

The Merger Agreement contains customary covenants, representations, and warranties, as well as certain termination rights for us and Spirit, in each case, as more fully described in the Merger Agreement. The consummation of the Merger is also subject to certain customary closing conditions, including receipt of the approval by the stockholders of Spirit, and certain customary termination rights.
C.    Investment in Joint Venture
In October 2023, we completed our previously announced $950.0 million acquisition of common and preferred interests from Blackstone Real Estate Trust, Inc. in a new joint venture that owns a 95% interest in the real estate of The Bellagio Las Vegas. The investment included approximately $300.0 million of common equity in the joint venture in exchange for an indirect interest of 21.9% in the property and a $650.0 million preferred equity interest in the joint venture with an expected rate of return of 8.1%.

Item 2:                              Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the documents incorporated by reference, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. When used in this quarterly report, the words “estimated,” “anticipated,” “expect,” “believe,” “intend,” “continue,” “should,” “may,” “likely,” “plans,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include discussions of our business and portfolio (including growth strategies and intentions to acquire or dispose of properties including the timing and terms), re-leases, re-development and speculative development of properties and expenditures related thereto; future operations and results; the announcement of operating results, strategy, plans, and the intentions of management; and trends in our business, including trends in the market for long-term net leases of freestanding, single-client properties. Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation which may cause our actual future results to differ materially from expected results. Some of the factors that could cause actual results to differ materially are, among others, our continued qualification as a real estate investment trust; general domestic and foreign business, economic, or financial conditions; competition; fluctuating interest and currency rates; inflation and its impact on our clients and us; access to debt and equity capital markets and other sources of funding; continued volatility and uncertainty in the credit markets and broader financial markets; other risks inherent in the real estate business including our clients' defaults under leases, increased client bankruptcies, potential liability relating to environmental matters, illiquidity of real estate investments, and potential damages from natural disasters; impairments in the value of our real estate assets; changes in domestic and foreign income tax laws and rates; our clients' solvency; property ownership through joint ventures and partnerships which may limit control of the underlying investments; current or future epidemics or pandemics, measures taken to limit their spread, the impacts on us, our business, our clients (including those in the theater and fitness industries), and the economy generally; the loss of key personnel; the outcome of any legal proceedings to which we are a party or which may occur in the future; acts of terrorism and war; and the structure, timing and completion of the announced merger between us and Spirit Realty Capital, Inc., a Maryland corporation (“Spirit”) and any effects of the announcement, pendency or completion of the announced merger, including the anticipated benefits therefrom.
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
As of September 30, 2023, we owned or held interests in 13,282 properties located in all 50 U.S. states, Puerto Rico, the United Kingdom ("U.K."), Spain, Italy, and Ireland, with approximately 262.6 million square feet of leasable space leased to clients doing business in 85 separate industries. Of the 13,282 properties in our portfolio as of September 30, 2023, 13,032, or 98.1%, were single-client properties, of which 12,875 were leased, and the remaining were multi–client properties. Our total portfolio of 13,282 properties as of September 30, 2023 had a weighted average remaining lease term (excluding rights to extend a lease at the option of the client) of approximately 9.7 years. Total portfolio annualized contractual rent (defined as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables) on our leases as of September 30, 2023 was $3.87 billion.
As of September 30, 2023, approximately 39.0% of our total portfolio annualized contractual rent comes from properties leased to our investment grade clients, their subsidiaries or affiliated companies. As of September 30, 2023, our top 20 clients (based on percentage of total portfolio annualized contractual rent) represented approximately 40.9% of our annualized rent and 10 of these clients have investment grade credit ratings or are subsidiaries or affiliates of investment grade companies. Approximately 93% of our annualized retail contractual rent as of September 30, 2023, is derived from our clients with a service, non-discretionary, and/or low price point component to their business.
Unless otherwise specified, references to rental revenue in the Management's Discussion and Analysis of Financial Condition and Results of Operations are exclusive of reimbursements from clients for recoverable real estate taxes and operating expenses totaling $61.3 million and $44.1 million for the three months ended September 30, 2023, and 2022, respectively, and $208.6 million and $129.0 million during the nine months ended September 30, 2023, and 2022, respectively.
RECENT DEVELOPMENTS
Increases in Monthly Dividends to Common Stockholders
We have continued our 54-year history of paying monthly dividends. In addition, we increased the dividend five times during 2023. As of October 2023, we have paid 104 consecutive quarterly dividend increases and increased the dividend 122 times since our listing on the NYSE in 1994.
The following table summarizes our dividend increases in 2023:

2023 Dividend increases	Month Declared	Month Paid	Dividend per share	Increase per share
1st increase	Dec 2022	Jan 2023	$0.2485	$0.0005
2nd increase	Feb 2023	Mar 2023	$0.2545	$0.0060
3rd increase	Mar 2023	Apr 2023	$0.2550	$0.0005
4th increase	Jun 2023	Jul 2023	$0.2555	$0.0005
5th increase	Sep 2023	Oct 2023	$0.2560	$0.0005
The dividends paid per share during the nine months ended September 30, 2023, totaled approximately $2.2830, as compared to approximately $2.2230 during the nine months ended September 30, 2022, an increase of $0.06, or 2.7%.
The monthly dividend of $0.2560 per share represents a current annualized dividend of $3.072 per share, and an annualized dividend yield of 6.2% based on the last reported sale price of our common stock on the NYSE of $49.94 on September 30, 2023. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.
Acquisitions During the Three and Nine Months Ended September 30, 2023
During the three months ended September 30, 2023, we invested $2.0 billion in 289 properties and properties under development or expansion at an initial weighted average cash lease yield of 6.9%. Of such properties, as of September 30, 2023, approximately 20% of the total annualized contractual rent of such properties was attributable to properties leased to investment grade clients.
During the nine months ended September 30, 2023, we invested $6.8 billion in 1,187 properties and properties under development or expansion at an initial weighted average cash lease yield of 6.9%. Of such properties, as of September 30, 2023, approximately 25% of the total annualized contractual rent of such properties was attributable to properties leased to investment grade clients.
See note 3, Investments in Real Estate, to the consolidated financial statements for further details.

Equity Capital Raising
In August 2023, we replaced our prior At-The-Market (ATM) program with a new ATM program, pursuant to which we may offer and sell up to 120.0 million shares of common stock.
During the three months ended September 30, 2023, we raised $0.9 billion of net proceeds from the sale of common stock, primarily through our ATM program, with a weighted average price of $58.58. As of September 30, 2023, 13.3 million shares of common stock subject to forward sale confirmations have been executed but not settled. See note 8, Issuances of Common Stock, for further details.
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
Portfolio Discussion
 Leasing Results
At September 30, 2023, we had 159 properties available for lease or sale out of 13,282 properties in our portfolio, representing a 98.8% occupancy rate based on the number of properties in the portfolio. Our property-level occupancy rates exclude properties with ancillary leases only, such as cell towers and billboards, and properties with possession pending. Below is a summary of our portfolio activity for the period indicated below:

Three months ended September 30, 2023
Properties available for lease at June 30, 2023	137
Lease expirations (1)	310
Re-leases to same client	(257)
Re-leases to new client	(11)
Vacant dispositions	(20)
Properties available for lease at September 30, 2023	159

Nine months ended September 30, 2023
Properties available for lease at December 31, 2022	126
Lease expirations (1)	718
Re-leases to same client	(586)
Re-leases to new client	(25)
Vacant dispositions	(74)
Properties available for lease at September 30, 2023	159
(1)Includes scheduled and unscheduled expirations (including leases rejected in bankruptcy), as well as future expirations resolved in the periods indicated above.
During the three months ended September 30, 2023, the new annualized contractual rent on re-leases was $57.6 million, as compared to the previous annual rent of $53.9 million on the same units, representing a rent recapture rate of 106.9% on the units re-leased. We re-leased three units to new clients without a period of vacancy, and 10 units to new clients after a period of vacancy.
During the nine months ended September 30, 2023, the new annualized contractual rent on re-leases was $145.4 million, as compared to the previous annual rent of $139.4 million on the same units, representing a rent recapture rate of 104.3% on the units re-leased. We re-leased seven units to new clients without a period of vacancy, and 27 units to new clients after a period of vacancy.
As part of our re-leasing costs, we pay leasing commissions to unrelated, third-party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide rent concessions to our clients. We do not consider the collective impact of the leasing commissions or rent concessions to our clients to be material to our financial position or results of operations.

Agreement and Plan of Merger
On October 29, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Saints MD Subsidiary, Inc., a Maryland corporation and our direct wholly owned subsidiary (“Merger Sub”), and Spirit Realty Capital, Inc., a Maryland corporation (“Spirit”). Pursuant to the terms and conditions of the Merger Agreement, upon the closing, Spirit will be merged with and into Merger Sub, with Merger Sub continuing as the surviving corporation (the “Merger”).

Pursuant to the terms and subject to the conditions of the Merger Agreement, at the date and time the Merger becomes effective, (i) each outstanding share of Spirit common stock, par value $0.05 per share (other than the Excluded Common Shares (as defined in the Merger Agreement)) will automatically be converted into 0.762 of a newly issued share our common stock, subject to adjustment as set forth in the Merger Agreement, and cash in lieu of fractional shares, and (ii) each outstanding share of Spirit’s 6.000% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share, will be converted into the right to receive one share of newly issued Realty Income 6.000% Series A Cumulative Redeemable Preferred Stock, having substantially the same terms as the Spirit Series A Preferred Stock.

The Merger Agreement contains customary covenants, representations, and warranties, as well as certain termination rights for us and Spirit, in each case, as more fully described in the Merger Agreement. The consummation of the Merger is also subject to certain customary closing conditions, including receipt of the approval by the stockholders of Spirit, and certain customary termination rights.

Investment in Bellagio Las Vegas
In October 2023, we completed our previously announced $950 million acquisition of common and preferred interests from Blackstone Real Estate Trust, Inc. in a new joint venture that owns a 95% interest in the real estate of The Bellagio Las Vegas. The investment included approximately $300 million of common equity in the joint venture in exchange for an indirect interest of 21.9% in the property and a $650 million preferred equity interest in the joint venture with an expected rate of return of 8.1%.

Cineworld Bankruptcy Resolution
As previously disclosed, Cineworld Group plc and its affiliates ("Cineworld") commenced Chapter 11 reorganization proceedings during September 2022, at which time we owned 41 properties leased to Cineworld. In the second quarter of 2023, Cineworld rejected 6 leases as part of the bankruptcy process. On July 31, 2023, Cineworld emerged from Chapter 11 bankruptcy. As of September 30, 2023, we owned 35 properties leased to Cineworld, which represented 1.1% of our total portfolio's annual contractual rent.

On October 1, 2023, we entered into a comprehensive restructuring agreement with Cineworld on the 35 properties we own. Pursuant to this agreement, Cineworld committed to long-term leases on 28 of the properties, with a weighted average lease term of approximately 10 years, while remaining on short-term leases with terms of one year or less on 7 of the properties. Of the 28 properties with long-term leases, the base rent recapture rate is 75%, which does not include percentage rent that was added to all properties and there were no tenant improvements or additional capital commitments made.

In addition, the restructuring agreement amended certain terms on deferred rent obligations owed to us, including both full and partial forgiveness of deferred rent for certain properties. As these deferrals were accounted for on a cash basis or fully reserved for, there was no impact to our overall Cineworld receivables, net of reserves, as a result of these amendments and any recoveries beyond this will be recognized upon collection.

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
Moreover, our strategic focus on the use of net lease agreements reduces our exposure to rising property expenses due to inflation because the client is responsible for property expenses. Even though the utilization of net leases reduces our exposure to rising property expenses due to inflation, substantial inflationary pressures and increased costs may have an adverse impact on our clients if increases in their operating expenses exceed increases in revenue, which may adversely affect our clients' ability to pay rent. Additionally, inflationary periods may cause us to experience increased costs of financing, make it difficult to refinance debt at attractive rates or at all, and may adversely affect the properties we can acquire if the cost of financing an acquisition is in excess of our anticipated earnings from such property, thereby limiting the properties that can be acquired.

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

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2023, we had $4.5 billion of liquidity, which consists of cash and cash equivalents of $344.1 million, including £93.1 million denominated in Sterling and €47.9 million denominated in Euro, unsettled ATM forward equity of $749.3 million, and $3.4 billion of availability under our $4.25 billion unsecured revolving credit facility, after deducting $376.8 million in commercial paper borrowings under our commercial paper programs. We use our unsecured revolving credit facility as a liquidity backstop for the repayment of the notes issued under these programs.
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
We expect to fund the next twelve months of obligations through a combination of the following:
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
Long-Term Liquidity Requirements
Our goal is to deliver dependable monthly dividends to our stockholders that increase over time. Historically, we have met our principal short-term and long-term capital needs, including the funding of high-quality real estate acquisitions, investments in loans, property development, and capital expenditures by issuing common stock, preferred stock, long-term unsecured notes, and term loan borrowings. Over the long term, we believe that common stock should be the majority of our capital structure. We may issue common stock when we believe our share price is at a level that allows for the proceeds of an offering to be accretively invested into additional properties or to permanently finance properties that were initially financed by our revolving credit facility, commercial paper programs, or shorter-term debt securities. However, we cannot assure you that we will have access to the capital markets at all times and at terms that are acceptable to us.
Capitalization
As of September 30, 2023, our total market capitalization was $56.6 billion. Total market capitalization consisted of $36.2 billion of common equity (based on the September 30, 2023 closing price on the NYSE of $49.94 and assuming the conversion of common units of Realty Income, L.P.) and total outstanding borrowings of $20.4 billion on our senior unsecured notes and bonds, term loans, mortgages payable, revolving credit facility and commercial paper (excluding unamortized deferred financing costs, discounts, and premiums). Our total debt to market capitalization was 36.0% at September 30, 2023.

ATM Program
As of September 30, 2023, there were approximately 13.3 million shares of unsettled common stock subject to forward sale confirmations through our ATM program, representing approximately $749.3 million in expected net proceeds, which have been executed at a weighted average price of $56.47 per share (assuming full physical settlement of all outstanding shares of common stock, subject to such forward sale agreements and certain assumptions made with respect to settlement dates). During the nine months ended September 30, 2023, we settled approximately 63.2 million shares of common stock previously sold pursuant to forward sale agreements through our ATM program for approximately $3.9 billion of net proceeds. As of September 30, 2023, we had 102.7 million shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
Debt and Financing Activities
At September 30, 2023, our total outstanding borrowings of senior unsecured notes and bonds, term loans, mortgages payable, revolving credit facility and commercial paper were $20.4 billion, with a weighted average maturity of 5.8 years and a weighted average interest rate of 3.8%. As of September 30, 2023, approximately 93% of our total debt was fixed rate debt. See notes 4 through 7 to the consolidated financial statements for additional information about our outstanding debt, along with our debt financing activities during the nine months ended September 30, 2023 below.
Note Issuances
During the nine months ended September 30, 2023, we issued the following notes and bonds (in millions):

Note Issuance	Date of Issuance	Maturity Date	Principal amount	Price of par value	Effective yield to maturity
5.050% Notes	January 2023	January 2026	$500.0	99.618%	5.189%
4.850% Notes	January 2023	March 2030	$600.0	98.813%	5.047%
4.700% Notes	April 2023	December 2028	$400.0	98.949%	4.912%
4.900% Notes	April 2023	July 2033	$600.0	98.020%	5.148%
4.875% Notes	July 2023	July 2030	€550.0	99.421%	4.975%
5.125% Notes	July 2023	July 2034	€550.0	99.506%	5.185%
Term Loan
In January 2023, we entered into a term loan agreement, permitting us to incur multicurrency term loans, up to an aggregate of $1.5 billion in total borrowings. As of September 30, 2023, we had $1.0 billion in multicurrency borrowings, including $90.0 million, £705.0 million, and €85.0 million in outstanding borrowings. The 2023 term loans initially mature in January 2024 and include two 12-month maturity extensions that can be exercised at our option. In conjunction with our 2023 term loans, we entered into interest rate swaps which fix our per annum interest rate. As of September 30, 2023, the effective interest rate, after giving effect to the interest rate swaps, was 5.0%.
Covenants
The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on accounting principles generally accepted in the United States of America ("U.S. GAAP"), are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants and are not measures of our liquidity or performance. The actual amounts as of September 30, 2023, are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	39.7%
Limitation on incurrence of secured debt	< 40% of adjusted assets	1.7%
Debt service coverage (trailing 12 months) (1)	> 1.5x	4.5x
Maintenance of total unencumbered assets	> 150% of unsecured debt	257.6%
(1)  Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on October 1, 2022 and subject to certain additional adjustments. Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses

(i), (ii) and (iii) of the preceding sentence occurred as of October 1, 2022, nor does it purport to reflect our debt service coverage ratio for any future period. The following is our calculation of debt service and fixed charge coverage at September 30, 2023 (in thousands, for trailing twelve months):

Net income available to common stockholders	$881,170
Plus: interest expense, excluding the amortization of deferred financing costs	630,215
Plus: provision for taxes	45,599
Plus: depreciation and amortization	1,857,495
Plus: provisions for impairment	69,282
Plus: pro forma adjustments	303,311
Less: gain on sales of real estate	(29,022)

Income available for debt service, as defined	$3,758,050

Total pro forma debt service charge	$843,250

Debt service and fixed charge coverage ratio	4.5
Credit Agency Ratings
The borrowing interest rates under our revolving credit facility are based upon our ratings assigned by credit rating agencies. As of September 30, 2023, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook and Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook. In addition, we were assigned the following ratings on our commercial paper at September 30, 2023: Moody's Investors Service has assigned a rating of P-2 and Standard & Poor's Ratings Group has assigned a rating of A-2.
Based on our credit agency ratings as of September 30, 2023, interest rates under our credit facility for U.S. borrowings would have been at the SOFR, plus 0.725% with a SOFR adjustment charge of 0.10% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.95% over SOFR, for British Pound Sterling borrowings, at the SONIA, plus 0.725% with a SONIA adjustment charge of 0.0326% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.8826% over SONIA, and for Euro Borrowings at one-month EURIBOR, plus 0.725%, and a revolving credit facility fee of 0.125%, for all-in pricing of 0.85% over one-month EURIBOR. In addition, our credit facility provides that the interest rates can range between: (i) SOFR/SONIA/EURIBOR, plus 1.40% if our credit rating is lower than BBB-/Baa3 or our senior unsecured debt is unrated and (ii) SOFR/SONIA/EURIBOR, plus 0.70% if our credit rating is A/A2 or higher. In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which ranges from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher.
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

Material Cash Requirements
The following table summarizes the maturity of each of our obligations as of September 30, 2023 (dollars in millions):

	Credit Facility and Commercial Paper (1)	Senior Unsecured Notes	Term Loans (2)	Mortgages Payable	Interest (3)	Ground Leases Paid by the Company (4)	Ground Leases Paid by Our Clients (5)	Other (6)	Totals
2023	$376.8	$—	$—	$1.3	$169.4	$2.7	$7.8	$468.4	$1,026.4
2024	—	850.0	250.0	740.5	751.6	13.5	30.7	430.4	3,066.7
2025	—	1,050.0	—	42.4	671.1	12.0	30.0	20.0	1,825.5
2026	481.5	2,075.0	1,040.2	12.0	538.3	17.6	29.3	0.6	4,194.5
2027	—	1,993.1	—	22.3	464.0	9.4	26.4	—	2,515.2
Thereafter	—	11,449.8	—	3.5	2,086.8	299.9	265.5	3.8	14,109.3
Totals	$858.3	$17,417.9	$1,290.2	$822.0	$4,681.2	$355.1	$389.7	$923.2	$26,737.6
(1) The initial term of the credit facility expires in June 2026 and includes, at our option, two six-month extensions. At September 30, 2023, there were $481.5 million borrowings under our revolving credit facility, and commercial paper programs outstanding were $376.8 million, which matured in October 2023.
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
(6)“Other” consists of $903.6 million of commitments under construction contracts, and $19.5 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements.
DIVIDEND POLICY
Distributions are paid monthly to holders of shares of our common stock.
Distributions are paid monthly to the limited partners holding common units of Realty Income, L.P., each on a per unit basis that is equal to the amount paid per share to our common stockholders.
In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2022, our cash distributions to common stockholders totaled $1.81 billion, or approximately 97.8% of our taxable income of $1.85 billion. Certain measures are available to us to reduce or eliminate our tax exposure as a REIT, and accordingly, no provision for federal income taxes, other than our taxable REIT subsidiaries (each, a "TRS"), has been made. Our taxable income reflects non-cash deductions for depreciation and amortization. Our taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance. We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our cash on hand and funds from operations are sufficient to support our current level of cash distributions to our stockholders. We distributed $2.2830 per share to stockholders during the nine months ended September 30, 2023, representing 76.4% of our diluted AFFO per share of $2.99.
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
RESULTS OF OPERATIONS
The following is a comparison of our results of operations for the three and nine months ended September 30, 2023 and 2022.
Total Revenue
The following summarizes our total revenue (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	Change	2023	2022	Change
Rental (excluding reimbursable)	$947,549	$781,883	$165,666	$2,720,806	$2,297,272	$423,534
Rental (reimbursable)	61,313	44,063	17,250	208,634	129,039	79,595
Other	30,242	11,323	18,919	73,268	28,720	44,548
Total revenue	$1,039,104	$837,269	$201,835	$3,002,708	$2,455,031	$547,677
Rental Revenue (excluding reimbursable)
The table below summarizes our rental revenue (excluding reimbursable) in the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Number of Properties	Three months ended September 30,			Nine months ended September 30,
		2023	2022	Change	2023	2022	Change
Properties acquired during 2023 & 2022	2,391	$225,631	$52,214	$173,417	$546,147	$85,763	$460,384
Same store rental revenue (1)	10,577	716,015	700,869	15,146	2,140,980	2,107,396	33,584
Constant currency adjustment (2)	N/A	3,848	(2,997)	6,845	6,560	4,462	2,098
Properties sold during and prior to 2023	265	522	11,313	(10,791)	3,434	25,676	(22,242)
Straight-line rent and other non-cash adjustments	N/A	(10,151)	2,978	(13,129)	(16,307)	15,010	(31,317)
Vacant rents, development and other (3)	314	11,103	16,645	(5,542)	37,494	53,975	(16,481)
Other excluded revenue (4)	N/A	581	861	(280)	2,498	4,990	(2,492)
Totals		$947,549	$781,883	$165,666	$2,720,806	$2,297,272	$423,534

(1)Same store rental revenue increased by 2.2% and 1.6% for the three and nine months ended September 30, 2023 as compared to the same periods in 2022, respectively.
(2)For purposes of comparability, same store rental revenue is presented on a constant currency basis using the exchange rate as of September 30, 2023, of 1.22 British Pound Sterling ("GBP")/USD and 1.06 Euro ("EUR")/USD. None of the properties in Italy and Ireland met our same store pool definition for the periods presented.
(3)Relates to the aggregate of (i) rental revenue from 287 properties that were available for lease during part of 2023 or 2022, and (ii) rental revenue for 27 properties under development or completed developments that do not meet our same store pool definition for the periods presented.
(4)Primarily consists of reimbursements for tenant improvements and rental revenue that is not contractual base rent such as lease termination.

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
Of the 14,044 in-place leases in the portfolio, which excludes 276 vacant units, 11,644, or 82.9%, were under leases that provide for increases in rents through: base rent increases tied to inflation (typically subject to ceilings), percentage rent based on a percentage of the clients’ gross sales, fixed increases, or a combination of two or more of the aforementioned rent provisions.
Rent based on a percentage of our client's gross sales, or percentage rent, was $2.2 million in the three months ended September 30, 2023, $2.3 million for the three months ended September 30, 2022, $8.0 million for the nine months ended September 30, 2023, and $8.3 million for the nine months ended September 30, 2022. Percentage rent represents less than 1.0% of rental revenue.
At September 30, 2023, our portfolio of 13,282 properties was 98.8% leased with 159 properties available for lease, as compared to 99.0% leased with 126 properties available for lease at December 31, 2022, and 98.9% leased with 131 properties available for lease at September 30, 2022. It has been our experience that approximately 1% to 4% of our property portfolio will be available for lease at any given time; however, it is possible that the number of properties available for lease or sale could increase in the future, given the nature of economic cycles and other unforeseen global events.
Rental Revenue (reimbursable)
A number of our leases provide for contractually obligated reimbursements from clients for recoverable real estate taxes and operating expenses. Contractually obligated reimbursements by our clients increased by $17.3 million and $79.6 million for the three and nine months ended September 30, 2023 as compared with the same periods in 2022, respectively, primarily due to higher recoverable real estate tax taxes from overall portfolio growth.
Other Revenue
Other revenue primarily relates to interest income recognized on financing receivables for certain leases with above-market terms. Other revenue increased by $18.9 million and $44.5 million for the three and nine months ended September 30, 2023 as compared with the same periods in 2022, respectively, due to a higher number of leases with above-market terms in recent acquisitions.
Total Expenses
The following summarizes our total expenses (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	Change	2023	2022	Change
Depreciation and amortization	$495,566	$419,016	$76,550	$1,419,321	$1,232,215	$187,106
Interest	184,121	117,409	66,712	522,110	333,933	188,177
Property (excluding reimbursable)	9,668	8,656	1,012	26,447	28,202	(1,755)
Property (reimbursable)	61,313	44,063	17,250	208,634	129,039	79,595
General and administrative	35,525	34,096	1,429	106,521	100,934	5,587
Provisions for impairment	16,808	1,650	15,158	59,801	16,379	43,422
Merger and integration-related costs	2,884	3,746	(862)	4,532	12,994	(8,462)
Total expenses	$805,885	$628,636	$177,249	$2,347,366	$1,853,696	$493,670
Total revenue (1)	$977,791	$793,206		$2,794,074	$2,325,992
General and administrative expenses as a percentage of total revenue (1)	3.6%	4.3%		3.8%	4.3%
Property expenses (excluding reimbursable) as a percentage of total revenue (1)	1.0%	1.1%		0.9%	1.2%
(1) Excludes rental revenue (reimbursable).

Depreciation and Amortization
Depreciation and amortization increased by $76.6 million and $187.1 million for the three and nine months ended September 30, 2023 as compared with the same periods in 2022, respectively, primarily due to overall portfolio growth from acquisitions.

Interest Expense
The following is a summary of the components of our interest expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest on our credit facility, commercial paper, term loans, notes, mortgages and interest rate swaps	$199,059	$131,160	$564,347	$376,448
Credit facility commitment fees	1,358	1,358	3,999	3,521
Amortization of debt origination and deferred financing costs	6,930	3,653	19,498	10,056
(Gain) loss on interest rate swaps	(1,790)	734	(5,390)	2,180
Amortization of net mortgage premiums	(3,201)	(3,327)	(9,597)	(10,418)
Amortization of net note premiums	(14,989)	(15,762)	(45,647)	(47,185)
Capital lease obligation	378	382	1,183	1,060
Interest capitalized	(3,624)	(789)	(6,283)	(1,729)
Interest expense	$184,121	$117,409	$522,110	$333,933

Credit facility, commercial paper, term loans, mortgages and notes
Average outstanding balances	$20,249,836	$16,174,244	$19,685,182	$15,680,253
Weighted average interest rates	3.93%	3.21%	3.81%	3.16%
Interest expense increased by $66.7 million and $188.2 million for the three and nine months ended September 30, 2023 as compared with the same periods in 2022, primarily due to higher average debt and weighted average interest. See notes to the accompanying consolidated financial statements additional information regarding our indebtedness.
Property Expenses (excluding reimbursable)
Property expenses (excluding reimbursable) consist of costs associated with properties available for lease, non-net-leased properties and general portfolio expenses and include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections and legal fees.
Property expenses (excluding reimbursable) increased by $1.0 million for the three months ended September 30, 2023 and decreased $1.8 million for the nine months ended September 30, 2023 as compared with the same periods in 2022, respectively, which was primarily impacted by property tax expense.
Property Expenses (reimbursable)
Property expenses (reimbursable) consist of reimbursable property taxes and operating costs paid on behalf of our clients. Property expenses (reimbursable) increased by $17.3 million and $79.6 million for the three and nine months ended September 30, 2023 as compared with the same periods in 2022, respectively, which is proportional to overall portfolio growth.
General and Administrative Expenses
General and administrative expenses are expenditures related to the operations of our company, including employee-related costs, professional fees, and other general overhead costs associated with running our business.
General and administrative expenses increased by $1.4 million and $5.6 million for the three and nine months ended September 30, 2023 as compared with the same periods in 2022, respectively, primarily due to higher payroll-related compensation costs associated with the growth of the company.

Provisions for Impairment
The following table summarizes provisions for impairment during the periods indicated below (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Carrying value prior to impairment	$37.5	$48.1	$161.4	$107.0
Less: total provisions for impairment	(16.8)	(1.7)	(59.8)	(16.4)
Carrying value after impairment	$20.7	$46.4	$101.6	$90.6
Merger and Integration-Related Costs
Merger and integration-related costs consist of advisory fees, attorney fees, accountant fees, and incremental and non-recurring costs necessary to convert data and systems, retain employees and otherwise enable us to operate the acquired business or assets efficiently.
We incurred approximately $2.9 million and $4.5 million of merger and integration-related transaction costs during the three and nine months ended September 30, 2023, respectively, compared to approximately $3.7 million and $13.0 million during the three and nine months ended September 30, 2022, respectively, in conjunction with our merger with VEREIT, Inc. in November 2021.
Gain on Sales of Real Estate
The following summarizes our property dispositions (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Number of properties sold	24	35	79	139
Net sales proceeds	$32.3	$142.4	$92.8	$414.7
Gain on sales of real estate	$7.6	$42.9	$19.7	$93.6
Foreign Currency and Derivative (Loss) Gain, Net
We borrow in the functional currencies of the countries in which we invest. Net foreign currency gain and loss are primarily related to the remeasurement of intercompany debt from foreign subsidiaries. Derivative gain and loss primarily relates to mark-to-market adjustments on derivatives that do not qualify for hedge accounting and settlement of designated derivatives reclassified from Accumulated other comprehensive income ("AOCI").
Net foreign currency and derivative (loss) gain, net for the three and nine months ended September 30, 2023 was a loss of $2.8 million and a gain of $5.0 million, respectively, primarily due to foreign currency fluctuations related to the remeasurement of intercompany debt.
In June 2022, following the early prepayment of our Sterling-denominated intercompany loan receivable from our consolidated foreign subsidiaries, we terminated the four cross-currency swaps used to hedge the foreign currency exposure of the intercompany loan. As the hedge relationship was terminated and the future principal and interest associated with the prepaid intercompany loan will not occur, $20.0 million gain was reclassified from AOCI to 'Foreign currency and derivative (loss) gain, net' during the nine months ended September 30, 2022. The reclassification from AOCI was offset by $7.9 million in losses from the intercompany loan remeasurement on the final exchange.
Equity in Income and Impairment of Investment in Unconsolidated Entities
Equity in income of unconsolidated entities relates to three equity method investments acquired in our merger with VEREIT, Inc. in November 2021, which were all sold during the third quarter of 2022. The loss for the three and nine months ended September 30, 2022 was primarily driven by an other than temporary impairment related to the sale of these investments. Following the sale of the properties, distributions primarily result from the release of hold backs from property sales, refunds from taxing authorities and distributions of operating cash. The income for the nine months ended September 30, 2023 is attributable to distributions in excess of our basis.

Other Income, Net
Certain miscellaneous non-recurring revenue is included in other income, net. The increase of $5.0 million and $6.1 million for the three and nine months ended September 30, 2023 as compared with the same periods in 2022, respectively, was primarily due to higher interest income earned on money market accounts and an increase in gain on insurance proceeds from recoveries on property losses exceeding our carrying value.
Income Taxes
Income taxes primarily consist of international income taxes accrued or paid by us and our subsidiaries, as well as to state and local taxes. The increase of $1.2 million and $0.4 million in income taxes for the three and nine months ended September 30, 2023, as compared with the same periods in 2022, is primarily attributable to higher taxable income in the UK; partially offset by lower UK tax rates.
NON-GAAP FINANCIAL MEASURES
Adjusted Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate ("Adjusted EBITDAre")
Nareit established an EBITDA metric for real estate companies (i.e., EBITDA for real estate, or EBITDAre) it believed would provide investors with a consistent measure to help make investment decisions among REITs. Our definition of “Adjusted EBITDAre” is generally consistent with the Nareit definition, other than our adjustments to remove foreign currency and derivative gain and loss, excluding gain and loss from the settlement of foreign currency forwards not designated as hedges (which is consistent with our previous calculations of "Adjusted EBITDA"). We define Adjusted EBITDAre, a non-GAAP financial measure, for the most recent quarter as earnings (net income) before (i) interest expense, including non-cash loss (gain) on swaps, (ii) income and franchise taxes, (iii) gain on extinguishment of debt, (iv) real estate depreciation and amortization, (v) provisions for impairment, (vi) merger and integration-related costs, (vii) gain on sales of real estate, (viii) foreign currency and derivative gain and loss, net, (ix) gain on settlement of foreign currency forwards, and (x) our proportionate share of adjustments from unconsolidated entities. Our Adjusted EBITDAre may not be comparable to Adjusted EBITDAre reported by other companies or as defined by Nareit, and other companies may interpret or define Adjusted EBITDAre differently than we do. Management believes Adjusted EBITDAre to be a meaningful measure of a REIT’s performance because it provides a view of our operating performance, analyzes our ability to meet interest payment obligations before the effects of income tax, depreciation and amortization expense, provisions for impairment, gain on sales of real estate and other items, as defined above, that affect comparability, including the removal of non-recurring and non-cash items that industry observers believe are less relevant to evaluating the operating performance of a company. In addition, EBITDAre is widely followed by industry analysts, lenders, investors, rating agencies, and others as a means of evaluating the operational cash generating capacity of a company prior to servicing debt obligations. Management also believes the use of an annualized quarterly Adjusted EBITDAre metric, which we refer to as Annualized Adjusted EBITDAre, is meaningful because it represents our current earnings run rate for the period presented. Annualized Adjusted EBITDAre and Annualized Pro Forma Adjusted EBITDAre, as defined below, are also used to determine the vesting of performance share awards granted to executive officers. Annualized Adjusted EBITDAre should be considered along with, but not as an alternative to net income as a measure of our operating performance. We define Annualized Pro Forma Adjusted EBITDAre as Annualized Adjusted EBITDAre, subject to certain adjustments to incorporate Adjusted EBITDAre from properties we acquired or stabilized during the applicable quarter and to remove Adjusted EBITDAre from properties we disposed of during the applicable quarter, and include transaction accounting adjustments in accordance with U.S. GAAP, giving pro forma effect to all transactions as if they occurred at the beginning of the applicable period. Our calculation includes all adjustments consistent with the requirements to present Adjusted EBITDAre on a pro forma basis in accordance with Article 11 of Regulation S-X. The Annualized Pro Forma Adjustments are consistent with the debt service coverage ratio calculated under financial covenants for our senior unsecured notes. We believe Annualized Pro Forma Adjusted EBITDAre is a useful non-GAAP supplemental measure, as it excludes properties that were no longer owned at the balance sheet date and includes the annualized rent from properties acquired during the quarter. Management also uses our ratios of net debt-to-Annualized Adjusted EBITDAre and net debt-to Annualized Pro Forma Adjusted EBITDAre as measures of leverage in assessing our financial performance, which is calculated as net debt (which we define as total debt per the consolidated balance sheets, excluding deferred financing costs and net premiums and discounts, less cash and cash equivalents), divided by annualized quarterly Adjusted EBITDAre and annualized Pro Forma Adjusted EBITDAre, respectively.

The following is a reconciliation of net income (which we believe is the most comparable U.S. GAAP measure) to Adjusted EBITDAre and Annualized Pro Forma EBITDAre calculations for the period indicated below (dollars in thousands):

	Three months ended September 30,
	2023		2022
Net income	$233,877		$220,287
Interest	184,121		117,409
Gain on extinguishment of debt	—		(240)
Income taxes	11,336		10,163
Depreciation and amortization	495,566		419,016
Provisions for impairment	16,808		1,650
Merger and integration-related costs	2,884		3,746
Gain on sales of real estate	(7,572)		(42,883)
Foreign currency and derivative losses, net	2,813		22,893
Gain on settlement of foreign currency forwards	—		2,784
Proportionate share of adjustments from unconsolidated entities	—		662
Quarterly Adjusted EBITDAre	$939,833		$755,487
Annualized Adjusted EBITDAre (1)	$3,759,332		$3,021,948
Annualized Pro Forma Adjustments	$74,503		$31,700
Annualized Pro Forma Adjusted EBITDAre	$3,833,835		$3,053,648
Total debt per the consolidated balance sheets, excluding deferred financing costs and net premiums and discounts	$20,388,406		$16,142,608
Less: Cash and cash equivalents	(344,129)		(187,745)
Net Debt (2)	$20,044,277		$15,954,863
Net Debt/Annualized Adjusted EBITDAre	5.3	x	5.3	x
Net Debt/Annualized Pro Forma Adjusted EBITDAre	5.2	x	5.2	x
(1) We calculate Annualized Adjusted EBITDAre by multiplying the Quarterly Adjusted EBITDAre by four.
(2) Net Debt is total debt per our consolidated balance sheets, excluding deferred financing costs and net premiums and discounts, less cash and cash equivalents.
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

	Three months ended September 30,
	2023	2022
Annualized pro forma adjustments from properties acquired or stabilized	$79,141	$68,589
Annualized pro forma adjustments from properties disposed	(4,638)	(36,889)
Annualized Pro forma Adjustments	$74,503	$31,700

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
The following summarizes our FFO and Normalized FFO (dollars in millions, except per share data):

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
FFO available to common stockholders	$736.1	$597.2	23.3%	$2,108.4	$1,807.4	16.7%
FFO per share (1)	$1.04	$0.97	7.2%	$3.09	$2.99	3.3%
Normalized FFO available to common stockholders	$739.0	$600.9	23.0%	$2,113.0	$1,820.4	16.1%
Normalized FFO per share (1)	$1.04	$0.97	7.2%	$3.10	$3.01	3.0%
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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income available to common stockholders	$233,473	$219,567	$653,904	$642,143
Depreciation and amortization	495,566	419,016	1,419,321	1,232,215
Depreciation of furniture, fixtures and equipment	(817)	(511)	(1,656)	(1,478)
Provisions for impairment	16,808	1,650	59,801	16,379
Gain on sales of real estate	(7,572)	(42,883)	(19,675)	(93,611)
Proportionate share of adjustments for unconsolidated entities	—	717	(465)	12,812
FFO adjustments allocable to noncontrolling interests	(1,312)	(402)	(2,808)	(1,075)
FFO available to common stockholders	$736,146	$597,154	$2,108,422	$1,807,385
FFO allocable to dilutive noncontrolling interests	1,375	985	4,166	2,569
Diluted FFO	$737,521	$598,139	$2,112,588	$1,809,954

FFO available to common stockholders	$736,146	$597,154	$2,108,422	$1,807,385
Merger and integration-related costs	2,884	3,746	4,532	12,994
Normalized FFO available to common stockholders	$739,030	$600,900	$2,112,954	$1,820,379
Normalized FFO allocable to dilutive noncontrolling interests	1,375	985	4,166	2,569
Diluted Normalized FFO	$740,405	$601,885	$2,117,120	$1,822,948

FFO per common share, basic and diluted	$1.04	$0.97	$3.09	$2.99

Normalized FFO per common share, basic and diluted	$1.04	$0.97	$3.10	$3.01

Distributions paid to common stockholders	$543,343	$458,586	$1,555,679	$1,342,695
FFO available to common stockholders in excess of distributions paid to common stockholders	$192,803	$138,568	$552,743	$464,690
Normalized FFO available to common stockholders in excess of distributions paid to common stockholders	$195,687	$142,314	$557,275	$477,684
Weighted average number of common shares used for FFO and Normalized FFO:
Basic	709,165	617,512	681,419	604,464
Diluted	711,338	619,201	683,925	605,958
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
The following summarizes our AFFO (dollars in millions, except per share data):

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
AFFO available to common stockholders	$721.4	$603.6	19.5%	$2,043.8	$1,767.4	15.6%
AFFO per share (1)	$1.02	$0.98	4.1%	$2.99	$2.92	2.4%
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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income available to common stockholders	$233,473	$219,567	$653,904	$642,143
Cumulative adjustments to calculate Normalized FFO (1)	505,557	381,333	1,459,050	1,178,236
Normalized FFO available to common stockholders	739,030	600,900	2,112,954	1,820,379
Gain on extinguishment of debt	—	(240)	—	(367)
Amortization of share-based compensation	6,231	5,099	20,154	16,742
Amortization of net debt premiums and deferred financing costs (2)	(10,244)	(16,728)	(34,441)	(50,772)
Non-cash (gain) loss on interest rate swaps	(1,790)	735	(5,390)	2,181
Straight-line impact of cash settlement on interest rate swaps (3)	1,797	—	5,392	—
Leasing costs and commissions	(1,392)	(686)	(6,868)	(3,853)
Recurring capital expenditures	(52)	(273)	(190)	(459)
Straight-line rent and expenses, net	(42,791)	(29,628)	(113,239)	(85,004)
Amortization of above and below-market leases, net	24,939	17,422	61,967	47,466
Proportionate share of adjustments for unconsolidated entities	—	(85)	—	(4,239)
Other adjustments (4)	5,642	27,050	3,497	25,318
AFFO available to common stockholders	$721,370	$603,566	$2,043,836	$1,767,392
AFFO allocable to dilutive noncontrolling interests	1,357	1,006	4,170	2,613
Diluted AFFO	$722,727	$604,572	$2,048,006	$1,770,005

AFFO per common share:
Basic	$1.02	$0.98	$3.00	$2.92
Diluted	$1.02	$0.98	$2.99	$2.92
Distributions paid to common stockholders	$543,343	$458,586	$1,555,679	$1,342,695
AFFO available to common stockholders in excess of distributions paid to common stockholders	$178,027	$144,980	$488,157	$424,697
Weighted average number of common shares used for computation per share:
Basic	709,165	617,512	681,419	604,464
Diluted	711,338	619,201	683,925	605,958
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
(3)Represents the straight-line amortization of $72.0 million gain realized upon the termination of $500.0 million in notional interest rate swaps in October 2022, over the term of the $750.0 million of 5.625% senior unsecured notes due October 2032.
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

PROPERTY PORTFOLIO INFORMATION
At September 30, 2023, out of the 13,282 properties that we owned or held interest in, 13,123 properties were leased under net lease agreements. A net lease typically requires the client to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, clients of our properties typically pay rent increases based on: (1) fixed increases, (2) increases tied to inflation (typically subject to ceilings), or (3) additional rent calculated as a percentage of the clients' gross sales above a specified level.
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

	Percentage of Total Portfolio Annualized Contractual Rent by Industry (1)
	As of
	Sept 30, 2023	Dec 31, 2022	Dec 31, 2021	Dec 31, 2020	Dec 31, 2019
Grocery	11.4%	10.0%	10.2%	9.8%	7.9%
Convenience Stores	10.6	8.6	9.1	11.9	12.3
Dollar Stores	7.2	7.4	7.5	7.6	7.9
Drug Stores	5.9	5.7	6.6	8.2	8.8
Home Improvement	5.8	5.6	5.1	4.3	2.9
Restaurants-Quick Service	5.3	6.0	6.6	5.3	5.8
Restaurants-Casual	4.6	5.1	5.9	2.8	3.2
Automotive Service	4.2	4.0	3.2	2.7	2.6
Health and Fitness	4.1	4.4	4.7	6.7	7.0
General Merchandise	3.7	3.7	3.7	3.4	2.5
(1) The presentation of Top 10 Industry Concentrations combines total portfolio contractual rent from the U.S. and Europe. Europe consists of properties in the U.K., starting in May 2019, in Spain, starting in September 2021, in Italy, starting in October 2022, and in Ireland, starting in June 2023.
Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of September 30, 2023 (dollars in thousands):

Property Type	Number of Properties	Approximate Leasable Square Feet (1)	Total Portfolio Annualized Contractual Rent	Percentage of Total Portfolio Annualized Contractual Rent
Retail	12,879	172,641,300	$3,195,302	82.6%
Industrial	364	84,412,700	507,054	13.1
Gaming	1	3,096,700	100,000	2.6
Other (2)	38	2,411,200	64,947	1.7
Totals	13,282	262,561,900	$3,867,303	100.0%
(1)Includes leasable building square footage. Excludes 2,962 acres of leased land categorized as agriculture at September 30, 2023.
(2)"Other" includes 27 properties classified as agriculture, consisting of approximately 0.3 million leasable square feet and $37.6 million in annualized contractual rent and 10 properties classified as office, consisting of approximately 2.1 million leasable square feet and $27.3 million in annualized contractual rent, as well as one land parcel under development.

Client Diversification
The following table sets forth the 20 largest clients in our property portfolio, expressed as a percentage of total portfolio annualized contractual rent, which does not give effect to deferred rent, at September 30, 2023:

Client	Number of Leases	Percentage of Total Portfolio Annualized Contractual Rent (1)
Walgreens	369	3.9%
Dollar General	1,630	3.9
Dollar Tree / Family Dollar	1,195	3.3
7-Eleven	634	3.2
EG Group Limited	415	2.7
Wynn Resorts	1	2.6
FedEx	77	2.2
B&Q (Kingfisher)	50	1.8
Asda	37	1.8
Sainsbury's	35	1.7
LA Fitness	70	1.7
BJ's Wholesale Clubs	33	1.6
Lifetime Fitness	23	1.5
CVS Pharmacy	191	1.4
Wal-Mart / Sam's Club	67	1.4
Tractor Supply	186	1.3
Tesco	22	1.3
AMC Theaters	35	1.2
Red Lobster	200	1.2
Regal Cinemas (Cineworld)	35	1.1
Total	5,305	40.9%
(1)Amounts for each client are calculated independently; therefore, the individual percentages may not sum to the total.

Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the client) and their contribution to total portfolio annualized contractual rent as of September 30, 2023 (dollars in thousands):

	Total Portfolio (1)
	Expiring Leases		Approximate Leasable Square Feet	Total Portfolio Annualized Contractual Rent	Percentage of Total Portfolio Annualized Contractual Rent
Year	Retail	Non-Retail
2023	168	—	1,267,300	$22,077	0.6%
2024	512	24	9,024,300	106,600	2.8
2025	915	37	14,702,100	210,874	5.5
2026	855	33	16,010,500	195,882	5.1
2027	1,411	37	22,307,500	288,821	7.5
2028	1,570	55	28,194,800	344,960	8.9
2029	1,139	28	24,476,500	296,603	7.7
2030	592	20	15,875,400	188,126	4.9
2031	549	40	23,361,100	263,672	6.8
2032	973	33	17,883,200	254,462	6.6
2033	735	19	16,522,300	208,445	5.4
2034	602	8	10,828,000	225,474	5.7
2035	440	4	5,854,700	117,369	2.9
2036	438	8	7,956,100	143,290	3.7
2037	515	9	8,748,900	136,136	3.5
2038-2143	2,206	69	36,778,400	864,512	22.4
Totals	13,620	424	259,791,100	$3,867,303	100.0%
(1)Leases on our multi-client properties are counted separately in the table above. This table excludes 276 vacant units.

Geographic Diversification
The following table sets forth certain geographic information regarding our property portfolio as of September 30, 2023 (dollars in thousands):

Location	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Percentage of Total Portfolio Annualized Contractual Rent
Alabama	405	98%	4,395,600	1.8%
Alaska	6	100	299,700	0.1
Arizona	254	99	4,000,600	1.8
Arkansas	260	93	2,817,700	1.0
California	353	99	12,452,300	5.4
Colorado	170	96	2,697,500	1.2
Connecticut	52	98	1,754,700	0.6
Delaware	24	100	141,100	0.1
Florida	886	99	10,557,200	5.2
Georgia	577	98	9,188,900	3.4
Hawaii	22	100	47,800	0.2
Idaho	27	100	189,100	0.1
Illinois	557	97	13,284,700	4.9
Indiana	428	97	8,200,500	2.5
Iowa	110	100	3,484,100	0.9
Kansas	195	97	4,691,500	1.0
Kentucky	377	99	6,342,100	1.6
Louisiana	355	99	5,289,700	1.9
Maine	85	99	1,208,700	0.6
Maryland	78	99	3,064,500	1.2
Massachusetts	207	99	6,664,300	4.6
Michigan	475	99	5,908,200	2.5
Minnesota	261	98	4,330,200	1.8
Mississippi	305	99	4,525,800	1.2
Missouri	394	99	5,467,600	1.9
Montana	24	100	223,100	0.1
Nebraska	81	99	1,131,600	0.3
Nevada	74	99	2,665,700	0.8
New Hampshire	54	98	667,300	0.5
New Jersey	145	97	2,277,000	1.5
New Mexico	110	100	1,354,200	0.6
New York	338	98	4,960,200	3.0
North Carolina	417	99	8,434,700	2.8
North Dakota	21	95	427,800	0.2
Ohio	716	98	16,067,600	4.0
Oklahoma	336	97	4,443,500	1.6
Oregon	42	100	650,400	0.3
Pennsylvania	344	97	6,226,800	2.3
Rhode Island	31	100	214,600	0.2
South Carolina	326	99	5,186,200	1.9
South Dakota	34	100	474,900	0.2
Tennessee	463	98	7,362,200	2.3
Texas	1,602	99	27,435,400	10.1
Utah	39	100	1,585,500	0.5
Vermont	18	100	173,500	0.1
Virginia	370	98	7,384,200	2.3
Washington	82	99	1,862,600	0.8
West Virginia	80	100	763,300	0.3
Wisconsin	289	100	6,608,900	2.0
Wyoming	23	100	157,700	0.1
Puerto Rico	6	100	59,400	*
Ireland	4	100	311,500	0.1
Italy	7	100	1,075,100	0.4
Spain	54	100	3,960,100	0.9
United Kingdom	289	100	27,412,800	12.3
Totals/average	13,282	98%	262,561,900	100.0%
•*Less than 0.1%
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
The following table presents, by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of September 30, 2023. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of Principal Due	Fixed rate debt	Weighted average rate on fixed rate debt	Variable rate debt	Weighted average rate on variable rate debt
2023	$1.3	4.84%	$376.8	4.04%
2024	1,840.5	4.48%	—	—
2025	1,092.4	4.23%	—	—
2026 (1)	1,587.0	3.72%	2,021.7	4.75%
2027	2,015.4	2.68%	—	—
Thereafter	11,453.3	3.66%	—	—
Totals (2)	$17,989.9	3.68%	$2,398.5	4.64%
Fair Value (3)	$16,040.8		$2,392.0
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
(3)We base the estimated fair value of the publicly-traded fixed rate senior notes and bonds at September 30, 2023, on the indicative market prices and recent trading activity of our senior notes and bonds payable. We base the estimated fair value of our fixed rate mortgages and private senior notes payable at September 30, 2023, on the relevant forward interest rate curve, plus an applicable credit-adjusted spread. We believe that the carrying values of the line of credit and commercial paper borrowings and term loan balances reasonably approximate their estimated fair values at September 30, 2023.
The table above incorporates only those exposures that exist as of September 30, 2023. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.
At September 30, 2023, our outstanding notes, bonds and mortgages payable had fixed interest rates. Interest on our credit facility and commercial paper borrowings and term loans is variable. However, the variable interest rate feature on our term loans have been mitigated by interest rate swap agreements. Based on our revolving credit facility balance of $481.5 million at September 30, 2023, a 1% change in interest rates would change our interest rate costs by $4.8 million per year.
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

As of and for the quarter ended September 30, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.
Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2023 our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.    OTHER INFORMATION
Item 1A: Risk Factors
You should carefully consider the risks described below and those risks described in "Item 1A, Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein and herein.

Risks Related to the Proposed Merger
The announcement and pendency of the Merger may have an adverse effect on our business, operating results and price of our common stock.
We are subject to risks in connection with the announcement and pendency of the Merger, including, but not limited to, the following:
•Market reaction to the announcement and pendency of the Merger;
•Changes in our business, operating results, market price of our common stock and prospects generally;
•Market assessments of the likelihood that the Merger will be consummated;
•The amount of consideration offered per share is based on a fixed exchange ratio, and will not be adjusted to account for changes in our or Spirit’s respective business, assets, liabilities, prospects, outlook, financial condition or results of operations, or any other changes, during the pendency of the Merger, including any change in the market price of, analyst estimates of, or projections relating to, our common stock or Spirit’s common stock;
•Potential adverse effects on our relationships with our current clients, suppliers and other business partners, or those with which we are seeking to establish business relationships, due to uncertainties about the Merger;
•We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable by us regardless of whether the Merger is consummated;
•We may incur unexpected costs, liabilities or delays in connection with or with respect to the Merger;
•Potential adverse effects to our ability to raise capital during the pendency of the Merger, or the impact of the Merger on our or Spirit’s existing or future indebtedness, or our ability to assume such indebtedness on favorable terms, or at all;
•Potential adverse effects on our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the Merger, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment following the Merger;
•The pendency and outcome of any legal proceedings that may be instituted against us, our directors, executive officers and others relating to the transactions contemplated by the Merger Agreement;

•The inherent risks, costs and uncertainties associated with integrating the operations successfully and risks of not achieving all or any of the anticipated benefits of the Merger, or the risk that the anticipated benefits of the Merger may not be fully realized or take longer to realize than expected;
•Competitive pressures in the markets in which we and Spirit operate;
•Potential restrictions on the conduct of our business prior to the completion of the Merger pursuant to the terms of the Merger Agreement;
•The inability for our stockholders to realize the anticipated benefits of the Merger;
•The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; and
•The possibility of disruption to our business, including increased costs and diversion of management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to us.

Any of these risks could adversely affect our results of operations, financial condition and business prospects.

The Merger may not be completed on the terms or timeline currently contemplated, or at all. Completion of the Merger is subject to many conditions and if these conditions are not satisfied or waived, the Merger will not be completed, which could adversely affect our operations.
The closing of the Merger is subject to certain conditions, including: (1) approval by Spirit’s stockholders of the Merger; (2) the effectiveness of the registration statement on Form S-4 to be filed with the SEC by us in connection with the transactions contemplated by the Merger Agreement; (3) approval for listing on the New York Stock Exchange (“NYSE”) of the shares of our common stock and our Series A Preferred Stock to be issued in the Merger or reserved for issuance in connection therewith; (4) no injunction or law prohibiting the Merger; (5) accuracy of each party’s representations, subject in most cases to materiality or material adverse effect qualifications; (6) compliance by each party with its covenants in all material respects; (7) with respect to the other party, there not having occurred since the date of the Merger Agreement any event, development, change or occurrence that has had or would reasonably be expected to have had, individually or in the aggregate, a material adverse effect; (8) receipt by each of us and Spirit of an opinion to the effect that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and (9) receipt by Spirit of an opinion that we qualify as a REIT under the Code and receipt by us of an opinion that Spirit qualifies as a REIT under the Code.

We cannot provide assurance that these conditions to completing the Merger will be satisfied or waived, and accordingly, that the Merger will be completed on the terms or timeline that the parties anticipate or at all.

Failure to consummate the Merger may adversely affect our results of operations, financial condition and business prospects for many reasons, including, among others: (i) we will have incurred substantial costs relating to the Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees and integration costs that have already been incurred or will continue to be incurred until the closing of the Merger, which could adversely affect our financial conditions, results of operations and ability to make distributions to its stockholders and to pay the principal of and interest on its debt securities and other indebtedness; (ii) the Merger, whether or not it closes, will divert the attention of our management instead of enabling it to more fully pursue other opportunities that could be beneficial to us, without realizing any of the benefits of having completed the Merger or the other transactions contemplated by the Merger Agreement; and (iii) any reputational harm due to the adverse perception of any failure to successfully complete the Merger.

Our common stockholders will be diluted by the Merger, if consummated.
The Merger will dilute the ownership position of our common stockholders. Additionally, upon the closing of the Merger, we will issue 6,900,000 shares of Series A Preferred Stock, which, in certain circumstances, can be converted into our common stock. Consequently, our common stockholders, as a general matter, will have less voting control and influence over our management and policies after the effective time of the Merger than they currently exercise over our management and policies.

Potential litigation instituted against us, Spirit or our respective directors challenging the proposed Merger may prevent the Merger from becoming effective within the expected timeframe or at all.
Potential litigation related to the Merger may result in injunctive or other relief prohibiting, delaying or otherwise adversely affecting the parties’ ability to complete the Merger. Such relief may prevent the Merger from becoming effective within the expected timeframe or at all. In addition, defending against such claims may be expensive and divert management’s attention and resources, which could adversely affect the respective businesses of us and Spirit.

We expect to incur substantial expenses related to the Merger and the transactions contemplated by the Merger Agreement.
We expect to incur substantial expenses in completing the Merger and integrating the operations of Spirit with ours. There are a large number of systems that must be integrated, separated or terminated in connection with the Merger, and the other transactions contemplated by the Merger Agreement, including leasing, billing, management information, purchasing, accounting and finance, sales, payroll and benefits, fixed asset, lease administration and regulatory compliance. While we have assumed that a certain level of transaction, integration and termination expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of the expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. The expenses in connection with the Merger and the transactions contemplated by the Merger Agreement are expected to be significant, although the aggregate amount and timing of such charges are uncertain.

Following the Merger, if consummated, we may be unable to integrate the operations of Spirit successfully, or realize the anticipated synergies and related benefits of the Merger and the transactions contemplated by the Merger Agreement or do so within the anticipated time frame.
The Merger involves the combination of two companies which currently operate as independent public companies. We will be required to devote significant management attention and resources to integrating the operations of Spirit. Potential difficulties we may encounter in the integration process include the following:
•the inability to successfully combine Spirit’s operations with ours in a manner that permits the combined company to achieve the cost savings anticipated to result from the Merger, which would result in some anticipated benefits of the Merger not being realized in the time frame anticipated or at all;
•lost sales and clients as a result of certain clients of either of us or Spirit deciding not to do business with the combined company;
•the continued complexities associated with managing a multi-national combined company, integrating certain personnel from the two companies, and the potential complexities associated with the separation of personnel;
•the complexities with combining two companies;
•the failure to retain key employees of either of the two companies;
•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Merger and the transactions contemplated by the Merger Agreement; and
•performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the Merger and integrating Spirit's operations with ours.

For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with clients, customers, vendors, joint venture partners and employees or to achieve the anticipated benefits of the Merger, or could otherwise adversely affect our business and financial results.
Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds
The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2021 Incentive Award Plan of Realty Income Corporation:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
July 1, 2023 — July 31, 2023	4	$59.90
August 1, 2023 — August 31, 2023	180	$60.57
September 1, 2023 — September 30, 2023	99	$56.20
Total	283	$59.03
(1)All 283 shares of common stock purchased during the three months ended September 30, 2023 were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2021 Incentive Award Plan of Realty Income Corporation. The withholding of common stock by us could be deemed a purchase of such common stock.

Item 5:    Other Information

Director and Officer Trading Arrangements
During the three months ended September 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Amendment and Restatement of Bylaws
On November 3, 2023, our Board of Directors approved the amendment and restatement of our Amended and Restated Bylaws (as so amended and restated, the “Amended and Restated Bylaws”) to, among other changes:
•address the universal proxy rules adopted by the SEC, including by clarifying that no person may solicit proxies in support of a director nominee other than the Board of Directors’ nominees unless such person has complied with Rule 14a-19 under the Securities Exchange Act of 1934, as amended, including applicable notice and solicitation requirements;
•enhance certain procedural mechanics and disclosure requirements in connection with stockholder nominations of directors and submissions of other proposals at stockholder meetings, including requiring additional background information and disclosures regarding proposing stockholders, proposed nominees and business, and other persons related to a stockholder’s solicitation of proxies;
•reserve the white proxy card for exclusive use by the Board of Directors;
•establish that derivative claims (other than actions arising under federal securities laws), claims alleging a breach of any duty owed by a director, officer or employee, claims pursuant to the Maryland General Corporation Law, our charter or Amended and Restated Bylaws and claims governed by the internal affairs doctrine be brought in any state court of competent jurisdiction in Maryland (or, if such state courts do not have jurisdiction, the United States District Court located within the State of Maryland), unless the Company agrees otherwise;
•establish that claims arising under the Securities Act of 1933, as amended, be brought in the United States federal district courts, unless the Company agrees otherwise; and
•clarify the procedures for announcing the date, time and place of a reconvened meeting of stockholders in the event a meeting of stockholders is adjourned.

The Amended and Restated Bylaws also include certain technical, modernizing and clarifying changes, including updates to provisions relating to virtual meetings to align with changes to the Maryland General Corporation Law.

The foregoing description of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Bylaws, a copy of which is attached as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

2.3
Agreement and Plan of Merger, dated as of October 29, 2023, by and among Realty Income Corporation, Saints MD Acquisition Sub, Inc. and Spirit Realty Capital, Inc. (filed as exhibit 2.1 to the Company's Form 8-K, filed on October 30, 2023 and incorporated herein by reference).

Bylaws
3.1*	Amended and Restated Bylaws of the Company dated November 3, 2023.
Certifications
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Interactive Data Files
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
**Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: November 7, 2023	/s/ SEAN P. NUGENT
Sean P. Nugent
Senior Vice President, Controller and Principal Accounting Officer
(Principal Accounting Officer)