Form 10-K
period 2023-12-31
REALTY INCOME CORP
filed 2024-02-21
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023, or
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 1-13374
REALTY INCOME CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	33-0580106
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
11995 El Camino Real, San Diego, California 92130
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (858) 284-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Stock, $0.01 Par Value	O	New York Stock Exchange
6.000% Series A Cumulative Redeemable Preferred Stock, $0.01 Par Value	O PR	New York Stock Exchange
1.125% Notes due 2027	O27A	New York Stock Exchange
1.875% Notes due 2027	O27B	New York Stock Exchange
1.625% Notes due 2030	O30	New York Stock Exchange
4.875% Notes due 2030	O30A	New York Stock Exchange
5.750% Notes due 2031	O31A	New York Stock Exchange
1.750% Notes due 2033	O33A	New York Stock Exchange
5.125% Notes due 2034	O34	New York Stock Exchange
6.000% Notes due 2039	O39	New York Stock Exchange
2.500% Notes due 2042	O42	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
At June 30, 2023, the aggregate market value of the Registrant’s shares of common stock, $0.01 par value, held by non-affiliates of the Registrant was $42.3 billion based upon the last reported sale price of $59.79 per share on the New York Stock Exchange on June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter. The determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination for other purposes.
There were 861,123,757 shares of common stock outstanding as of February 15, 2024.
DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13, and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for Realty Income Corporation’s Annual Meeting expected to be held on May 17, 2024, to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

REALTY INCOME CORPORATION
Index to Form 10-K
December 31, 2023

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
Realty Income was founded in 1969, and listed on the New York Stock Exchange ("NYSE": O) in 1994. Over the past 55 years, Realty Income has been acquiring and managing freestanding commercial properties that generate rental revenue under long-term net lease agreements with our commercial clients. As of December 31, 2023, we owned or held interests in 13,458 properties located in the United States ("U.S.") and Europe.
On January 23, 2024, we closed on our previously announced merger with Spirit Realty Capital, Inc. ("Spirit", formerly NYSE: SRC), which is further described in note 21, Subsequent Events, to the consolidated financial statements. The Spirit portfolio consisted of 2,018 U.S. retail, industrial, and other properties across 49 states. With assets that are highly complementary to our existing portfolio, this transaction enhances the diversification and depth our real estate portfolio and will allow us to strengthen our longstanding relationships with existing clients and curate new ones.
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
Diversification is also a key component of our investment philosophy. We believe that diversification of the portfolio by client, industry, geography, and property type leads to more consistent and predictable income for our stockholders by reducing vulnerability that can come with any single concentration. Our investment activities have led to a diversified property portfolio and as of December 31, 2023, we owned or held interests in 13,458 properties located in all 50 U.S. states, Puerto Rico, the United Kingdom ("U.K."), France, Germany, Ireland, Italy, Portugal, and Spain and doing business in 86 industries.
As we look to continue to expand geographically across Europe, we focus upon building relationships with new multinational clients that seek a real estate partner with an expanding geographic footprint.
Investment Strategy
We seek to acquire, invest in and develop high-quality real estate that our clients consider important to the successful operation of their businesses. We generally seek to own or hold interests in commercial real estate that has some or all of the following characteristics:
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

We typically seek to invest in properties or portfolios of properties owned or leased by clients that are already or could become leaders in their respective businesses supported by mechanisms including (but not limited to) occupancy of prime real estate locations, pricing, merchandise assortment, service, quality, economies of scale, consumer branding, e-commerce, and advertising. We have an internal team dedicated to sourcing such opportunities, often using our relationships with various clients, owners/developers, brokers, and advisers to uncover and secure transactions. We also undertake thorough research and analysis to identify what we consider to be appropriate property locations, clients, and industries for investment. This research expertise is instrumental to uncovering investment opportunities in markets where we believe we can add value.
In selecting potential investments, we generally look for clients with the following attributes:
•Reliable and sustainable cash flow, including demonstrated economic resiliency;
•Revenue and cash flow from multiple sources;
•Are willing to sign a long-term lease (10 or more years); and
•Are large owners and users of real estate.

From a retail perspective, our investment strategy is to target clients that have a service, non-discretionary, and/or low-price-point component to their business. We target investments with clients who have demonstrated resiliency to e-commerce or have a strong omnichannel retail strategy, uniting brick-and-mortar and mobile browsing, both of which reflect the continued importance of last mile retail, the movement of goods to their final destination, real estate as part of a customer experience and supply chain strategy. Our overall investments (including last mile retail) are driven by an optimal portfolio strategy that, among other considerations, targets allocation ranges by asset class and industry. We review our strategy periodically and stress test our portfolio in a variety of positive and negative economic scenarios to ensure we deliver consistent earnings growth and value creation across economic cycles. As a result of the execution of this strategy, approximately 91% of our annualized retail contractual rent on December 31, 2023, is derived from our clients with a service, non-discretionary, and/or low price point component to their business. We believe these characteristics enhance the stability of the rental revenue generated from these properties.
After applying this investment strategy, we pursue those transactions where we believe we can achieve an attractive investment spread over our cost of capital and favorable risk-adjusted returns. We will continue to evaluate all investments for consistency with our objective of owning net lease assets.
Underwriting Strategy
To be considered for acquisition, investments must meet stringent underwriting requirements. We analyze investments based on one or more of the following criteria:

•Industry, client (including credit), and market conditions;
•Expected financial returns under various scenarios (including default);
•The value of real estate (based on replacement cost, comparative rental rates and alternative uses), or other collateral backing the client’s contractual obligations; and
•Store profitability for retail locations if profitability data is available or the importance of the real estate location to the operations of the clients’ business.
With regard to real estate investments, we typically own the land and building in which a client conducts its business or which are critical to the client’s ability to generate revenue. It has been our experience that clients must retain their profitable and critical locations to survive. Therefore, in the event of reorganization, we believe they are less likely to reject a lease of a profitable or critical location because this would terminate their right to use the property.
Thus, as the property owner, we believe that we should fare better than unsecured creditors of the same client in the event of reorganization. If a property is rejected by our client during reorganization, we own the property and can either lease it to a new client or sell the property. In addition, we believe that the risk of default on real estate leases can be further mitigated by monitoring the performance of our clients’ individual locations and considering whether to proactively sell locations that meet our criteria for disposition.
We conduct comprehensive reviews of the business segments and industries in which our clients operate. In addition, prior to entering any transaction, our credit research team conducts a review of a client’s credit quality. The information reviewed may include reports and filings, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization, and other financial metrics. We conduct due diligence, including financial reviews of the client, monitor our clients’ credit quality on an ongoing basis, and provide summaries of these findings to management.
At December 31, 2023, 39.6% of our total portfolio annualized contractual rent (as defined in "Property Portfolio Information" below) comes from properties leased to our investment grade clients, their subsidiaries or affiliated companies. At December 31, 2023, our top 20 clients (based on percentage of total portfolio annualized contractual rent) represented 40.2% of our annualized rent and 10 of these clients have investment grade credit ratings or are subsidiaries or affiliates of investment grade companies.
Asset Management Strategy
In addition to pursuing new properties for investment, we seek to increase earnings and dividends through active asset management.
Generally, our asset management efforts seek to achieve:
•Rent increases during and at the expiration of existing leases, when market conditions permit;
•Optimum exposure to certain clients, industries, and markets through re-leasing vacant properties and selectively selling properties;
•Maximum asset-level returns on properties that are renewed, re-leased or sold; and
•Additional value creation opportunities from the existing portfolio by leveraging internal capabilities to enhance individual properties, pursue alternative uses, and derive ancillary revenue.
As part of our ongoing credit and predictive analytics research, we continually monitor our portfolio for any changes that could affect the performance of our clients, our clients’ industries, and the real estate locations in which we have invested. We also regularly analyze our portfolio with a view towards optimizing its returns and enhancing its overall credit quality. Our active asset management strategy pursues asset sales when we believe the reinvestment of the sale proceeds will:
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
Human Capital
We put great effort into cultivating an inclusive company culture. We seek to hire talented employees with diverse backgrounds and perspectives and look to foster an environment that allows for regular, open communication where capable team members have fulfilling careers and are encouraged to engage with and make a positive impact on our Company, its operations, its business partners, and the communities in which we operate.

Employees operate as "One Team" and, together, we are committed to providing an engaging work environment centered on our values of:
•Do the Right Thing,
•Take Ownership,
•Empower Each Other,
•Celebrate Differences, and
•Give More than We Take.
Recruitment, Development and Retention
At the heart of our corporate culture lie our dedicated employees, who form the foundation of our organization, representing our most valuable assets. As of December 31, 2023, our workforce comprises 418 professionals. The majority of our talented team members are recruited and hired from the communities in which we operate, embodying our commitment to local engagement. To extend the scope of our talent acquisition efforts, we have implemented various initiatives, including college and high school internship programs. Our comprehensive approach encompasses a wide range of strategies, such as engaging with affinity associations, utilizing targeted job advertisements, employing sourcing software that emphasizes diversity criteria, and fostering employee referrals. These measures ensure that we continually attract and embrace a diverse pool of candidates. Furthermore, we recognize that internal mobility within our organization unlocks yet another great source of talent. By encouraging our current employees to expand their skills and take on new challenges, we tap into a rich reservoir of potential that enhances our workforce's capabilities and reinforces our corporate culture.

We offer leadership development programs and train on critical topics such as ethics, insider trading, anti-discrimination and harassment, cybersecurity, diversity, equality and inclusion, safety, and other Company policies. We provide professional development opportunities for One Team members and provide assistance and support to employees who are pursuing job-related licenses, certifications, and continuing education.
Employee retention is essential for supporting a positive culture and productive workforce. Accordingly, we believe we offer competitive compensation and benefits packages. Benefits include medical, dental, and vision coverage for employees and their families, 401(k) or equivalent plans with Company matching opportunity; paid time-off or equivalent vacation; disability and life insurance; and, in years that the Company's performance meets certain goals, the ability to earn equity in the Company subject to applicable vesting periods.
Additional information regarding our human capital programs and initiatives is available in our annual Proxy Statement and Sustainability Report, both of which can be found on our website. Information on our website, including our Sustainability Report, is not incorporated by reference into this Annual Report.
Diversity, Equality and Inclusion (DE&I)
We believe that the diversity of our One Team and our dedication to inclusion are foundational to our success. We continue DE&I training and learning sessions to build employee awareness and action while also encouraging open discussion amongst colleagues. Our DE&I initiatives are designed to enhance knowledge, deepen understanding, facilitate conversations on critical DE&I topics, encourage inclusive interactions, and cultivate a sense of belonging. In addition, we conduct pay equity analyses to help ensure equitable pay for employees who perform similar work under similar circumstances, regardless of gender, race, or ethnicity.
Employee Health, Safety and Wellbeing
We prioritize the health, safety, and wellbeing of our team members. Our wellbeing program is designed to empower employees through a range of activities and educational initiatives that contribute to both their personal and professional development. In fostering a healthy work environment, we promote work-life balance by offering flexible schedules and providing discounted fitness programs, paid family leave, parental leave, onsite lactation rooms, an infant-at-work program, employee health fairs, and an employee assistance program, among other programs and services.
Government Regulation
General
Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings and competitive position, which can be material. We incur costs to monitor and take actions to comply with governmental regulations that are applicable to our business, which include, among others, federal securities laws and regulations, applicable stock exchange requirements, REIT and other tax laws and regulations, environmental and health and safety laws and regulations, local zoning, usage and other regulations relating to real property and the Americans with Disabilities Act of 1990, or ADA. We believe that our properties generally have the necessary permits and approvals needed and are in compliance with applicable laws and regulations.

Environmental Matters
Investments in real property can create a potential for environmental liability. Federal, state and local environmental laws and regulations regulate releases of hazardous or toxic substances into the environment. While our tenants are generally primarily responsible for compliance with environmental laws and regulations, we as owner of property can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We can face such liability regardless of our knowledge of the contamination; the timing of the contamination; the cause of the contamination; or the party responsible for the contamination of the property. We have no knowledge of any hazardous substances existing on our properties in violation of any applicable laws; however, no assurance can be given that such substances are not currently located on any of our properties.
Some of our properties contain, have contained, or are adjacent to or near properties that contain or have contained storage tanks for petroleum products or that involve or involved the use of hazardous or toxic substances. Under certain laws and regulations, a current or previous owner, operator or tenant may be required to investigate and clean-up hazardous or toxic substances or petroleum product releases or threats of releases, and may be held liable to a government entity or third parties for property damage and for investigation, clean-up and monitoring costs incurred by those parties in connection with actual or threatened contamination. These laws typically impose clean-up responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the contamination. The liability may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may seek contributions from other identified, solvent, responsible parties for their fair share toward these costs. In addition, strict environmental laws regulate a variety of activities that can occur on a property, including the storage of petroleum products or other hazardous or toxic substances, air emissions and water discharges. Such laws may impose fines or penalties for violations.

Environmental laws also govern asbestos-containing materials (“ACM”). Federal regulations require building owners and those exercising control over a building’s management to identify and warn, through signs and labels, of potential hazards posed by workplace exposure to ACM in their building. The regulations also have employee training, record keeping and due diligence requirements pertaining to ACM. Significant fines can be assessed for violation of these regulations, and we could be subject to lawsuits if personal injury from exposure to ACM occurs. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of ACM when those materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. These laws may impose liability for improper handling or a release into the environment of ACM and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with ACM. In addition, our properties may contain or develop harmful mold or other airborne contaminants. The presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. Further, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury occurs.
Americans with Disabilities Act of 1990
Our properties are generally required to comply with ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA, as well as a number of additional federal, state and local laws and regulations, may require modifications to properties we currently own and any properties we purchase, or may restrict renovations of those properties. Noncompliance with these laws or regulations could result in fines or an award of damages to private litigants, as well as the incurrence of costs to make modifications to attain compliance. Although our tenants are generally responsible for compliance with the ADA and other similar laws or regulations, we could be held liable as the owner of the property for a failure of one of our tenants to comply with such laws or regulations. As of December 31, 2023, we have not received notice from any governmental authority, nor are we otherwise aware, of any non-compliance with the ADA that we believe would have a material adverse effect on our business, financial position or results of operations.
Available Information
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

PROPERTY PORTFOLIO INFORMATION
At December 31, 2023, out of the 13,458 properties that we owned or held interests in, 13,265 properties were vastly leased under net lease agreements. A net lease typically requires the client to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, clients of our properties typically pay rent increases based on: (1) fixed increases, (2) increases tied to inflation (typically subject to ceilings), or (3) additional rent calculated as a percentage of the clients' gross sales above a specified level.
We define total portfolio annualized contractual rent as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables, as of the balance sheet date, multiplied by 12, excluding percentage rent, interest income on loans and preferred equity investments, and including our pro rata share of such revenues from properties owned by unconsolidated joint ventures. We believe total portfolio annualized contractual rent is a useful supplemental operating measure, as it excludes properties that were no longer owned at the balance sheet date and includes the annualized rent from properties acquired during the quarter. Total portfolio annualized contractual rent has not been reduced to reflect reserves recorded as adjustments to generally accepted accounting principles in the United States, ("U.S. GAAP") rental revenue in the periods presented.
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

	Percentage of Total Portfolio Annualized Contractual Rent by Industry (1)
	As of
	Dec 31, 2023	Dec 31, 2022	Dec 31, 2021	Dec 31, 2020	Dec 31, 2019
Grocery	11.4%	10.0%	10.2%	9.8%	7.9%
Convenience Stores	10.2	8.6	9.1	11.9	12.3
Dollar Stores	7.1	7.4	7.5	7.6	7.9
Home Improvement	5.9	5.6	5.1	4.3	2.9
Drug Stores	5.5	5.7	6.6	8.2	8.8
Restaurants-Quick Service	5.2	6.0	6.6	5.3	5.8
Restaurants-Casual	4.4	5.1	5.9	2.8	3.2
Automotive Service	4.3	4.0	3.2	2.7	2.6
Health and Fitness	3.9	4.4	4.7	6.7	7.0
Gaming	3.9	2.9	—	—	—
(1) The presentation of Top 10 Industry Concentrations combines total portfolio contractual rent from the U.S. and Europe. Europe consists of properties in the U.K., starting in May 2019, in Spain, starting in September 2021, in Italy, starting in October 2022, in Ireland, starting in June 2023, and in France, Germany, and Portugal, starting in December 2023.
Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of December 31, 2023 (dollars in thousands):

Property Type	Number of Properties	Approximate Leasable Square Feet (1)	Total Portfolio Annualized Contractual Rent	Percentage of Total Portfolio Annualized Contractual Rent
Retail	13,053	179,880,600	$3,304,177	81.8%
Industrial	365	84,737,900	514,306	12.7
Gaming (2)	2	5,053,400	157,945	3.9
Other (3)	38	2,411,200	65,443	1.6
Totals	13,458	272,083,100	$4,041,871	100.0%
(1)Excludes 2,962 acres of leased land categorized as agriculture at December 31, 2023.
(2)Includes our pro rata share of leasable square feet of properties owned by unconsolidated joint ventures.
(3)"Other" includes 27 properties classified as agriculture, consisting of approximately 0.3 million leasable square feet and $38.0 million in annualized contractual rent and 10 properties classified as office, consisting of approximately 2.1 million leasable square feet and $27.4 million in annualized contractual rent, as well as one land parcel under development.
Client Diversification
The following table sets forth the 20 largest clients in our property portfolio, expressed as a percentage of total portfolio annualized contractual rent, which does not give effect to deferred rent, at December 31, 2023:

Client	Number of Leases	Percentage of Total Portfolio Annualized Contractual Rent (1)
Dollar General	1,659	3.8%
Walgreens	369	3.8
Dollar Tree / Family Dollar	1,229	3.3
7-Eleven	634	3.0
EG Group Limited	415	2.5
Wynn Resorts	1	2.5
FedEx	77	2.2
B&Q (Kingfisher)	50	1.9
Asda	37	1.9
Sainsbury's	35	1.8
LA Fitness	68	1.6
BJ's Wholesale Clubs	33	1.5
Lifetime Fitness	23	1.5
MGM (Bellagio)	1	1.4
CVS Pharmacy	191	1.4
Walmart / Sam's Club	67	1.4
Tractor Supply	186	1.3
Tesco	22	1.3
AMC Theaters	35	1.2
Red Lobster	200	1.2
Total	5,332	40.2%
(1)Amounts for each client are calculated independently; therefore, the individual percentages may not sum to the total. Excludes non-rental contractual income on loans and preferred equity investments.
Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the client) and their contribution to total portfolio annualized contractual rent as of December 31, 2023 (dollars in thousands):

	Total Portfolio (1)
	Expiring Leases		Approximate Leasable Square Feet	Total Portfolio Annualized Contractual Rent	Percentage of Total Portfolio Annualized Contractual Rent
Year	Retail	Non-Retail
2024	474	14	6,370,500	$79,995	2.0%
2025	923	33	13,637,900	206,416	5.1
2026	857	33	16,009,800	196,878	4.9
2027	1,422	37	22,307,900	290,171	7.2
2028	1,687	55	32,588,600	399,179	9.9
2029	1,270	36	26,622,100	325,645	8.1
2030	593	23	16,570,500	193,642	4.8
2031	556	40	23,481,400	267,873	6.6
2032	974	34	18,223,300	260,477	6.3
2033	772	19	18,140,100	224,888	5.6
2034	622	9	11,805,300	231,472	5.7
2035	441	4	5,857,200	118,280	2.9
2036	440	8	7,968,500	145,275	3.6
2037	521	9	8,826,600	137,739	3.4
2038	323	14	10,111,700	112,376	2.8
2039-2143	1,960	59	30,509,600	851,565	21.1
Totals	13,835	427	269,031,000	$4,041,871	100.0%
(1)Leases on our multi-client properties are counted separately in the table above. This table excludes 270 vacant units.

Geographic Diversification
The following table sets forth certain geographic information regarding our property portfolio as of December 31, 2023 (dollars in thousands):

Location	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Percentage of Total Portfolio Annualized Contractual Rent
Alabama	408	98%	4,438,600	1.7%
Alaska	7	100	304,100	0.1
Arizona	255	99	4,011,100	1.8
Arkansas	266	99	2,851,200	1.0
California	352	99	12,448,900	5.2
Colorado	170	98	2,707,600	1.3
Connecticut	52	98	1,754,700	0.6
Delaware	24	100	141,100	0.1
Florida	891	99	10,597,400	5.0
Georgia	576	98	9,194,300	3.3
Hawaii	22	100	47,800	0.2
Idaho	28	96	189,100	0.1
Illinois	559	97	13,332,200	4.8
Indiana	432	98	8,255,200	2.4
Iowa	114	99	3,529,200	0.8
Kansas	198	97	4,716,700	1.0
Kentucky	378	99	6,356,500	1.5
Louisiana	357	100	5,332,700	1.9
Maine	85	99	1,208,700	0.6
Maryland	79	97	3,070,300	1.1
Massachusetts	207	100	6,664,300	4.4
Michigan	476	99	5,923,200	2.4
Minnesota	261	99	4,340,300	1.7
Mississippi	310	98	4,582,500	1.2
Missouri	396	98	5,495,500	1.8
Montana	25	100	227,800	0.1
Nebraska	81	99	1,131,600	0.3
Nevada	75	99	4,622,400	2.3
New Hampshire	54	94	667,300	0.4
New Jersey	146	96	2,277,000	1.4
New Mexico	111	100	1,354,200	0.6
New York	339	98	4,973,000	3.0
North Carolina	421	99	8,404,400	2.7
North Dakota	21	95	427,800	0.1
Ohio	714	99	16,015,900	3.8
Oklahoma	342	100	4,479,700	1.5
Oregon	43	100	660,900	0.3
Pennsylvania	343	97	6,232,000	2.2
Rhode Island	31	100	214,600	0.2
South Carolina	328	99	5,211,100	1.8
South Dakota	36	100	504,700	0.2
Tennessee	461	97	7,355,400	2.3
Texas	1,607	99	27,773,500	9.6
Utah	39	100	1,585,500	0.4
Vermont	18	100	173,500	0.1
Virginia	368	99	7,378,500	2.2
Washington	82	98	1,863,600	0.8
West Virginia	93	100	879,600	0.4
Wisconsin	297	100	6,693,400	1.9
Wyoming	23	100	157,700	0.1
Puerto Rico	6	100	59,400	*
France	28	100	1,475,900	0.4
Germany	4	100	189,900	0.1
Ireland	4	100	311,500	0.1
Italy	30	100	2,592,700	0.7
Portugal	4	100	142,300	*
Spain	90	100	6,772,600	1.4
United Kingdom	291	100	27,780,500	12.6
Totals/average	13,458	100%	272,083,100	100.0%
•*Less than 0.1%
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the documents incorporated by reference, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. When used in this annual report, the words “estimated,” “anticipated,” “expect,” “believe,” “intend,” “continue,” “should,” “may,” “likely,” “plans,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include discussions of our business and portfolio; growth strategies and intentions to acquire or dispose of properties (including timing, partners, clients and terms); re-leases, re-development and speculative development of properties and expenditures related thereto; future operations and results; the announcement of operating results, strategy, plans, and the intentions of management; and trends in our business, including trends in the market for long-term leases of freestanding, single-client properties. Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation which may cause our actual future results to differ materially from expected results. Some of the factors that could cause actual results to differ materially are, among others, our continued qualification as a real estate investment trust; general domestic and foreign business, economic, or financial conditions; competition; fluctuating interest and currency rates; inflation and its impact on our clients and us; access to debt and equity capital markets and other sources of funding (including the terms and partners of such funding); continued volatility and uncertainty in the credit markets and broader financial markets; other risks inherent in the real estate business including our clients' solvency, client defaults under leases, increased client bankruptcies, potential liability relating to environmental matters, illiquidity of real estate investments, and potential damages from natural disasters; impairments in the value of our real estate assets; changes in domestic and foreign income tax laws and rates; property ownership through joint ventures, partnerships and other arrangements which may limit control of the underlying investments; epidemics or pandemics including measures taken to limit their spread, the impacts on us, our business, our clients, and the economy generally; the loss of key personnel; the outcome of any legal proceedings to which we are a party or which may occur in the future; acts of terrorism and war; and the anticipated benefits from mergers and acquisitions including from the merger with Spirit (the "Merger").
Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K, for the year ended December 31, 2023.
Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are not guarantees of future plans and performance and speak only as of the date this annual report was filed with the SEC. Actual plans and operating results may differ materially from what is expressed or forecasted in this annual report and forecasts made in the forward-looking statements discussed in this annual report might not materialize. We do not undertake any obligation to update forward-looking statements that may be made to reflect events or circumstances after the date these statements were made.

Item 1A:      Risk Factors
This “Risk Factors” section contains references to our “capital stock” and to our “stockholders.” Unless expressly stated otherwise, the references to our “capital stock” represent our common stock and any class or series of preferred stock which may be outstanding from time to time, while the references to our “stockholders” represent holders of our common stock and any class or series of preferred stock which may be outstanding from time to time.
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
•Epidemics, pandemics or outbreaks of illness, disease or virus that affect countries or regions in which our clients and their parent companies operate or in which our properties or corporate headquarters are located;
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

Some of our properties were built during the period when asbestos was commonly used in building construction and we may acquire other buildings that contain asbestos in the future. Environmental laws govern the presence, maintenance, and removal of asbestos-containing materials, or ACMs, and require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, that they adequately inform or train those who may come into contact with asbestos and that they undertake special precautions, including removal or other abatement in the event that asbestos is disturbed during renovation or demolition of a building. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

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
The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Services, or the IRS, and the U.S. Department of the Treasury, or the Treasury. Changes to the tax laws, with or without retroactive application, could adversely affect us or our investors, including holders of our common stock or debt securities. We cannot predict how changes in the tax laws might affect us or our investors. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT, the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT. In addition, the tax treatment of certain of our sale-leaseback transactions could change, which could make such sale-leaseback transactions less attractive to potential sellers and lessees and negatively impact our operations.

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
Our future growth will depend, in large part, upon our ability to raise additional capital. Raising additional capital through the issuance of equity securities can dilute the interests of holders of our common stock. The interests of our common stockholders could also be diluted by the issuance of shares of common stock pursuant to stock incentive plans. Our Board of Directors is authorized to cause us to issue preferred stock of any class or series with dividend, voting and other rights as determined by our Board of Directors (such as the shares of preferred stock that were issued in connection with the closing of the Merger with Spirit) which could dilute, or otherwise adversely affect, the interest of holders of our common stock.

We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell or refinance such assets.
We have in the past and may in the future acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership units in an operating partnership, which could result in stockholder dilution through the issuance of operating partnership units that, under certain circumstances, may be exchanged for shares of our common stock. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to restrictions on our ability to dispose of, or refinance the debt on, the acquired properties in order to protect the contributors’ ability to defer recognition of taxable gain. Similarly, we may be required to incur or maintain debt we would otherwise not incur so we can allocate the debt to the contributors to maintain their tax bases. In the event we take any action that incurs taxable gain allocated to these contributors, we may be required to make them whole under tax protection agreements. These restrictions could limit our ability to manage, control, sell or refinance an asset at a time, or on terms, that would be favorable absent such restrictions.
We are subject to risks associated with debt and preferred stock financing.
We intend to incur additional indebtedness in the future, including borrowings under our $4.25 billion unsecured revolving credit facility and our $3.0 billion commercial paper programs.

Our revolving credit facility grants us the option, subject to obtaining lender commitments and other customary conditions, to expand the borrowing limits thereunder to up to $5.25 billion. The credit agreement governing our revolving credit facility also governs our $250.0 million unsecured term loan facility due March 2024 and, on January 6, 2023, we entered into the term loan agreement (the “2023 term loan agreement”) governing our 2023 term loans, pursuant to which we borrowed an aggregate of approximately $1.0 billion in multicurrency borrowings. The 2023 term loan agreement also permits us to incur additional term loans, up to an aggregate of $1.5 billion in total borrowings, pursuant to an accordion expansion feature, which is subject to obtaining lender commitments and other customary conditions. The term loans pursuant to our 2023 term loan agreement mature in January 2025 with one remaining 12-month maturity extension available at our option. At December 31, 2023, we also had a total of $18.6 billion of outstanding unsecured senior debt securities (excluding unamortized net original issuance premiums, deferred financing costs and basis adjustments on interest rate swaps designated as fair value hedges), including approximately $4.2 billion denominated in Sterling (of which $1.2 billion is related to our privately placed Sterling notes), $1.2 billion denominated in Euro thereunder, and approximately $822.4 million of outstanding mortgage debt (excluding unamortized net discounts and deferred financing costs).

In connection with the consummation of the closing of the Merger on January 23, 2024, we effectively assumed Spirit’s existing term loans with various lenders. Specifically, on January 22, 2024, we entered into an amended and restated term loan agreement, pursuant to which we borrowed $800 million in aggregate total borrowings, $300 million of which matures on August 22, 2025 and $500 million of which matures on August 20, 2027 (the “$800 million term loan agreement”), and an amended and restated term loan agreement pursuant to which we borrowed $500 million in aggregate total borrowings which matures on June 16, 2025. The $800 million term loan agreement and the $500 million term loan agreement became effective upon the closing of the Merger on January 23, 2024. Our A3/A- credit ratings provide for a borrowing rate of 80 basis points over the applicable benchmark rate, which includes adjusted Secured Overnight Financing Rate ("SOFR") for US Dollar-denominated loans, adjusted Sterling Overnight Indexed Average (“SONIA”) for Sterling-denominated loans, and Euro Interbank Offered Rate (“EURIBOR”) for Euro-denominated loans. In conjunction with closing, we executed one-year variable-to-fixed interest rate swaps which fix our per annum interest rate at 5.0% over the initial term. In addition, as a result of the Merger, all outstanding secured indebtedness, liabilities, and other indebtedness of Spirit and its subsidiaries, including $2.75 billion of additional senior unsecured notes that were originally issued by Spirit Realty Capital, L.P., substantially all of which were exchanged for senior unsecured notes issued by us, became indebtedness and liabilities of ours or our subsidiaries, as the case may be, which substantially increased the total secured indebtedness and the total liabilities and other indebtedness of us and our subsidiaries.

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

To the extent that new indebtedness is added to our current debt levels, the related risks that we now face would increase. As a result, we are and will be subject to risks associated with debt financing, including the risk that our cash flow could be insufficient to make required payments on our debt or to pay dividends on our common stock. We also face variable interest rate risk as the interest rates on our revolving credit facility, term loan facilities, and commercial paper programs are variable (subject to our interest rate swaps on our term loan facilities, in effect from time to time), and the interest rates on any credit facilities and term loan facilities we may enter into in the future may be variable, and could therefore increase over time. In addition, commercial paper borrowings are short-term obligations and the interest rate on newly issued commercial paper varies according to market conditions at the time of issuance. Similarly, some of the indebtedness to which we have become subject to subsequent to the Merger may also bear interest at variable rates. In addition, while we may enter into hedging and other derivatives instruments to mitigate our exposure to fluctuations in borrowing and currency rates, we may not realize the anticipated benefits from these arrangements or they may be insufficient to mitigate our exposure. We also face the risk that we may be unable to refinance or repay our debt as it comes due. Given past disruptions in the financial markets and ongoing global financial uncertainties, we also face the risk that one or more of the participants in our revolving credit facility may be unwilling or unable to lend us money.

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

Our indebtedness could also have other important consequences to holders of our common stock, outstanding preferred stock, and our debt securities, including: increasing our vulnerability to general adverse economic and industry conditions; limiting our ability to obtain additional financing to fund future working capital, acquisitions, capital expenditures and other general corporate requirements; requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures, and general corporate requirements; limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and putting us at a disadvantage compared to our competitors with less indebtedness.

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
Our future success will depend, in part, upon our ability to manage our mergers and acquisitions, acquisitions, and expansion opportunities under prevailing market conditions. We are regularly engaged in the process of identifying, analyzing, underwriting, and negotiating possible acquisition transactions. We cannot provide any assurances that we will be successful in consummating future mergers and acquisitions or acquisitions on favorable terms or that we will realize expected cash yields, operating efficiencies, cost savings, revenue enhancements, synergies, or other benefits. Our inability to consummate one or more acquisitions on such terms, our failure to adequately underwrite and identify risks and obligations when acquiring properties, or our failure to realize the intended benefits from one or more acquisitions, could have a significant adverse effect on our business, liquidity, financial position and/or results of operations, including as a result of our incurrence of additional indebtedness and related interest expense and our assumption of unforeseen contingent liabilities in connection with completed acquisitions.

We have made and may continue to make acquisitions of properties (including through the use of alternative acquisition structures such as joint ventures, partnerships, fund and other structures) that fall outside our historical focus on freestanding, single-client, net lease retail locations in the U.S. We may be exposed to a variety of new risks by expanding into new property types (e.g., non-retail businesses), geographies, lease and acquisition structures, and clients who engage in non-retail businesses. These risks may be enhanced by our limited experience in managing new property types, geographies, lease and acquisition structures, clients. and the laws and/or culture of non-U.S. geographies.

We are subject to additional risks from our international investments and debt.
We have acquired and may continue to invest in properties outside of the U.S. These investments may expose us to a variety of risks that are different from and in addition to those commonly found in the U.S. Our international investments are subject to additional risks, including:
•The laws, rules and regulations applicable in such jurisdictions outside of the U.S., including those related to property ownership and control by foreign entities;
•Complying with a wide variety of foreign laws, including corruption, employment, data protection, energy usage, health and safety and environmental regulations which may require capital expenditures to maintain or bring our foreign properties into compliance with applicable regulations and/or may require disclosure of various environmental, social and governance matters;
•Fluctuations in exchange rates between foreign currencies and the U.S. dollar (including risks related to their impact on our results of operations, hedging and other derivative arrangements used to mitigate our exposure to fluctuations in foreign currency rates, translational reporting risks, and exchange controls);
•As we may not have or have only a limited number of properties within a jurisdiction, our experience in that market and with local business may be limited, and our operating costs may be disproportionately higher until the number of properties within a jurisdiction grows;
•We may face challenges with expanding into current or new jurisdictions, such as identifying and securing investment opportunities, hiring and retaining employees, extended time periods for acquiring or disposing of investments, which may increase the cost of funding an investment, and potentially experiencing different cultural and business practices related to employees, rent adjustments, ground leases, and property ownership requirements and limitations;
•Challenges in establishing effective controls and procedures to manage and regulate operations in different regions and to monitor and ensure compliance with applicable regulations, such as applicable laws related to corrupt practices, employment, licensing, construction, energy usage, climate change or environmental compliance;
•Unexpected or other changes in regulatory requirements (including disclosure requirements), tax, tariffs, trade barriers and other laws within jurisdictions outside the U.S. or between the U.S. and such jurisdictions;
•Potentially adverse tax consequences with respect to our properties and/or investment vehicles;
•Initial limited investments within certain regions or countries may result in industry or client concentration risks;
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

We also engage external property managers and other third parties, who assist with managing our international properties. If a property manager or third party fails to meet its obligations or terminates its services, we may need to find a replacement; however, these services may be on less favorable terms and conditions, or we may not be able to find a suitable replacement in a timely manner or at all.

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

We may engage in development, speculative development, or expansion projects or invest in new asset classes, which would subject us to additional risks that could negatively impact our operations.
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

We have recently increased on investments in assets and transaction structures that are outside of our traditional business, including entering into new asset classes, such as casinos and vertical farms, and entering into (or expanding our use of) new transaction structures, such as joint ventures, lending, and increased exploration of sale-leaseback transactions. In addition, in the future, we may invest in new or different assets or enter into new transaction structures that may or may not be closely related to our current business. These new assets and transaction structures may have new, different or increased risks than what we are currently exposed to in our business and we may not be able to manage these risks successfully. Additionally, when investing in such new assets or transaction structures, we will be exposed to the risk that those assets or structures, or the income generated thereby, will affect our ability to meet the requirements to maintain our REIT status, or will subject us to additional regulatory requirements or limitations. If we are not able to successfully manage the risks associated with such new assets, it could have an adverse effect on our business, results of operations and financial condition.

Property taxes may increase without notice.
Real estate property taxes on our properties (including properties we develop or acquire) may increase as property tax rates change and as those properties are assessed or reassessed by tax authorities. While the majority of our leases are under a net lease structure, some or all of such property taxes may not be collectible from our clients.

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

Were a tenant unable to continue to perform under a lease, because of the highly regulated nature of the industry, it may be difficult to re-lease gaming properties. This difficulty may be exacerbated to the extent the gaming property is located in a geography that does not have an expansive gaming footprint, such as one of the properties, in which we are invested. A transfer of interest, including a new lease, will likely require approval of regulators and the licensing of a new gaming operator tenant.

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

Compliance with the Americans with Disabilities Act of 1990 and fire, safety, and other regulations may require us to make unanticipated expenditures that could adversely impact our results of operations.
Our properties are generally required to comply with the Americans with Disabilities Act of 1990, or the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. The clients to whom we lease properties are obligated by law to comply with the ADA provisions and, in many cases, the clients are generally obligated to cover costs associated with compliance pursuant to the terms of their applicable leases. If required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these clients to cover costs could be adversely affected and we could be required to expend our own funds to comply with the provisions of the ADA, which could materially adversely affect our results of operations or financial condition and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions to our stockholders. In addition, our properties must be in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on our results of operations or financial condition and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions to our stockholders.
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

In addition, tenants of net-leased properties are responsible for maintenance and other day-to-day management of the properties. This lack of control over our net-leased properties makes it difficult for us to collect property-level environmental metrics and to enforce sustainability initiatives, which may impact our ability to comply with certain regulatory disclosure requirements to which we are subject (such as the anticipated changes to the SEC’s climate-related disclosure rules) or comply effectively with established Environmental, Social and Governance ("ESG") frameworks and standards, such as the Global Real Estate Sustainability Benchmarks, Task Force for Climate-Related Financial Disclosures (“TCFD”) and the Sustainability Accounting Standards Board. If we are unable to successfully collect the data necessary to comply with these disclosure requirements, we may be subject to increased regulatory risk and if such data is incomplete or unfavorable, our relationship with our investors, our stock price, and our access to capital may be negatively impacted.

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
Risks Related to the Spirit Merger and Transactions Contemplated by the Merger Agreement
Following the Merger, we may be unable to integrate the operations of Spirit successfully, or realize the anticipated synergies and related benefits of the Merger and the transactions contemplated by the Merger Agreement or do so within the anticipated time frame.
The Merger involves the combination of two companies which operated as independent public companies. We will be required to devote significant management attention and resources to integrating the operations of Spirit. Potential difficulties we may encounter in the integration process include the following:
•the inability to successfully combine Spirit’s operations with ours in a manner that permits the combined company to achieve operating efficiencies (including with the integration of information technology systems), cost savings and efficiencies, revenues, synergies or other benefits either in the time frame anticipated or at all;
•lost revenue and clients as a result of certain clients of either us or Spirit deciding not to do business with the combined company;
•the continued complexities associated with managing a multi-national combined company, integrating certain personnel from the two companies, and the complexities associated with the separation of personnel;
•the complexities of combining two companies with different histories, regulatory restrictions, markets and clients;
•the failure to retain key employees of either of the two companies;
•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Merger and the transactions contemplated by the Agreement and Plan of Merger, dated October 29, 2023 (the “Merger Agreement”), by and among the Company, Saints MD Subsidiary, Inc., a Maryland corporation and wholly owned subsidiary of the Company, and Spirit; and
•performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the Merger and integrating Spirit's operations with ours.

In addition, as disclosed, certain legal proceedings were instituted against us, Spirit, and the former Spirit directors and we may see additional legal proceedings instituted in the future. The pendency and outcome of any legal proceedings is uncertain and may result in additional costs, expenses and the diversion of management’s attention all of which could have an adverse effect on our business, operating results and price of our common stock or our ability to raise additional capital.

Our historical and unaudited pro forma condensed combined financial statements may not be representative of our results after the Merger and the transactions contemplated by the Merger Agreement.
The Merger and the transactions contemplated by the Merger Agreement were completed in January 2024. Accordingly, our historical financial statements and our operating results for the periods prior to such time do not give effect to those transactions. In addition, the unaudited pro forma condensed combined financial statements related to such transactions that we have previously prepared were created for informational purposes only and do not purport to be indicative of the financial position or results of operations that actually would have occurred had the Merger and the transactions contemplated by the Merger Agreement been completed as of the dates indicated, nor does it purport to be indicative of our future operating results or financial position after the Merger and the transactions contemplated by the Merger Agreement. The unaudited pro forma condensed combined financial statements reflect adjustments, which were based upon preliminary estimates, to allocate the purchase price to Spirit’s assets and liabilities and certain estimates and assumptions regarding the Merger and the transactions contemplated by the Merger Agreement that we and Spirit believe are reasonable under the circumstances. In addition, the unaudited pro forma condensed combined financial statements do not reflect other future events that occur after the Merger and the transactions contemplated by the Merger Agreement, including the costs related to the planned integration of the two companies and any future nonrecurring charges resulting from the Merger and the transactions contemplated by the Merger Agreement, and do not consider potential impacts of current market conditions on revenues or expense efficiencies. As a result, we cannot assure you that our historical and unaudited pro forma condensed combined financial statements will be representative of our results for future periods.

Our common stockholders will be diluted by the Merger.
At the closing of the Merger, we issued approximately 108.0 million additional shares of common stock. Consequently, as a result of this dilution, our common stockholders as of immediately prior to the Merger have less voting control and influence over our management and policies after the effective time of the Merger than they previously exercised over our management and policies.
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
From time to time, we are involved in legal proceedings, lawsuits, and other claims including those that may arise out of mergers and acquisitions, acquisitions, development opportunities, dispositions, joint ventures, and other strategic transactions. An unfavorable resolution of litigation may have a material adverse effect on our business, results of operations and financial condition. Regardless of its outcome, litigation may result in substantial costs and expenses and significantly divert the attention of management.

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

Natural disasters, terrorist attacks, cyber attacks, other acts of violence or war, or other unexpected events may affect the value of our debt and equity securities, the markets in which we operate and our results of operations.
Natural disasters, terrorist attacks, cyber attacks, other acts of violence or war, or other unexpected events (e.g., pandemics or epidemics) may negatively affect our operations, the market price of our capital stock and the value of our debt securities. There can be no assurance that events like these will not occur or have a direct impact on our clients, our business or the U.S. or world generally. If events like these were to occur, they could materially interrupt our business operations, cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. They also could result in or prolong an economic recession in the U.S. or abroad. Any of these occurrences could have a significant adverse impact on our operating results and revenues and on the market price of our capital stock and on the value of our debt securities. It could also have an adverse effect on our ability to pay principal and interest on our debt securities or other indebtedness and to make distributions to our stockholders.

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

While we maintain some of our own critical IT networks and related systems, we depend on third-parties to provide important software, technologies, tools and a broad array of services and functions, such as payroll, human resources, electronic communications, data storage, and certain finance and treasury functions, among others. In the ordinary course of our business, we collect, process, transmit and store sensitive data, within our own systems and utilize those of third-party providers, including intellectual property, our proprietary business information and that of our clients, suppliers and business partners, as well as personally identifiable information.

Our measures to prevent, detect and mitigate these threats may not be successful in preventing a security incident or data breach or limiting the effects of such a breach. This is particularly so because attack methodologies change frequently or are not recognized until launched, and we also may be unable to investigate or remediate incidents because attackers are increasingly using techniques and tools designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Our clients, joint venture partners, or other third parties with whom we do business may themselves become subject to cyberattacks or security incidents, over which we may have no control, and which could have an indirect adverse impact on them, us or our business relationship.

The primary risks that could directly result from the occurrence of a cyberattack or security incident include operational interruption, damage to our relationship with our clients, reputational damage, and private data exposure. We could be required to expend significant capital and other resources to address an attack or incident, which may not be covered or fully covered by our insurance and which may involve payments for investigations, forensic analyses, legal advice, public relations advice, system repair or replacement, or other services, in addition to any remedies or relief that may result from legal proceedings. Our financial results may be negatively impacted by any such attacks and incidents or any resulting negative media attention. Further, while we carry cyber liability insurance, such insurance may not be adequate to cover all losses related to such events.

Volatility in market and economic conditions may impact the accuracy of the various estimates used in the preparation of our financial statements and footnotes to the financial statements.
Various estimates are used in the preparation of our financial statements, including estimates related to asset and liability valuations (or potential impairments), and receivables. Often these estimates require the use of market data values and involve estimates of future performance or receivables collectability all of which can be difficult to accurately predict. Although management believes it has been prudent and used reasonable judgment in making these estimates, it is possible actual results may differ from these estimates.

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

Inflation (including prolonged inflationary periods) may adversely affect our results of operations, financial condition and liquidity.
Increased inflation or anticipated inflationary periods, such as the period in which we are currently in, could have a more pronounced negative impact on any variable rate debt we incur in the future and on our results of operations. During times when inflation is greater than increases in rent, as provided for in our leases, rent increases may not keep up with the rate of inflation and other costs (including increases in employment and other fees and expenses). Government regulations may limit the indices we can utilize in lease adjustments thereby limiting our ability to increase rent. Even though net leases reduce our exposure to rising property expenses due to inflation, substantial inflationary pressures and increased costs may have an adverse impact on our clients if increases in their operating expenses exceed increases in revenue, which may adversely affect our clients’ ability to pay rent. The U.K. government plans to migrate away from the Retail Price Index ("RPI"), to alternatives such as the Consumer Price Index including owner occupiers' housing costs, that may result in a lower measure of inflation and, in turn, have a negative impact on our lease revenue currently tied to RPI in the U.K. Inflationary periods may cause us to experience increased costs of financing, making it difficult to incur or refinance debt at attractive rates or at all, and may adversely affect the properties we can acquire if the cost of financing an acquisition is in excess of our anticipated earnings from such property thereby limiting the properties that can be acquired. To the extent periods of high inflation are prolonged, these results may be exacerbated.
Item 1B:                            Unresolved Staff Comments
There are no unresolved staff comments.
Item 1C:                          Cybersecurity
We maintain a cyber risk management program to identify, assess, manage, mitigate, and respond to cybersecurity threats. We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. The program is integrated within our enterprise risk management system and addresses our IT networks and related systems that are essential to the operation of our business.
We maintain controls and procedures, including third-party oversight procedures, and cybersecurity training for all employees on an annual basis, which are designed to ensure prompt escalation of cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management in a timely manner.
We work with third parties that assist us to identify, assess, and manage cybersecurity risks, including professional services firms, consulting firms, threat intelligence service providers, and penetration testing firms.
Our cybersecurity program and designated incident response team are comprised of key employees, and third-party information security experts from leading cybersecurity incident response firms, who are responsible for efficiently and effectively responding to cybersecurity incidents. We have established comprehensive incident response and recovery plans and continue to evaluate the effectiveness of those plans.
Our Cybersecurity Risk Committee, chaired by our Head of IT, and comprised of functional leaders, provides oversight, direction and guidance related to the cybersecurity risk management decisions.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.”

Cybersecurity Governance
The Board of Directors considers cybersecurity risk as part of its risk oversight function, and the Audit Committee of our Board oversees Realty Income's cybersecurity and other information technology risk exposures and the steps taken by management to monitor and control such exposures. Our cybersecurity risk profile and cybersecurity program status are reported to the Audit Committee on a quarterly basis. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity, and the full Board also receives briefings from management on our cybersecurity risk management program, as appropriate.

Our management team, including the Cybersecurity Risk Committee chaired by our Head of IT and comprised of functional leaders across the Company, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team has extensive experience implementing and operating cybersecurity technologies, policies, and procedures throughout various industries and includes a Certified Information Systems Security Professional with ISC2.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
Item 2:                                  Properties
Information pertaining to our properties can be found under Item 1.
Item 3:                                  Legal Proceedings
Information regarding legal proceedings is included in note 20, Commitments and Contingencies, to the consolidated financial statements.
Item 4:                                  Mine Safety Disclosures
None.

PART II
Item 5:                                  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NYSE under the ticker symbol “O.”
Holders
There were approximately 13,800 registered holders of record of our common stock as of January 31, 2024. This figure does not reflect the beneficial ownership of shares of our common stock.

Repurchases of Equity Securities
During the three months ended December 31, 2023, the following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the Realty Income 2021 Incentive Award Plan, (the "2021 Plan"):

Period	Total Number of Shares Purchased	Average Price Paid per Share
October 1, 2023 — October 31, 2023	2,242	$49.06
November 1, 2023 — November 30, 2023	1,283	$51.92
December 1, 2023 — December 31, 2023	11,735	$57.22
Total	15,260	$55.58
Item 6:                                  Reserved

Item 7:                              Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis reflect our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
As of December 31, 2023, we owned or held interests in a diversified portfolio of 13,458 properties located in all 50 U.S. states, Puerto Rico, the U.K., France, Germany, Ireland, Italy, Portugal, and Spain, with approximately 272.1 million square feet of leasable space to clients doing business in 86 separate industries. Of the 13,458 properties in the portfolio at December 31, 2023, 13,197, or 98.1%, are single-client properties, of which 13,007 were leased, and the remaining are multi-client properties. Our total portfolio has a weighted average remaining lease term (excluding rights to extend a lease at the option of our client) of approximately 9.8 years.
Unless otherwise specified, references to rental revenue in the Management's Discussion and Analysis of Financial Condition and Results of Operations are exclusive of reimbursements from clients for recoverable real estate taxes and operating expenses totaling $274.2 million, $184.7 million and $104.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
RECENT DEVELOPMENTS
Closing of Spirit Realty Capital Merger
On January 23, 2024, we closed on our previously announced merger with Spirit, which is further described in note 21, Subsequent Events, to the consolidated financial statements. The Spirit portfolio consisted of 2,018 U.S. retail, industrial and other properties across 49 states. With assets that are highly complementary to our existing portfolio, this transaction enhances the diversification and depth of our real estate portfolio and will allow us to strengthen our longstanding relationships with existing clients and curate new ones.
Increases in Monthly Dividends to Common Stockholders
We have continued our 55-year history of paying monthly dividends. In addition, we increased the dividend five times during 2023 and once during 2024. As of February 2024, we have paid 105 consecutive quarterly dividend increases and increased the dividend 123 times since our listing on the NYSE in 1994.

2023 Dividend increases	Month Declared	Month Paid	Monthly Dividend per share	Increase per share
1st increase	Dec 2022	Jan 2023	$0.2485	$0.0005
2nd increase	Feb 2023	Mar 2023	$0.2545	$0.0060
3rd increase	Mar 2023	Apr 2023	$0.2550	$0.0005
4th increase	Jun 2023	Jul 2023	$0.2555	$0.0005
5th increase	Sep 2023	Oct 2023	$0.2560	$0.0005

2024 Dividend increase
1st increase	Dec 2023	Jan 2024	$0.2565	$0.0005
The dividends paid per share during 2023 totaled $3.051, as compared to $2.967 during 2022, an increase of $0.084, or 2.8%.

The monthly dividend of $0.2565 per share represents a current annualized dividend of $3.0780 per share, and an annualized dividend yield of 5.4% based on the last reported sale price of our common stock on the NYSE of $57.42 on December 31, 2023. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.
Investments During 2023
During the year ended December 31, 2023, we invested $9.5 billion at an initial weighted average cash yield of 7.1%, including an investment in 1,408 properties, properties under development or expansion, investments in loans and a preferred equity investment. See notes 4, Investments in Real Estate, 5, Investments in Unconsolidated Entities, and 6, Investments in Loans, to the consolidated financial statements for further details.
Equity Capital Raising
We have an At-The-Market ("ATM") program, pursuant to which we may offer and sell up to 120.0 million shares of common stock (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE at prevailing market prices or at negotiated prices or by any other methods permitted by applicable law.
During 2023, we raised $5.5 billion of net proceeds from the sale of common stock, at a weighted average price of $59.79 per share, primarily through proceeds from the sale of common stock through our At-the-Market ("ATM") Program. The ATM program issuances during 2023 included 91.7 million shares issued pursuant to forward sale confirmations. As of December 31, 2023, 6.2 million shares of common stock subject to forward sale confirmations have been executed but not settled. See note 11, Issuances of Common Stock, to the consolidated financial statements for further details.
Note Issuances
In January 2024, we issued $450.0 million of 4.750% senior unsecured notes due February 2029 and $800.0 million of 5.125% senior unsecured notes due February 2034. In connection with the Merger, we also completed the $2.7 billion exchange in principal of outstanding notes issued by Spirit Realty, L.P. (“Spirit OP”). See note 21, Subsequent Events, to the consolidated financial statements for further details.
In December 2023, we issued £300.0 million of 5.750% senior unsecured notes due December 2031 and £450.0 million of 6.000% senior unsecured notes due December 2039.
In July 2023, we issued €550.0 million of 4.875% senior unsecured notes due July 2030 and €550.0 million of 5.125% senior unsecured notes due July 2034.
In April 2023, we issued $400.0 million of 4.700% senior unsecured notes due December 2028 and $600.0 million of 4.900% senior unsecured notes due July 2033.
In January 2023, we issued $500.0 million of 5.050% senior unsecured notes due January 2026 and $600.0 million of 4.850% senior unsecured notes due March 2030.
See note 10. Notes Payable, to the consolidated financial statements for further details.
Appointment of New Chief Financial Officer and Treasurer ("CFO")
Effective January 1, 2024, Jonathan Pong was appointed Executive Vice President, CFO and Treasurer, replacing Christie Kelly, our former CFO, upon her planned retirement that was announced in June 2023.

Portfolio Discussion
Leasing Results
At December 31, 2023, we had 193 properties available for lease or sale out of 13,458 properties in our portfolio, which represents a 98.6% occupancy rate based on the number of properties in our portfolio. Our property-level occupancy rates exclude properties with ancillary leases only, such as cell towers and billboards, properties with possession pending, and include properties owned by unconsolidated joint ventures.
Below is a summary of our portfolio activity for the periods indicated below:

Three months ended December 31, 2023
Properties available for lease at September 30, 2023	159
Lease expirations (1)	266
Re-leases to same client	(164)
Re-leases to new client	(26)
Vacant dispositions	(42)
Properties available for lease at December 31, 2023	193

Year ended December 31, 2023
Properties available for lease at December 31, 2022	126
Lease expirations (1)	984
Re-leases to same client	(750)
Re-leases to new client	(51)
Vacant dispositions	(116)
Properties available for lease at December 31, 2023	193
(1)Includes scheduled and unscheduled expirations (including leases rejected in bankruptcy), as well as future expirations resolved in the periods indicated above.
During the three months ended December 31, 2023, the new annualized contractual rent on re-leases was $52.7 million, as compared to the previous annual rent of $50.8 million on the same units, representing a rent recapture rate of 103.6% on the units re-leased, which excludes restructurings associated with the Cineworld bankruptcy. Including Cineworld restructured leases that resulted in lease extensions, the recapture rate was 94.1% for the three months ended December 31, 2023. We re-leased 20 units to new clients without a period of vacancy, and 12 units to new clients after a period of vacancy.
During the year ended December 31, 2023, the new annualized contractual rent on re-leases was $198.1 million, as compared to the previous annual rent of $190.3 million on the same units, representing a rent recapture rate of 104.1% on the units re-leased, which excludes restructurings associated with the Cineworld bankruptcy. Including Cineworld restructured leases that resulted in lease extensions, the recapture rate was 101.1% for the year ended December 31, 2023. We re-leased 27 units to new clients without a period of vacancy, and 39 units to new clients after a period of vacancy.
As part of our re-leasing costs, we pay leasing commissions to unrelated, third-party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide rent concessions to our clients. We do not consider the collective impact of the leasing commissions or rent concessions to our clients to be material to our financial position or results of operations.
Pan European Sale and Leaseback with Decathlon SE ("Decathlon")
We entered the markets of France, Germany, and Portugal for the first time through sale-leaseback transactions with affiliates of Decathlon, a world leader in retail sporting goods and an investment grade rated company, for €527.0 million, which includes 82 retail properties located in France, Germany, Italy, Portugal, and Spain.
Investments in Unconsolidated Joint Ventures
In October 2023, we completed our previously announced $951.4 million acquisition of common and preferred interests from Blackstone Real Estate Trust, Inc. ("BREIT") in a new joint venture that owns a 95% interest in the real estate of The Bellagio Las Vegas. The investment included $301.4 million of common equity in the joint venture in exchange for an indirect interest of 21.9% in the property and a $650.0 million preferred equity interest in the joint venture with an expected rate of return of 8.1%.

In November 2023, we established a joint venture with Digital Realty Trust, Inc. ("Digital Realty") to support the development of two build-to-suit data centers in Northern Virginia. We invested approximately $199.8 million to acquire an 80% equity interest in the venture, while Digital Realty maintains a 20% interest. Each partner will fund its pro rata share of the remaining $117.7 million estimated development cost for the first phase of the project, which is slated for completion in mid-2024.
See note 5, Investments in Unconsolidated Entities, to the consolidated financial statements for further details.
Impact of Inflation
Leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, or retail price index in the case of certain leases in the U.K. (typically subject to ceilings), or increases in the clients’ sales volumes. We expect that inflation will cause these lease provisions to result in rent increases over time. During times when inflation is greater than increases in rent, as provided for in the leases, rent increases may not keep up with the rate of inflation and other costs.
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
Impact of Real Estate and Credit Markets
In the commercial real estate market, property prices generally continue to fluctuate. Likewise, during certain periods, the global capital markets have experienced significant price volatility, dislocations, and liquidity disruptions, which may impact our access to and cost of capital. We continually monitor the commercial real estate and global capital markets carefully and, if required, will make decisions to adjust our business strategy accordingly.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2023, we had $4.1 billion of liquidity, which consists of cash and cash equivalents of $232.9 million, including £46.1 million denominated in Sterling and €43.6 million denominated in Euro, unsettled ATM forward equity of $337.8 million, and $3.5 billion of availability under our $4.25 billion unsecured revolving credit facility, after deducting $764.4 million in borrowings under our commercial paper programs. We use our unsecured revolving credit facility as a liquidity backstop for the repayment of the notes issued under these programs.
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
Capitalization
As of December 31, 2023, our total market capitalization was $65.4 billion. Total market capitalization consisted of $43.3 billion of common equity (based on the December 31, 2023 closing price on the NYSE of $57.42 and assuming the conversion of common units of Realty Income, L.P.) and total outstanding borrowings of $22.1 billion on our revolving credit facility, commercial paper, term loans, mortgages payable, senior unsecured notes and bonds, and our proportionate share of unconsolidated entities' debt (excluding unamortized deferred financing costs, discounts, and premiums). Our total debt to market capitalization was 33.8% at December 31, 2023.
Universal Shelf Registration
On February 16, 2024, we filed a new shelf registration statement with the SEC, which is effective for a term of three years and will expire in February 2027. In accordance with SEC rules, the amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit. The securities covered by this registration statement include (1) common stock, (2) preferred stock, (3) debt securities, (4) depositary shares representing fractional interests in shares of preferred stock, (5) warrants to purchase debt securities, common stock, preferred stock, or depositary shares, and (6) any combination of these securities. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

ATM Program
As of December 31, 2023, there were approximately 6.2 million shares of unsettled common stock subject to forward sale confirmations through our ATM program, representing approximately $337.8 million in expected net proceeds, which have been executed at a weighted average price of $54.70 per share (assuming full physical settlement of all outstanding shares of common stock, subject to such forward sale agreements and certain assumptions made with respect to settlement dates). During the year ended December 31, 2023, we settled approximately 91.7 million shares of common stock previously sold pursuant to forward sale agreements through our ATM program for approximately $5.4 billion of net proceeds. As of December 31, 2023, we had 81.3 million shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
Debt and Financing Activities
At December 31, 2023, our total outstanding borrowings of revolving credit facility, commercial paper, term loans, mortgages payable, and senior unsecured notes and bonds were $21.5 billion, with a weighted average maturity of 5.9 years and a weighted average interest rate of 3.9%. As of December 31, 2023, approximately 94% of our total debt was fixed rate debt. See notes 7 through 10 to the consolidated financial statements for additional information about our outstanding debt, along with our debt financing activities during the year ended December 31, 2023 below.

Note Issuances
During the year ended December 31, 2023, we issued the following notes and bonds (in millions):

Note Issuance	Date of Issuance	Maturity Date	Principal amount	Price of par value	Effective yield to maturity
5.050% Notes	January 2023	January 2026	$500.0	99.618%	5.189%
4.850% Notes	January 2023	March 2030	$600.0	98.813%	5.047%
4.700% Notes	April 2023	December 2028	$400.0	98.949%	4.912%
4.900% Notes	April 2023	July 2033	$600.0	98.020%	5.148%
4.875% Notes	July 2023	July 2030	€550.0	99.421%	4.975%
5.125% Notes	July 2023	July 2034	€550.0	99.506%	5.185%
5.750% Notes	December 2023	December 2031	£300.0	99.298%	5.862%
6.000% Notes	December 2023	December 2039	£450.0	99.250%	6.075%
In January 2024, we issued $450.0 million of 4.750% senior unsecured notes due February 2029 and $800.0 million of 5.125% senior unsecured notes due February 2034. In connection with the Merger, we also completed the $2.7 billion exchange in principal of outstanding notes issued by Spirit OP. See note 21, Subsequent Events, to the consolidated financial statements for further details.
Term Loans
In January 2023, we entered into a term loan agreement, permitting us to incur multicurrency term loans, up to an aggregate of $1.5 billion in total borrowings. As of December 31, 2023, we had $1.1 billion in multicurrency borrowings, including $90.0 million, £705.0 million, and €85.0 million in outstanding borrowings. The 2023 term loans mature in January 2025 with one remaining 12-month maturity extension available at our option. In conjunction with our 2023 term loans, we entered into interest rate swaps which fix our per annum interest rate. As of December 31, 2023, the effective interest rate, after giving effect to the interest rate swaps, was 5.0%.
Covenants
The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on accounting principles generally accepted in U.S. GAAP, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants and are not measures of our liquidity or performance. The actual amounts as of December 31, 2023, are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	39.7%
Limitation on incurrence of secured debt	< 40% of adjusted assets	1.6%
Debt service coverage (trailing 12 months) (1)	> 1.5x	4.7x
Maintenance of total unencumbered assets	> 150% of unsecured debt	257.9%
(1) Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on January 1, 2023 and subject to certain additional adjustments. Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of January 1, 2023, nor does it purport to reflect our debt service coverage ratio for any future period. The following is our calculation of debt service and fixed charge coverage at December 31, 2023 (in thousands, for trailing twelve months):

Net income available to common stockholders	$872,309
Plus: interest expense, excluding the amortization of deferred financing costs	703,883
Plus: provision for taxes	52,021
Plus: depreciation and amortization	1,895,177
Plus: provisions for impairment	82,208
Plus: pro forma adjustments	360,009
Less: gain on sales of real estate	(25,667)
Income available for debt service, as defined	$3,939,940
Total pro forma debt service charge	$837,945
Debt service and fixed charge coverage ratio	4.7x

Credit Agency Ratings
The borrowing interest rates under our revolving credit facility are based upon our ratings assigned by credit rating agencies. As of December 31, 2023, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook and Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook. In addition, we were assigned the following ratings on our commercial paper at December 31, 2023: Moody's Investors Service has assigned a rating of P-2 and Standard & Poor's Ratings Group has assigned a rating of A-2.
Based on our credit agency ratings as of December 31, 2023, interest rates under our credit facility for U.S. borrowings would have been at the SOFR, plus 0.725% with a SOFR adjustment charge of 0.10% and a revolving credit facility fee of 0.125%, for all-in drawn pricing of 0.95% over SOFR, for British Pound Sterling borrowings, at the SONIA, plus 0.725% with a SONIA adjustment charge of 0.0326% and a revolving credit facility fee of 0.125%, for all-in drawn pricing of 0.8826% over SONIA, and for Euro Borrowings at one-month EURIBOR, plus 0.725%, and a revolving credit facility fee of 0.125%, for all-in drawn pricing of 0.85% over one-month EURIBOR. In addition, our credit facility provides that the interest rates can range between: (i) SOFR/SONIA/EURIBOR, plus 1.40% if our credit rating is lower than BBB-/Baa3 or our senior unsecured debt is unrated and (ii) SOFR/SONIA/EURIBOR, plus 0.70% if our credit rating is A/A2 or higher. In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which ranges from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher.
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
Material Cash Requirements
The following table summarizes the maturity of each of our obligations as of December 31, 2023 (dollars in millions):

	Credit Facility and Commercial Paper (1)	Unsecured Term Loans (2)	Mortgages Payable	Senior Unsecured Notes and Bonds (3)	Interest (4)	Ground Leases Paid by the Company (5)	Ground Leases Paid by Our Clients (6)	Other (7)	Totals
2024	$764.4	$250.0	$740.5	$850.0	$773.8	$14.3	$30.4	$728.5	$4,151.9
2025	—	—	44.0	1,050.0	700.4	12.6	29.8	29.1	1,865.9
2026	—	1,082.0	12.0	2,075.0	587.5	18.3	28.9	11.0	3,814.7
2027	—	—	22.3	2,027.8	525.9	10.1	26.9	0.3	2,613.3
2028	—	—	1.3	2,049.8	443.0	9.9	23.5	—	2,527.5
Thereafter	—	—	2.3	10,509.5	2,173.6	303.8	242.6	3.8	13,235.6
Totals	$764.4	$1,332.0	$822.4	$18,562.1	$5,204.2	$369.0	$382.1	$772.7	$28,208.9
(1) The initial term of the credit facility expires in June 2026 and includes, at our option, two six-month extensions. At December 31, 2023, there were no borrowings under our revolving credit facility, and commercial paper programs outstanding were $764.4 million, which matured between January 2024 and February 2024.
(2) The maturity date for our 2023 term loans reflects the closing of our previous twelve-month extension option and assumes the additional twelve-month extension available at the company's option is exercised.
(3) Excludes our January 2024 issuance of $450.0 million of 4.750% senior unsecured notes due February 2029 and $800.0 million of 5.125% senior unsecured notes due February 2034.
(4) Interest on the commercial paper programs, term loans, mortgages payable, and senior unsecured notes and bonds has been calculated based on outstanding balances at period end through their respective maturity dates. Excludes interest on the January 2024 issuances of $450.0 million of unsecured senior notes due February 2029 and $800.0 million of unsecured senior notes due February 2034.
(5) We currently pay the ground lessors directly for the rent under the ground leases.
(6) Our clients, who are generally sub-tenants clients under ground leases, are responsible for paying the rent under these ground leases. In the event our client fails to pay the ground lease rent, we are primarily responsible.
(7) “Other” consists of $740.0 million of commitments under construction contracts, and $32.7 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements.
Investments in Unconsolidated Entities
As of December 31, 2023, our pro-rata share of secured debt of unconsolidated entities was approximately $659.2 million.

DIVIDEND POLICY
Distributions are paid monthly to holders of shares of our common stock.
Distributions are paid monthly to the limited partners holding common units of Realty Income, L.P., each on a per unit basis that is equal to the amount paid per share to our common stockholders.
In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2023, our cash distributions to common stockholders totaled $2.11 billion, or approximately 115.9% of estimated taxable income of $1.82 billion. Certain measures are available to us to reduce or eliminate our tax exposure as a REIT, and accordingly, no provision for federal income taxes, other than our taxable REIT subsidiaries (each, a "TRS"), has been made. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance. We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our cash on hand and funds from operations are sufficient to support our current level of cash distributions to our stockholders. We distributed $3.051 per share to stockholders during 2023, representing 76.3% of our diluted Adjusted Funds from Operations Available to Common Stockholders ("AFFO") per share of $4.00.
Future distributions will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, Funds from Operations Available to Common Stockholders ("FFO"), Normalized Funds from Operations Available to Common Stockholders ("Normalized FFO"), AFFO, cash flow from operations, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, our debt service requirements, and any other factors the Board of Directors may deem relevant. In addition, our credit facility contains financial covenants that could limit the amount of distributions payable by us in the event of a default, and which prohibit the payment of distributions on our common stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our credit facility.
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
Distributions in excess of earnings and profits generally will first be treated as a non-taxable reduction in the stockholders’ basis in their stock, but not below zero. Distributions in excess of that basis generally will be taxable as a capital gain to stockholders who hold their shares as a capital asset. Approximately 6.8% of the distributions to our common stockholders, made or deemed to have been made in 2023, were classified as a return of capital for federal income tax purposes.

RESULTS OF OPERATIONS
The following is a comparison of our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Total Revenue
The following summarizes our total revenue (dollars in thousands):

	Years ended December 31,
	2023	2022	Change
Rental (excluding reimbursable)	$3,683,949	$3,114,972	$568,977
Rental (reimbursable)	274,201	184,685	89,516
Other	120,843	44,024	76,819
Total revenue	$4,078,993	$3,343,681	$735,312
Rental Revenue (excluding reimbursable)
The table below summarizes our rental revenue (excluding reimbursable) for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Number of Properties	Years ended December 31,
		2023	2022	Change
Properties acquired during 2023 & 2022	2,608	$808,797	$184,684	$624,113
Same store rental revenue (1)	10,498	2,851,747	2,799,549	52,198
Constant currency adjustment (2)	N/A	(10,001)	(11,228)	1,227
Properties sold during and prior to 2023	312	5,246	30,371	(25,125)
Straight-line rent and other non-cash adjustments	N/A	(34,721)	20,871	(55,592)
Vacant rents, development and other (3)	352	60,097	83,266	(23,169)
Other excluded revenue (4)	N/A	2,784	7,459	(4,675)
Totals		$3,683,949	$3,114,972	$568,977
(1)The same store rental revenue percentage increase for the year ended December 31, 2023 as compared to the same period in 2022 is 1.9%.
(2)For purposes of comparability, same store rental revenue is presented on a constant currency basis using the exchange rate as of December 31, 2023. None of the properties in France, Germany, Ireland, Italy, or Portugal met our same store pool definition for the periods presented.
(3)Relates to the aggregate of (i) rental revenue from 325 properties that were available for lease during part of 2023 or 2022, and (ii) rental revenue for 27 properties under development or completed developments that do not meet our same store pool definition for the periods presented.
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
Of the 14,262 in-place leases in the portfolio, which excludes 270 vacant units, 11,717, or 82.2%, were under leases that provide for increases in rents through: base rent increases tied to inflation (typically subject to ceilings), percentage rent based on a percentage of the clients’ gross sales, fixed increases, or a combination of two or more of the aforementioned rent provisions.
Rent based on a percentage of our client's gross sales, or percentage rent, was $14.8 million and $14.9 million for the years ended December 31, 2023 and 2022, respectively, which represents less than 1% of rental revenue.
At December 31, 2023, our portfolio of 13,458 properties was 98.6% leased with 193 properties available for lease, as compared to 99.0% leased with 126 properties available for lease at December 31, 2022. It has been our experience that approximately 1% to 4% of our property portfolio will be available for lease at any given time; however, it is possible that the number of properties available for lease or sale could increase in the future, given the nature of economic cycles and other unforeseen global events.

Rental Revenue (reimbursable)
A number of our leases provide for contractually obligated reimbursements from clients for recoverable real estate taxes and operating expenses. The increase in contractually obligated reimbursements by our clients for the year ended December 31, 2023 as compared with the same period in 2022 is primarily due to higher recoverable real estate tax taxes from overall portfolio growth.
Other Revenue
Other revenue primarily relates to interest income recognized on financing receivables for certain leases with above-market terms and interest income recognized on client loans and preferred equity investments. The increase in other revenue for the year ended December 31, 2023 as compared with the same period in 2022 is primarily due to higher interest income on financing receivables of $60.9 million driven by an increase in recent sale-leaseback transactions with above-market lease terms, in addition to an increase of $17.0 million from interest income earned on new loans and preferred equity investments entered into during the year.
Total Expenses
The following summarizes our total expenses (in thousands):

	Years ended December 31,
	2023	2022	Change
Depreciation and amortization	$1,895,177	$1,670,389	$224,788
Interest	730,423	465,223	265,200
Property (excluding reimbursable)	42,763	41,645	1,118
Property (reimbursable)	274,201	184,685	89,516
General and administrative	144,536	138,459	6,077
Provisions for impairment	87,082	25,860	61,222
Merger and integration-related costs	14,464	13,897	567
Total expenses	$3,188,646	$2,540,158	$648,488
Total revenue (1)	$3,804,792	$3,158,996
General and administrative expenses as a percentage of total revenue (1)	3.8%	4.4%
Property expenses (excluding reimbursable) as a percentage of total revenue (1)	1.1%	1.3%
(1) Excludes rental revenue (reimbursable).

Depreciation and Amortization
The increase in depreciation and amortization for the year ended December 31, 2023 as compared with the same period in 2022 is primarily due to overall portfolio growth from acquisitions.
Interest Expense
The following is a summary of the components of our interest expense (in thousands):

	Years ended December 31,
	2023	2022
Interest on our credit facility, commercial paper, term loans, mortgages, senior unsecured notes and bonds, and interest rate swaps	$788,344	$523,384
Credit facility commitment fees	5,357	4,908
Amortization of debt origination and deferred financing costs	26,670	14,149
(Gain) loss on interest rate swaps	(7,189)	718
Amortization of net mortgage premiums	(12,803)	(13,622)
Amortization of net note premiums	(60,657)	(62,989)
Capital lease obligation	1,509	1,464
Interest capitalized	(10,808)	(2,789)
Interest expense	$730,423	$465,223
Credit facility, commercial paper, term loans, mortgages and senior unsecured notes and bonds
Average outstanding balances	$20,537,222	$16,460,928
Weighted average interest rates	3.83%	3.15%

The increase in interest expense for the year ended December 31, 2023 as compared with the same period in 2022 is primarily due to higher average debt and weighted average interest. See notes to the accompanying consolidated financial statements for additional information regarding our indebtedness.
Property Expenses (excluding reimbursable)
Property expenses (excluding reimbursable) consist of costs associated with properties available for lease, non-net-leased properties and general portfolio expenses and include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections and legal fees.
The increase in property expenses (excluding reimbursable) for the year ended December 31, 2023 as compared with the same period in 2022 is primarily impacted by property tax and property management expenses.
Property Expenses (reimbursable)
Property expenses (reimbursable) consist of reimbursable property taxes and operating costs paid on behalf of our clients. The increase in property expenses (reimbursable) for the year ended December 31, 2023 is proportional to overall portfolio growth.
General and Administrative Expenses
General and administrative expenses are expenditures related to the operations of our company, including employee-related costs, professional fees, and other general overhead costs associated with running our business.
The increase in general and administrative expenses for the year ended December 31, 2023 as compared with the same period in 2022 is primarily due to higher payroll-related compensation costs associated with the growth of the company.
Provisions for Impairment
Provisions for impairment consist of impairment on long-lived assets and allowances for credit losses on financing receivables and loans.
The increase in impairment for the year ended December 31, 2023 as compared with the same period in 2022 is primarily due to higher provisions for impairment associated with our real estate assets, summarized in the following table (dollars in millions):

	Years ended December 31,
	2023	2022
Carrying value prior to impairment	$194.5	$140.9
Less: total provisions for impairment (1)	(82.2)	(25.9)
Carrying value after impairment	$112.3	$115.0
(1) Excludes provision for current expected credit loss of $4.9 million at December 31, 2023.
Merger and Integration-Related Costs
Merger and integration-related costs consist of advisory fees, attorney fees, accountant fees, and incremental and non-recurring costs necessary to convert data and systems, retain employees, and otherwise enable us to operate the acquired business or assets efficiently.
For the year ended December 31, 2023, we incurred $14.5 million of merger and integration-related costs, the majority of which was related to the Spirit merger that closed in January 2024. For the year ended December 31, 2022, we incurred $13.9 million of merger and integration-related transaction costs in conjunction with our VEREIT merger.
Gain on Sales of Real Estate
The following summarizes our property dispositions (dollars in millions):

	Years ended December 31,
	2023	2022
Number of properties sold	121	170
Net sales proceeds	$117.4	$436.1
Gain on sales of real estate	$25.7	$103.0

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
Foreign currency and derivative (loss) gain, net for the year ended December 31, 2023 was a loss of $13.4 million, primarily due to foreign currency fluctuations related to the remeasurement of intercompany debt.
In June 2022, following the early prepayment of our Sterling-denominated intercompany loan receivable from our consolidated foreign subsidiaries, we terminated the four cross-currency swaps used to hedge the foreign currency exposure of the intercompany loan. As the hedge relationship was terminated and the future principal and interest associated with the prepaid intercompany loan will not occur, $20.0 million gain was reclassified from AOCI to 'Foreign currency and derivative (loss) gain, net' during the year ended December 31, 2022. The reclassification from AOCI was offset by $7.9 million in losses from the intercompany loan remeasurement on the final exchange.
Equity in Income and Impairment of Investment in Unconsolidated Entities
Equity in income for the year ended December 31, 2023 primarily relates to investments made in two unconsolidated joint ventures during the fourth quarter of 2023. See note 5, Investments in Unconsolidated Entities, to the consolidated financial statements for further details.
The loss for the year ended December 31, 2022 was primarily driven by an other than temporary impairment related to the sale of three equity method investments acquired in our merger with VEREIT in November 2021.
Other Income, Net
Certain miscellaneous non-recurring revenue is included in 'other income, net'. The decrease of $6.7 million for the year ended December 31, 2023 as compared with the same period in 2022 is primarily due to lower gains on insurance proceeds from recoveries on property losses exceeding our carrying value.
Income Taxes
Income taxes primarily consist of international income taxes accrued or paid by us and our subsidiaries, as well as state and local taxes. The increase in income taxes for the year ended December 31, 2023 as compared with the same period in 2022 is primarily attributable to higher taxable income in the UK; partially offset by lower UK tax rates.

CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements have been prepared in accordance with U.S. GAAP and are the basis for our discussion and analysis of financial condition and results of operations. Preparing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. We believe that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in note 1, Summary of Significant Accounting Policies, to our consolidated financial statements in this annual report on Form 10-K for the year ended December 31, 2023. In order to prepare our consolidated financial statements according to the rules and guidelines set forth by U.S. GAAP, many subjective judgments must be made with regard to critical accounting policies.
Allocation of the Purchase Price of Real Estate Acquisitions
Management must make significant assumptions in determining the fair value of assets acquired and liabilities assumed. When acquiring a property for investment purposes, we typically allocate the cost of real estate acquired, inclusive of transaction costs, to: (1) land, (2) building and improvements, and (3) identified intangible assets and liabilities, based in each case on their relative estimated fair values. Intangible assets and liabilities consist of above-market or below-market lease value and the value of in-place leases, as applicable. Additionally, above-market rents on certain leases under which we are a lessor are accounted for as financing receivables amortizing over the lease term, while below-market rents on certain leases under which we are a lessor are accounted for as prepaid rent. In an acquisition of multiple properties, we must also allocate the purchase price among the properties. The allocation of the purchase price is based on our assessment of estimated fair value of the land, building and improvements, and identified intangible assets and liabilities and is often based upon the various characteristics of the market where the property is located. In addition, any assumed mortgages are recorded at their estimated fair values. The estimated fair values of our mortgages payable have been calculated by discounting the future cash flows using applicable interest rates that have been adjusted for factors, such as industry type, client investment grade, maturity date, and comparable borrowings for similar assets. The use of different assumptions in the allocation of the purchase price of the acquired properties and liabilities assumed could affect the timing of recognition of the related revenue and expenses.

Provisions for Impairment - Real Estate Assets
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

NON-GAAP FINANCIAL MEASURES
Adjusted Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate ("Adjusted EBITDAre")
Nareit established an EBITDA metric for real estate companies (i.e., EBITDA for real estate, or EBITDAre) it believed would provide investors with a consistent measure to help make investment decisions among REITs. Our definition of “Adjusted EBITDAre” is generally consistent with the Nareit definition, other than our adjustments to remove foreign currency and derivative gain and loss, excluding gain and loss from the settlement of foreign currency forwards not designated as hedges (which is consistent with our previous calculations of "Adjusted EBITDA"). We define Adjusted EBITDAre, a non-GAAP financial measure, for the most recent quarter as earnings (net income) before (i) interest expense, including non-cash loss (gain) on swaps, (ii) income and franchise taxes, (iii) gain on extinguishment of debt, (iv) real estate depreciation and amortization, (v) provisions for impairment, (vi) merger and integration-related costs, (vii) gain on sales of real estate, (viii) foreign currency and derivative gain and loss, net, (ix) gain on settlement of foreign currency forwards, and (x) our proportionate share of adjustments from unconsolidated entities. Our Adjusted EBITDAre may not be comparable to Adjusted EBITDAre reported by other companies or as defined by Nareit, and other companies may interpret or define Adjusted EBITDAre differently than we do. Management believes Adjusted EBITDAre to be a meaningful measure of a REIT’s performance because it provides a view of our operating performance, analyzes our ability to meet interest payment obligations before the effects of income tax, depreciation and amortization expense, provisions for impairment, gain on sales of real estate and other items, as defined above, that affect comparability, including the removal of non-recurring and non-cash items that industry observers believe are less relevant to evaluating the operating performance of a company. In addition, EBITDAre is widely followed by industry analysts, lenders, investors, rating agencies, and others as a means of evaluating the operational cash generating capacity of a company prior to servicing debt obligations. Management also believes the use of an annualized quarterly Adjusted EBITDAre metric, which we refer to as Annualized Adjusted EBITDAre, is meaningful because it represents our current earnings run rate for the period presented. Annualized Adjusted EBITDAre and Annualized Pro Forma Adjusted EBITDAre, as defined below, are also used to determine the vesting of performance share awards granted to executive officers. Annualized Adjusted EBITDAre should be considered along with, but not as an alternative to net income as a measure of our operating performance. We define Annualized Pro Forma Adjusted EBITDAre as Annualized Adjusted EBITDAre, subject to certain adjustments to incorporate Adjusted EBITDAre from properties we acquired or stabilized during the applicable quarter and to remove Adjusted EBITDAre from properties we disposed of during the applicable quarter, and include transaction accounting adjustments in accordance with U.S. GAAP, giving pro forma effect to all transactions as if they occurred at the beginning of the applicable period. Our calculation includes all adjustments consistent with the requirements to present Adjusted EBITDAre on a pro forma basis in accordance with Article 11 of Regulation S-X. The Annualized Pro Forma Adjustments are consistent with the debt service coverage ratio calculated under financial covenants for our senior unsecured notes. We believe Annualized Pro Forma Adjusted EBITDAre is a useful non-GAAP supplemental measure, as it excludes properties that were no longer owned at the balance sheet date and includes the annualized rent from properties acquired during the quarter. Management also uses our ratios of net debt-to-Annualized Adjusted EBITDAre and net debt-to Annualized Pro Forma Adjusted EBITDAre as measures of leverage in assessing our financial performance, which is calculated as net debt (which we define as total debt per the consolidated balance sheets, excluding deferred financing costs and net premiums and discounts, but including our proportionate share of debt from unconsolidated entities, less cash and cash equivalents), divided by annualized quarterly Adjusted EBITDAre and annualized Pro Forma Adjusted EBITDAre, respectively.

The following is a reconciliation of net income (which we believe is the most comparable U.S. GAAP measure) to Adjusted EBITDAre and Annualized Pro Forma EBITDAre calculations for the periods indicated below (dollars in thousands):

	Three months ended December 31,
	2023		2022
Net income	$219,762		$228,336
Interest	208,313		131,290
Loss on extinguishment of debt	—		—
Income taxes	15,803		9,381
Depreciation and amortization	475,856		438,174
Provisions for impairment	27,281		9,481
Merger and integration-related costs	9,932		903
Gain on sales of real estate	(5,992)		(9,346)
Foreign currency and derivative loss (gain), net	18,371		(2,692)
Gain on settlement of foreign currency forwards	—		2,139
Proportionate share of adjustments from unconsolidated entities	14,983		113
Quarterly Adjusted EBITDAre	$984,309		$807,779
Annualized Adjusted EBITDAre (1)	$3,937,236		$3,231,116
Annualized Pro Forma Adjustments	$74,919		$119,876
Annualized Pro Forma Adjusted EBITDAre	$4,012,155		$3,350,992
Total debt per the consolidated balance sheets, excluding deferred financing costs and net premiums and discounts	$21,480,869		$17,935,539
Proportionate share of unconsolidated entities debt, excluding deferred financing costs	659,190		—
Less: Cash and cash equivalents	(232,923)		(171,102)
Net Debt (2)	$21,907,136		$17,764,437
Net Debt/Annualized Adjusted EBITDAre	5.6	x	5.5	x
Net Debt/Annualized Pro Forma Adjusted EBITDAre	5.5	x	5.3	x
(1) We calculate Annualized Adjusted EBITDAre by multiplying the Quarterly Adjusted EBITDAre by four.
(2) Net Debt is total debt per our consolidated balance sheets, excluding deferred financing costs and net premiums and discounts, but including our proportionate share of debt from unconsolidated entities, less cash and cash equivalents.
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

	Three months ended December 31,
	2023	2022
Annualized pro forma adjustments from properties acquired or stabilized	$77,012	$120,408
Annualized pro forma adjustments from properties disposed	(2,093)	(532)
Annualized Pro forma Adjustments	$74,919	$119,876

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
The following summarizes our FFO and Normalized FFO (dollars in millions, except per share data):

	Years ended December 31,
	2023	2022	% Change
FFO available to common stockholders	$2,822.1	$2,471.9	14.2%
FFO per common share (1)	$4.07	$4.04	0.7%
Normalized FFO available to common stockholders	$2,836.6	$2,485.8	14.1%
Normalized FFO per common share (1)	$4.09	$4.06	0.7%
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

	Years ended December 31,
	2023	2022
Net income available to common stockholders	$872,309	$869,408
Depreciation and amortization	1,895,177	1,670,389
Depreciation of furniture, fixtures and equipment	(2,239)	(2,014)
Provisions for impairment of real estate	82,208	25,860
Gain on sales of real estate	(25,667)	(102,957)
Proportionate share of adjustments for unconsolidated entities (1)	4,205	12,812
FFO adjustments allocable to noncontrolling interests	(3,855)	(1,605)
FFO available to common stockholders	$2,822,138	$2,471,893
FFO allocable to dilutive noncontrolling interests	5,552	3,979
Diluted FFO	$2,827,690	$2,475,872

FFO available to common stockholders	$2,822,138	$2,471,893
Merger and integration-related costs	14,464	13,897
Normalized FFO available to common stockholders	$2,836,602	$2,485,790
Normalized FFO allocable to dilutive noncontrolling interests	5,552	3,979
Diluted Normalized FFO	$2,842,154	$2,489,769

FFO per common share:
Basic	$4.08	$4.04
Diluted	$4.07	$4.04

Normalized FFO per common share:
Basic	$4.10	$4.06
Diluted	$4.09	$4.06

Distributions paid to common stockholders	$2,111,793	$1,813,432
FFO available to common stockholders in excess of distributions paid to common stockholders	$710,345	$658,461
Normalized FFO available to common stockholders in excess of distributions paid to common stockholders	$724,809	$672,358
Weighted average number of common shares used for FFO and Normalized FFO:
Basic	692,298	611,766
Diluted	694,819	613,473
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
The following summarizes our AFFO (dollars in millions, except per share data):

	Years ended December 31,
	2023	2022	% Change
AFFO available to common stockholders	$2,774.9	$2,401.4	15.6%
AFFO per common share (1)	$4.00	$3.92	2.0%
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

	Years ended December 31,
	2023	2022
Net income available to common stockholders	$872,309	$869,408
Cumulative adjustments to calculate Normalized FFO (1)	1,964,293	1,616,382
Normalized FFO available to common stockholders	2,836,602	2,485,790
Gain on extinguishment of debt	—	(367)
Amortization of share-based compensation	26,227	21,617
Amortization of net debt premiums and deferred financing costs (2)	(44,568)	(67,150)
Non-cash (gain) loss on interest rate swaps	(7,189)	718
Non-cash change in allowance for credit losses	4,874	—
Straight-line impact of cash settlement on interest rate swaps (3)	7,190	1,558
Leasing costs and commissions	(9,878)	(5,236)
Recurring capital expenditures	(331)	(587)
Straight-line rent and expenses, net	(141,130)	(120,252)
Amortization of above and below-market leases, net	79,101	63,243
Proportionate share of adjustments for unconsolidated entities	932	(4,239)
Other adjustments (4)	23,040	26,264
AFFO available to common stockholders	$2,774,870	$2,401,359
AFFO allocable to dilutive noncontrolling interests	5,540	4,033
Diluted AFFO	$2,780,410	$2,405,392

AFFO per common share:
Basic	$4.01	$3.93
Diluted	$4.00	$3.92

Distributions paid to common stockholders	$2,111,793	$1,813,432
AFFO available to common stockholders in excess of distributions paid to common stockholders	$663,077	$587,927
Weighted average number of common shares used for computation per share:
Basic	692,298	611,766
Diluted	694,819	613,473
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
(4)Includes non-cash foreign currency losses (gains) from remeasurement to USD, mark-to-market adjustments on investments and derivatives that are non-cash in nature, straight-line payments from cross-currency swaps, obligations related to financing lease liabilities, and adjustments allocable to noncontrolling interests.
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
The following table presents, by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of December 31, 2023. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):
Expected Maturity Data
The following table summarizes the maturity of our debt as of December 31, 2023 (dollars in millions):

Year of Principal Due	Fixed rate debt		Weighted average rate on fixed rate debt	Variable rate debt		Weighted average rate on variable rate debt
2024	$1,840.5	(1)	4.48%	$764.4		4.37%
2025	1,094.0		4.23%	—		—
2026	2,669.0	(2)	4.18%	500.0	(3)	3.05%
2027	2,050.1		2.66%	—		—
2028	2,051.1		3.43%	—		—
Thereafter	10,511.8		3.91%	—		—
Totals (4)	$20,216.5		3.84%	$1,264.4		3.85%
Fair Value (5)	$19,250.2			$1,264.3
(1)In conjunction with our $250.0 million senior unsecured term loan, which matures in March 2024, we entered into an interest rate swap, and as of December 31, 2023, the effective interest rate on this term loan, after giving effect to the interest rate swap, was 3.8%.
(2)The maturity date for our 2023 term loans reflects the closing of our previous twelve-month extension option and assumes the additional twelve-month extension available at the company's option is exercised. In conjunction with closing, we executed one-year variable-to-fixed interest rate swaps, which fix our per annum interest rate at 5.0% over the initial term. Accordingly, the 2023 term loans have been presented as fixed rate debt as of December 31, 2023 in the table above.
(3)In January 2023, we issued $500.0 million of 5.05% senior unsecured notes due January 13, 2026, which were callable at par beginning on January 13, 2024. In conjunction with the pricing of these senior unsecured notes due January 2026, we executed three-year, fixed-to-variable interest rate swaps totaling $500.0 million, which are subject to the counterparties' right to terminate the swaps at any time following the 2026 notes par call date.
(4)Excludes net premiums and discounts recorded on mortgages payable, net premiums recorded on notes payable, deferred financing costs on term loans, mortgages payable, notes payable, and the basis adjustment on interest rate swaps designated as fair value hedges on notes payable.

(5)We base the estimated fair value of our fixed rate mortgages and private senior notes payable at December 31, 2023, on the relevant forward interest rate curve, plus an applicable credit-adjusted spread. We base the estimated fair value of the publicly traded fixed rate senior notes and bonds at December 31, 2023, on the indicative market prices and recent trading activity of our senior notes and bonds payable. We believe that the carrying values of the line of credit, commercial paper borrowings, and term loan balances reasonably approximate their estimated fair values at December 31, 2023.
The table above incorporates only those exposures that exist as of December 31, 2023. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.
At December 31, 2023, our outstanding mortgages payable, notes, and bonds had fixed interest rates. Interest on our credit facility and commercial paper borrowings and term loans is variable. However, the variable interest rate feature on our term loans have been mitigated by interest rate swap agreements. At December 31, 2023, a 1% change in interest rates on our variable-rate debt would change our interest costs by $12.6 million.
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

Item 8:         Financial Statements and Supplementary Data

A.	Reports of Independent Registered Public Accounting Firm

B.	Consolidated Balance Sheets, December 31, 2023 and 2022

C.	Consolidated Statements of Income and Comprehensive Income, Years ended December 31, 2023, 2022, and 2021

D.	Consolidated Statements of Equity, Years ended December 31, 2023, 2022, and 2021

E.	Consolidated Statements of Cash Flows, Years ended December 31, 2023, 2022, and 2021

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Realty Income Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of the Fair Value of Land in Real Estate Acquisitions
As discussed in Note 4 to the consolidated financial statements, during 2023 the Company acquired $8.2 billion of real estate properties. As discussed in Note 1, the purchase price of a real estate acquisition is typically allocated among the individual components of both tangible and intangible assets and liabilities acquired based on their estimated relative fair values.

We identified the evaluation of the fair value of land in real estate acquisitions as a critical audit matter. Specifically, the measurement of the fair values of land is dependent upon significant assumptions of market land values for which relevant external market data is not always readily available. Subjective and complex auditor judgment was required in evaluating the fair value measurements given the sensitivity of the fair value measurements to changes in these assumptions.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 1993.

San Diego, California
February 21, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Realty Income Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Realty Income Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 21, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
San Diego, California
February 21, 2024

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Real estate held for investment, at cost:
Land	$14,929,310	$12,948,835
Buildings and improvements	34,657,094	29,707,751
Total real estate held for investment, at cost	49,586,404	42,656,586
Less accumulated depreciation and amortization	(6,072,118)	(4,904,165)
Real estate held for investment, net	43,514,286	37,752,421
Real estate and lease intangibles held for sale, net	31,466	29,535
Cash and cash equivalents	232,923	171,102
Accounts receivable, net	710,536	543,237
Lease intangible assets, net	5,017,907	5,168,366
Goodwill	3,731,478	3,731,478
Investment in unconsolidated entities	1,172,118	—
Other assets, net	3,368,643	2,276,953
Total assets	$57,779,357	$49,673,092

LIABILITIES AND EQUITY
Distributions payable	$195,222	$165,710
Accounts payable and accrued expenses	738,526	399,137
Lease intangible liabilities, net	1,406,853	1,379,436
Other liabilities	811,650	774,787
Line of credit payable and commercial paper	764,390	2,729,040
Term loan, net	1,331,841	249,755
Mortgages payable, net	821,587	853,925
Notes payable, net	18,602,319	14,278,013
Total liabilities	24,672,388	20,829,803
Commitments and contingencies (Note 20)
Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 1,300,000 shares authorized, 752,460 and 660,300 shares issued and outstanding as of December 31, 2023, and December 31, 2022, respectively	39,629,709	34,159,509
Distributions in excess of net income	(6,762,136)	(5,493,193)
Accumulated other comprehensive income	73,894	46,833
Total stockholders’ equity	32,941,467	28,713,149
Noncontrolling interests	165,502	130,140
Total equity	33,106,969	28,843,289
Total liabilities and equity	$57,779,357	$49,673,092
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Years ended December 31,
	2023	2022	2021
REVENUE
Rental (including reimbursable)	$3,958,150	$3,299,657	$2,064,958
Other	120,843	44,024	15,505
Total revenue	4,078,993	3,343,681	2,080,463

EXPENSES
Depreciation and amortization	1,895,177	1,670,389	897,835
Interest	730,423	465,223	323,644
Property (including reimbursable)	316,964	226,330	133,605
General and administrative	144,536	138,459	96,980
Provisions for impairment	87,082	25,860	38,967
Merger and integration-related costs	14,464	13,897	167,413
Total expenses	3,188,646	2,540,158	1,658,444
Gain on sales of real estate	25,667	102,957	55,798
Foreign currency and derivative (loss) gain, net	(13,414)	(13,311)	710
Gain (loss) on extinguishment of debt	—	367	(97,178)
Equity in income and impairment of investment in unconsolidated entities	2,546	(6,448)	1,106
Other income, net	23,789	30,511	9,949
Income before income taxes	928,935	917,599	392,404
Income taxes	(52,021)	(45,183)	(31,657)
Net income	876,914	872,416	360,747
Net income attributable to noncontrolling interests	(4,605)	(3,008)	(1,291)
Net income available to common stockholders	$872,309	$869,408	$359,456

Amounts available to common stockholders per common share:
Net income, basic and diluted	$1.26	$1.42	$0.87

Weighted average common shares outstanding:
Basic	692,298	611,766	414,535
Diluted	693,024	612,181	414,770

Net income available to common stockholders	$872,309	$869,408	$359,456
Total other comprehensive gain
Foreign currency translation adjustment	64,326	(55,154)	9,119
Unrealized (loss) gain on derivatives, net	(37,265)	97,054	50,448
Total other comprehensive gain	$27,061	$41,900	$59,567
Comprehensive income available to common stockholders	$899,370	$911,308	$419,023
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)
Years ended December 31, 2023, 2022 and 2021

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total equity
Balance, December 31, 2020	361,303	$14,700,050	$(3,659,933)	$(54,634)	$10,985,483	$32,247	$11,017,730
Net income	—	—	359,456	—	359,456	1,291	360,747
Other comprehensive income	—	—	—	59,567	59,567	—	59,567
Shares issued in merger	162,044	11,556,715	—	—	11,556,715	3,160	11,559,875
Orion Divestiture	—	(1,140,769)	—	—	(1,140,769)	(1,352)	(1,142,121)
Distributions paid and payable	—	—	(1,230,094)	—	(1,230,094)	(1,868)	(1,231,962)
Share issuances, net of costs	67,777	4,453,953	—	—	4,453,953	—	4,453,953
Contributions by noncontrolling interests	—	—	—	—	—	43,390	43,390
Reallocation of equity	—	42	—	—	42	(42)	—
Share-based compensation, net	138	8,221	—	—	8,221	—	8,221
Balance, December 31, 2021	591,262	$29,578,212	$(4,530,571)	$4,933	$25,052,574	$76,826	$25,129,400
Net income	—	—	869,408	—	869,408	3,008	872,416
Other comprehensive income	—	—	—	41,900	41,900	—	41,900
Distributions paid and payable	—	—	(1,832,030)	—	(1,832,030)	(4,125)	(1,836,155)
Share issuances, net of costs	68,876	4,570,766	—	—	4,570,766	—	4,570,766
Contributions by noncontrolling interests	—	—	—	—	—	51,221	51,221
Reallocation of equity	—	(3,210)	—	—	(3,210)	3,210	—
Share-based compensation, net	162	13,741	—	—	13,741	—	13,741
Balance, December 31, 2022	660,300	$34,159,509	$(5,493,193)	$46,833	$28,713,149	$130,140	$28,843,289
Net income	—	—	872,309	—	872,309	4,605	876,914
Other comprehensive income	—	—	—	27,061	27,061	—	27,061
Distributions paid and payable	—	—	(2,141,252)	—	(2,141,252)	(9,340)	(2,150,592)
Contributions by noncontrolling interests	—	—	—	—	—	40,097	40,097
Share issuance, net of costs	91,902	5,450,982	—	—	5,450,982	—	5,450,982
Share-based compensation, net	258	19,218	—	—	19,218	—	19,218
Balance, December 31, 2023	752,460	$39,629,709	$(6,762,136)	$73,894	$32,941,467	$165,502	$33,106,969
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$876,914	$872,416	$360,747
Adjustments to net income:
Depreciation and amortization	1,895,177	1,670,389	897,835
Amortization of share-based compensation	26,227	21,617	41,773
Non-cash revenue adjustments	(62,029)	(57,009)	(23,380)
(Gain) loss on extinguishment of debt	—	(367)	97,178
Amortization of net premiums on mortgages payable	(12,803)	(13,622)	(3,498)
Amortization of net premiums on notes payable	(60,657)	(62,989)	(10,349)
Amortization of deferred financing costs	26,670	15,613	12,333
(Gain) loss on interest rate swaps	(7,189)	718	2,905
Foreign currency and unrealized derivative loss, net	37,776	220,948	27,223
Gain on sales of real estate	(25,667)	(102,957)	(55,798)
Equity in income and impairment of investment in unconsolidated entities	(2,546)	6,448	(1,106)
Distributions from unconsolidated entities	5,807	1,605	365
Provisions for impairment	87,082	25,860	38,967
Change in assets and liabilities
Accounts receivable and other assets	(111,286)	(29,524)	(38,292)
Accounts payable, accrued expenses and other liabilities	285,293	(5,290)	(24,714)
Net cash provided by operating activities	2,958,769	2,563,856	1,322,189
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(8,053,595)	(8,886,436)	(6,313,076)
Improvements to real estate, including leasing costs	(68,692)	(95,514)	(19,080)
Investment in unconsolidated entities	(1,179,306)	—	—
Investment in loans	(201,621)	—	—
Proceeds from sales of real estate	117,354	436,115	250,536
Return of investment from unconsolidated entities	3,927	1,401	38,345
Net proceeds from sale of unconsolidated entities	—	108,088	—
Proceeds from note receivable	—	5,867	—
Insurance proceeds received	27,279	49,070	—
Non-refundable escrow deposits	(200)	(5,667)	(28,390)
Net cash paid in merger	—	—	(366,030)
Net cash used in investing activities	(9,354,854)	(8,387,076)	(6,437,695)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(2,111,793)	(1,813,431)	(1,169,026)
Borrowings on line of credit and commercial paper programs	77,338,040	28,539,299	9,082,206
Payments on line of credit and commercial paper programs	(79,398,193)	(27,434,617)	(7,508,332)
Proceeds from term loan	1,029,383	—	—
Proceeds from notes payable issued	4,239,745	2,154,662	1,033,387
Principal payment on notes payable	—	—	(1,700,000)
Principal payments on mortgages payable	(22,015)	(312,234)	(66,575)
Payments upon extinguishment of debt	—	—	(96,583)
Proceeds from common stock offerings, net	5,439,462	4,556,028	4,442,725
Proceeds from dividend reinvestment and stock purchase plan	11,519	11,654	11,232
Distributions to noncontrolling interests	(7,725)	(3,935)	(1,707)
Net receipts on derivative settlements	7,853	79,763	3,266
Debt issuance costs	(81,898)	(34,156)	(13,405)
Net cash received from Orion Divestiture	—	—	593,484
Other items, including shares withheld upon vesting	(7,022)	(4,790)	(33,552)
Net cash provided by financing activities	6,437,356	5,738,243	4,577,120
Effect of exchange rate changes on cash and cash equivalents	24,023	(20,511)	20,076
Net increase (decrease) in cash, cash equivalents and restricted cash	65,294	(105,488)	(518,310)
Cash, cash equivalents and restricted cash, beginning of period	226,881	332,369	850,679
Cash, cash equivalents and restricted cash, end of period	$292,175	$226,881	$332,369
For supplemental disclosures, see note 18, Supplemental Disclosures of Cash Flow Information.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
1.    Summary of Significant Accounting Policies
Realty Income Corporation (“Realty Income,” the “Company,” “we,” “our” or “us”) was founded in 1969 and is organized as a Maryland corporation. We invest in commercial real estate and have elected to be taxed as a real estate investment trust ("REIT"). We are listed on the New York Stock Exchange ("NYSE") under the symbol “O”.
As of December 31, 2023, we owned or held interests in a diversified portfolio of 13,458 properties located in all 50 states of the United States ("U.S."), Puerto Rico, the United Kingdom ("U.K."), France, Germany, Ireland, Italy, Portugal, and Spain, with approximately 272.1 million square feet of leasable space.
Information with respect to number of properties, leasable square feet, average initial lease term and initial weighted average cash yield is unaudited.
Basis of Presentation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Intercompany accounts and transactions are eliminated in consolidation. The U.S. Dollar ("USD") is our reporting currency. Unless otherwise indicated, all dollar amounts are expressed in USD.
For our consolidated subsidiaries whose functional currency is not the USD, we translate their financial statements into USD at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect at the balance sheet date. The resulting translation adjustments are included in 'Accumulated other comprehensive income', ("AOCI"), on our consolidated balance sheets. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical exchange rate. Income statement accounts are translated using the average exchange rate for the period.
We and certain of our consolidated subsidiaries have intercompany and third-party debt that is not denominated in our functional currency. When the debt is remeasured to the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in 'Foreign currency and derivative (loss) gain, net' in our consolidated statements of income and comprehensive income. In the statement of cash flows, cash flows denominated in foreign currencies are translated using the exchange rates in effect at the time of the respective cash flows or at average exchange rates for the period, depending on the nature of the cash flow items.
Principles of Consolidation. These consolidated financial statements include the accounts of Realty Income and all other entities in which we have a controlling financial interest. We evaluate whether we have a controlling financial interest in an entity in accordance with Accounting Standards Codification ("ASC") 810, Consolidation.
Voting interest entities ("VOEs") are entities considered to have sufficient equity at risk and which the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. We consolidate voting interest entities in which we have a controlling financial interest, which we typically have through holding of a majority of the entity’s voting equity interests.
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
At December 31, 2023, we are considered the primary beneficiary of Realty Income, L.P. and certain investments, including investments in joint ventures. Below is a summary of selected financial data of such consolidated VIEs, included on our consolidated balance sheets at December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Net real estate	$2,866,272	$920,032
Total assets	$3,588,720	$1,082,346
Total liabilities	$134,366	$60,127
The portion of a consolidated entity not owned by us is recorded as a noncontrolling interest. Noncontrolling interests are reflected on our consolidated balance sheets as a component of equity. Noncontrolling interests that were created or assumed as part of a business combination or asset acquisition were recognized at fair value as of the date of the transaction (see note 12, Noncontrolling Interests).
Reclassification. Certain prior period amounts have been reclassified to conform to the current year presentation.
Value-added tax receivable is included in 'Other assets, net', on our consolidated balance sheets. Previously, this was categorized as 'Accounts receivable, net' on our consolidated balance sheets.
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
Net Income per Common Share. Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income per common share is computed by dividing net income available to common stockholders, plus income attributable to dilutive shares and convertible common units for the period, by the weighted average number of common shares that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period. For more detail, see note 17, Net Income per Common Share.
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
Lease Revenue Recognition and Accounts Receivable. The majority of our leases are accounted for as operating leases. Under this method, leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. Any rental revenue contingent upon our client’s sales, or percentage rent, is recognized only after our client exceeds their sales breakpoint. Rental increases based upon changes in the consumer price indices are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements. Contractually obligated rental revenue from our clients for recoverable real estate taxes and operating expenses are included in contractually obligated reimbursements by our clients, a component of rental revenue, in the period when such costs are incurred. Taxes and operating expenses paid directly by our clients are recorded on a net basis.
Other revenue includes certain property-related revenue not included in rental revenue and interest income recognized on financing receivables for certain leases with above-market terms.
We assess the probability of collecting substantially all of the lease payments to which we are entitled under the original lease contract as required under ASC 842, Leases. We assess the collectability of our future lease payments based on an analysis of creditworthiness, economic trends and other facts and circumstances related to the applicable clients. If we conclude the collection of substantially all of lease payments under a lease is less than probable, rental revenue recognized for that lease is limited to cash received going forward, existing operating lease receivables, including those related to straight-line rental revenue, must be written off as an adjustment to rental revenue, and no further operating lease receivables are recorded for that lease until such future determination is made that substantially all lease payments under that lease are now considered probable. If we subsequently conclude that the collection of substantially all lease payments under a lease is probable, a reversal of lease receivables previously written off is recognized.
Loans Receivable. The loans we acquired during 2023 are classified as held for investment and are carried at their amortized cost basis. We recognize interest income on loans receivable using the effective-interest method. Direct costs associated with originating loans, along with any premium or discount, are deferred and amortized as an adjustment to interest income over the term of the loan using the effective interest method. When management identifies the full recovery of the contractually specified payments of principal and interest of a loan is less than probable, we evaluate the expected loss amount and place it on non-accrual status. We made the accounting policy election to record accrued interest on our loan portfolio separate from our loan receivable and other lending investments. These loans and the related interest receivable are presented in 'Other assets, net' on our consolidated balance sheets.
Allowance for Credit Losses. The allowance for credit losses, which is recorded as a reduction to loans receivable and financing receivable within 'Other assets, net' on our consolidated balance sheets, is measured using a probability of default method based on our client's respective credit ratings and the expected value of the underlying collateral upon its repossession. Included in our model are factors that incorporate forward-looking information. Allowance for credit losses is presented in 'Provisions for impairment' in our consolidated statements of income and comprehensive income.
During the year ended December 31, 2023, we recognized a provision for credit losses of $4.9 million, which includes $2.5 million of allowances on loans receivable and $2.4 million of allowances on financing receivables.
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
Allocation of the Purchase Price of Real Estate Acquisitions. We evaluate whether or not substantially all of the value of acquired assets is concentrated in a single identifiable asset or group of identifiable assets to determine whether a transaction is accounted for as an asset acquisition or a business combination. A majority of our acquisitions qualify as asset acquisitions, and the transaction costs associated with those acquisitions are capitalized. On the other hand, we expense the transaction costs and categorize them as merger and integration-related costs on our consolidated statements of income and comprehensive income for transactions that qualify as a business combination. For business combinations, we recognize the amount of any purchase consideration that exceeds the fair value of all identified assets acquired and liabilities assumed as goodwill and may record measurement period adjustments within one year of the acquisition date as permitted under ASC 805, Business Combinations.
For asset acquisitions, we allocate the cost of real estate acquired, inclusive of transaction costs, to: (1) land, (2) building and improvements, and (3) identified intangible assets and liabilities, based in each case on their relative estimated fair values. Intangible assets and liabilities consist of above-market or below-market lease value of in-place leases and the value of in-place leases, as applicable. Additionally, above-market rents on certain leases under which we are a lessor are accounted for as financing receivables amortizing over the lease term, while below-market rents on certain leases under which we are a lessor are accounted for as prepaid rent. In an acquisition of multiple properties, we must also allocate the purchase price among the properties. The allocation of the purchase price is based on our assessment of estimated fair values of the land, building and improvements, and identified intangible assets and liabilities, utilizing market-based evidence and commonly applied valuation approaches. In addition, any assumed notes payable or mortgages are recorded at their estimated fair values. The estimated fair values of our mortgages payable have been calculated by discounting the future cash flows using applicable interest rates that have been adjusted for factors, such as industry type, client investment grade, maturity date, and comparable borrowings for similar assets. The use of different assumptions in the allocation of the purchase price of the acquired properties and liabilities assumed could affect the timing of recognition of the related revenue and expenses.
Our estimated fair value determinations are based on management’s judgment, utilizing various factors, including: market land and building values, market rental rates, discount rates and capitalization rates. Our methodology for measuring and allocating the fair value of real estate acquisitions includes both observable market data (categorized as level 2 on the three-level valuation hierarchy of ASC 820, Fair Value Measurement), and unobservable inputs that reflect our own internal assumptions (categorized as level 3 under ASC 820). Given the significance of the unobservable inputs we believe the allocations of fair value of real estate acquisitions should be categorized as level 3 under ASC 820. From time to time, we have used, and may continue to use, the assistance of independent third parties specializing in real estate valuations to prepare our purchase price allocations.
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
Real Estate and Lease Intangibles Held for Sale. We generally reclassify assets to held for sale when the disposition has been approved, there are no known contingencies relating to the sale and the consummation of the disposition is considered probable within one year. Upon classifying a real estate investment as held for sale, we will no longer recognize depreciation expense related to the depreciable assets of the property. Assets held for sale are recorded at the lower of carrying value or estimated fair value, less the estimated cost to dispose of the assets. Twenty-nine properties were classified as held for sale at December 31, 2023.
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
Investment in Unconsolidated Entities. Investments in unconsolidated entities of which we are not considered the primary beneficiary, include VIEs and are accounted for using the equity method as we have the ability to exercise significant influence over operating and financing policies of these investments. We initially recognize the fair value of our contribution as an equity method investment. We subsequently adjust these balances for our proportionate share of net earnings/losses of the entities, distributions received and contributions made. Transaction costs related to the formation of equity method investments are also capitalized, resulting in a basis difference. This basis difference is amortized over the estimated useful life of the respective underlying assets and/or liabilities. The carrying value of our investment is included in 'Investment in unconsolidated entities' on our consolidated balance sheets. We record our proportionate share of net income from the unconsolidated entities in 'Equity in income and impairment of investment in unconsolidated entities' in our consolidated statements of income and comprehensive income. With regard to distributions from unconsolidated entities, we have elected the nature of distribution approach as the information is available to us to determine the nature of the underlying activity that generated the distributions. In accordance with such approach, cash flows generated from the operations of an unconsolidated entity are classified as a return on investment (cash inflow from operating activities) and cash flows that are generated from other activities, such as property sales, debt refinancing or sale and redemptions of our investments of our investments are classified as a return of investment (cash inflow from investing activities). Our contribution to the unconsolidated entities or any distributions from them as returns of investment are classified as investing activities.
Our investment in unconsolidated entities includes preferred interests. Upon acquisition, we assess whether such investment should be considered debt or equity securities based on investment terms. As of December 31, 2023, our investment balance includes preferred interests classified as equity securities without a readily determinable fair value, for which we elect to apply the measurement alternative and record the value of the investment at cost, less any applicable impairment.
Goodwill. Upon the closing of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill.
Deferred Financing Costs. Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining or originating financing. Deferred financing costs, other than those associated with the line of credit, are presented on our consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability. Deferred financing costs related to the line of credit are included in 'other assets, net' in the accompanying consolidated balance sheets. These costs are amortized to interest expense over the terms of the respective financing agreements that approximates the effective interest method.
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
Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings	25 to 35 years
Building improvements	4 to 35 years
Equipment	5 to 25 years
Lease commissions and property improvements to accommodate the client's use	The shorter of the term of the related lease or useful life
Acquired in-place leases	Remaining terms of the respective leases
Provisions for Impairment - Real Estate Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property, a fair value analysis is performed and, to the extent the estimated fair value is less than the current book value, a provision for impairment is recorded to reduce the book value to estimated fair value. Key assumptions that we utilize in this analysis include projected rental rates, estimated holding periods, capital expenditures and property sales capitalization rates. For further details, see note 13, Fair Value Measurements.
Provisions for Impairment - Goodwill. Goodwill is not amortized, but is subject to impairment reviews annually, or more frequently if necessary. Goodwill is qualitatively assessed to determine whether a quantitative impairment assessment is necessary. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized, and the asset is written down to its estimated fair value. We perform our annual goodwill impairment assessment as of June 30. During the years ended December 31, 2023, 2022 and 2021, there were no impairments of goodwill.
Provisions for Impairment - Investment in Unconsolidated Entities. During our ownership of properties that are accounted for under the equity method and considered unconsolidated entities, and when circumstances indicate that a decrease in the value of an equity method investment has occurred that is other than temporary, we recognize an impairment loss, which requires significant judgment. To determine whether the impairment loss is other-than-temporary, we consider whether it has the ability and intent to hold the investment until the carrying value is fully recovered. We evaluate the impairment of our investment in unconsolidated entities in accordance with accounting standards for equity investments by first reviewing each investment for indicators of impairment. If indicators are present, we estimate the fair value of the investments. If the carrying value of the investment is greater than the estimated fair value, we make an assessment of whether the impairment is temporary or other-than-temporary. In making this assessment, we consider the length of time and the extent to which fair value has been less than cost, the financial condition and near-term prospects of the entity, and our intent and ability to retain the interest long enough for a recovery in market value. The investment is then reduced to its estimated fair value if conclusions indicate the impairment is other than temporary.
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
We actively manage interest rate and foreign currency exposures arising from our liquidity and funding activities using derivative instruments. We record all derivatives on the balance sheet at fair value. The majority of inputs used to value our derivatives fall within level 2 of the fair value hierarchy. The recognition of changes in the fair value of derivatives is recorded in net income unless the derivative is designated as a cash flow or net investment hedge, in which case the change in fair value is recorded in other comprehensive income and subsequently reclassified to a designated account in our consolidated statements of income and comprehensive income in the periods during which the hedged transaction affects earnings.
Segment Reporting. Our business is characterized as owning and leasing commercial properties under long-term, mostly triple net lease agreements (whereby clients are responsible for property taxes, insurance and maintenance costs), and these economic characteristics are similar across various property types, geographic locations, and industries in which our clients operate. Information reviewed by our chief operating decision maker in evaluating performance and allocating resources are primarily operating results and cash flow analysis for the overall company. Therefore, we operate and manage the business in one operating and reportable segment.
ASC 280, Segment Reporting, requires certain entity-wide annual disclosures for entities with a single reportable segment. The following table disaggregates domestic and international revenue by major asset types and geographic regions (in millions):

	Years ended December 31,
	2023
	U.S.	U.K.	Other (1)	Total
Retail	$2,754.2	$374.0	$65.4	$3,193.6
Industrial	515.4	43.7	—	559.1
Other (2)	205.5	—	—	205.5
Rental (including reimbursable)	$3,475.1	$417.7	$65.4	$3,958.2
Other revenue				120.8
Total revenue				$4,079.0

	2022
	U.S.	U.K.	Other (1)	Total
Retail	$2,455.9	$243.3	$30.9	$2,730.1
Industrial	465.2	30.2	—	495.4
Other (2)	74.2	—	—	74.2
Rental (including reimbursable)	$2,995.3	$273.5	$30.9	$3,299.7
Other revenue				44.0
Total revenue				$3,343.7

	2021
	U.S.	U.K.	Other (1)	Total
Retail	$1,566.7	$138.9	$4.2	$1,709.8
Industrial	261.5	9.6	—	271.1
Other (2)	84.1	—	—	84.1
Rental (including reimbursable)	$1,912.3	$148.5	$—	$2,065.0
Other revenue				15.5
Total revenue				$2,080.5

(1) Other includes properties in Spain, starting in September 2021, in Italy, starting in October 2022, in Ireland, starting in June 2023, and in France, Germany, and Portugal starting in December 2023.
(2) Other includes the following asset types: office, agriculture and gaming.
Long-lived assets include items such as property, plant, equipment and right-of-use assets subject to operating and finance leases. As of December 31, 2023, no individual country or asset-type represented more than 10% of total revenue, other than as presented in the tables above. In addition, as of December 31, 2023, no individual country or asset-type represented more than 10% of the total assets, other than as presented in the tables below. The following table disaggregates domestic and international total long-lived assets (in millions):

	As of December 31,
	2023				2022
	U.S.	U.K.	Other (1)	Total	U.S.	U.K.	Other (1)	Total
Long-lived assets	$36,577.1	$6,787.1	$1,496.1	$44,860.3	$33,685.6	$4,596.1	$582.7	$38,864.4
Remaining assets				12,919.1				10,808.7
Total assets				$57,779.4				$49,673.1
(1) Other includes properties in Spain, starting in September 2021, in Italy, starting in October 2022, in Ireland, starting in June 2023, and in France, Germany, and Portugal, starting in December 2023.

Recent Accounting Standards Not Yet Adopted.
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes, to enhance income tax disclosures, provide more information about tax risks and opportunities present in worldwide operations, and to disaggregate existing income tax disclosures. The guidance is effective for annual periods beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. We are currently evaluating the impact on our financial statement disclosures.
In November 2023, FASB issued Accounting Standards Update ASU 2023-07, Segment Reporting, establishing improvements to reportable segments disclosures to enhance segment reporting under Topic 280. This ASU aims to change how public entities identify and aggregate operating segments and apply quantitative thresholds to determine their reportable segments. This ASU also requires public entities that operate as a single reportable segment to provide all segment disclosures in Topic 280, not just entity level disclosures. The guidance will be effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and the amendments should be applied retrospectively to all periods presented in the financial statements. We are currently evaluating the impact on our financial statement disclosures.
2.    Merger with VEREIT, Inc. and Orion Office REIT Inc. Divestiture
Merger with VEREIT
On November 1, 2021, we completed our acquisition of VEREIT, Inc. ("VEREIT"), and the merger was consummated. Pursuant to the terms of the Merger Agreement and subject to the terms thereof, upon the consummation of the merger, (i) each outstanding share of VEREIT common stock, and each outstanding common partnership unit of VEREIT Operating Partnership, L.P., ("VEREIT OP") owned by any of its partners other than VEREIT, Realty Income or their respective affiliates, was automatically converted into 0.705 of newly issued shares of our common stock, or in certain instances, Realty Income L.P. units, and (ii) each VEREIT OP outstanding common unit owned by VEREIT, Realty Income or their respective affiliates remained outstanding as partnership interests in the surviving entity. Each outstanding VEREIT stock option and restricted stock unit that were unvested as of November 1, 2021 were converted into equivalent options and restricted stock units, in each case with respect to the share of the Company's common stock, using the equity award exchange ratio in accordance with the Merger Agreement.
A.    Merger and Integration-Related Costs
In conjunction with our merger with VEREIT, we incurred merger-related transaction costs of $4.8 million, $13.9 million, and $167.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. Merger and integration-related costs consist of advisory fees, attorney fees, accountant fees, public filing fees and additional incremental and non-recurring costs necessary to convert data and systems, retain employees and otherwise enable us to operate the acquired business or assets efficiently.
B.    Unaudited Pro Forma Financial Information
Our consolidated results of operations for year ended December 31, 2021 include $176.3 million of revenues and $36.7 million of net income associated with the results of operations of VEREIT OP.
The following unaudited pro forma information presents a summary of our combined results of operations for the year ended December 31, 2021 as if our merger with VEREIT had occurred on January 1, 2020 (in millions, except per share data). The following pro forma financial information is not necessarily indicative of the results of operations had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results. In accordance with ASC 805, Business Combinations, the following information excludes the impact of the spin-off of office assets to Orion Office REIT Inc. ("Orion").

Year ended December 31, 2021
Total revenues	$3,084.3
Net income	$734.6
Basic and diluted earnings per share	$1.27

The unaudited pro forma financial information above includes the following nonrecurring significant adjustment made to account for certain costs incurred as if our merger with VEREIT had been completed on January 1, 2020: merger and integration-related costs of $167.4 million were excluded within the pro forma financial information for 2021.

Orion Divestiture
Following of the closing of our merger with VEREIT, we contributed 92 office real estate assets, a consolidated real estate venture holding one office asset, and an unconsolidated real estate venture holding five office assets to a wholly owned subsidiary named Orion. On November 12, 2021, we distributed the outstanding shares of Orion common stock to our shareholders on a pro rata basis at a rate of one share of Orion common stock for every ten shares of Realty Income common stock held on November 12, 2021, the applicable record date. The fair market value of these shares for tax distribution was determined to be $20.6272 per share, which was calculated using the five-day volume weighted average share price after issuance. For more detail, see note 16, Distributions Paid and Payable.
In conjunction with the Orion Divestiture, we incurred approximately $1.9 million and $6.0 million of transaction costs during the year ended December 31, 2022 and 2021, which were included in 'Merger and integration-related costs' within our consolidated statements of income and comprehensive income.
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
3.    Supplemental Detail for Certain Components of Consolidated Balance Sheets (in thousands):

A.	Accounts receivable, net, consist of the following at:	December 31, 2023	December 31, 2022
	Straight-line rent receivables, net	$516,692	$363,993
	Client receivables, net	193,844	179,244
		$710,536	$543,237

B.	Lease intangible assets, net, consist of the following at:	December 31, 2023	December 31, 2022
	In-place leases	$5,500,404	$5,324,565
	Accumulated amortization of in-place leases	(1,746,377)	(1,409,878)
	Above-market leases	1,811,400	1,697,367
	Accumulated amortization of above-market leases	(549,319)	(443,688)
	Other items	1,799	—
		$5,017,907	$5,168,366

C.	Other assets, net, consist of the following at:	December 31, 2023	December 31, 2022
	Financing receivables, net	$1,570,943	$933,116
	Right of use asset - financing leases	706,837	467,920
	Right of use asset - operating leases, net	594,712	603,097
	Loan receivable, net	205,339	—
	Value-added tax receivable	100,672	24,726
	Prepaid expenses	33,252	28,128
	Impounds related to mortgages payable	53,005	18,152
	Derivative assets and receivables – at fair value	21,170	83,100
	Corporate assets, net	12,948	12,334
	Credit facility origination costs, net	12,264	17,196
	Restricted escrow deposits	6,247	37,627
	Interest receivable	6,139	—
	Investment in sales type lease	6,056	5,951
	Non-refundable escrow deposits	200	5,667
	Other items	38,859	39,939
		$3,368,643	$2,276,953

D.	Accounts payable and accrued expenses consist of the following at:	December 31, 2023	December 31, 2022
	Notes payable - interest payable	$218,811	$129,202
	Derivative liabilities and payables – at fair value	119,620	64,724
	Property taxes payable	78,809	45,572
	Accrued costs on properties under development	65,967	26,559
	Value-added tax payable	64,885	23,375
	Accrued income taxes	61,070	22,626
	Accrued property expenses	54,208	25,290
	Mortgages, term loans, and credit line - interest payable	8,580	5,868
	Other items	66,576	55,921
		$738,526	$399,137

E.	Lease intangible liabilities, net, consist of the following at:	December 31, 2023	December 31, 2022
	Below-market leases	$1,728,027	$1,617,870
	Accumulated amortization of below-market leases	(321,174)	(238,434)
		$1,406,853	$1,379,436

F.	Other liabilities consist of the following at:	December 31, 2023	December 31, 2022
	Lease liability - operating leases, net	$425,213	$440,096
	Rent received in advance and other deferred revenue	312,195	269,645
	Lease liability - financing leases	44,345	49,469
	Security deposits	28,250	15,577
	Other acquisition liabilities	1,647	—
		$811,650	$774,787
4.    Investments in Real Estate
A.    Acquisitions of Real Estate
Below is a summary of our acquisitions for the year ended December 31, 2023 (unaudited):

	Number of Properties	Leasable Square Feet (in thousands, unaudited)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Weighted Average Cash Lease Yield (1)
Acquisitions - U.S.	838	15,030	$3,802.3	15.9	6.9%
Acquisitions - Europe	177	14,737	3,080.4	13.7	7.1%
Total acquisitions	1,015	29,767	$6,882.7	14.9	7.0%
Properties under development (2)	390	8,094	1,270.3	16.4	6.8%
Total (3)	1,405	37,861	$8,153.0	15.1	7.0%
(1)The initial weighted average cash lease yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property. Since it is possible that a client could default on the payment of contractual rent (defined as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables), we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above. Contractual net operating income used in the calculation of initial weighted average cash lease yield includes approximately $4.4 million received as settlement credits as reimbursement of free rent periods for the year ended December 31, 2023.
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
(2)Includes £34.3 million of investments in U.K. development properties and €29.3 million of investment in Spain development properties, converted at the applicable exchange rates on the funding dates.
(3)Our clients occupying the new properties are 88.7% retail, 8.5% industrial, and 2.8% other property types based on net operating income. Approximately 31.4% of the net operating income generated from acquisitions during the year ended December 31, 2023 is from investment grade rated clients, their subsidiaries, or affiliated companies.

The aggregate purchase price of the assets acquired during the year ended December 31, 2023 has been allocated as follows (in millions):

	Acquisitions - USD	Acquisitions - Sterling	Acquisitions - Euro
Land (1)	$779.5	£477.2	€288.6
Buildings and improvements	2,842.5	909.0	462.3
Lease intangible assets (2)	430.0	130.1	36.8
Other assets (3)	559.9	257.3	35.2
Lease intangible liabilities (4)	(115.1)	(12.4)	(0.9)
Other liabilities (5)	(9.1)	(2.6)	(9.6)
	$4,487.7	£1,758.6	€812.4
(1)Sterling-denominated land includes £7.1 million of right of use assets under long-term ground leases.
(2)The weighted average amortization period for acquired lease intangible assets is 11.3 years.
(3)USD-denominated other assets consist entirely of financing receivables with above-market terms. Sterling-denominated other assets primarily consist of £66.1 million of financing receivables with above-market terms and £191.1 million of right-of-use assets accounted for as finance leases. Euro-denominated other assets consist of €17.4 million of financing receivables with above-market terms, €10.6 million of right-of-use assets accounted for as finance leases and €7.2 million of right-of-use assets under ground leases.
(4)The weighted average amortization period for acquired lease intangible liabilities is 16.9 years.
(5)USD-denominated other liabilities consist entirely of deferred rent on certain below-market leases. Sterling-denominated other liabilities primarily consist of £2.3 million of deferred rent on certain below-market leases and £0.2 million of lease liabilities under financing leases. Euro-denominated other liabilities consists of €1.6 million of deferred rent on certain below-market leases, €4.4 million of lease liabilities under ground leases, €2.1 million of lease liabilities under financing leases, and €1.5 million of other liabilities.
The properties acquired during the year ended December 31, 2023 generated total revenue and net income of $302.3 million and $152.4 million, respectively.
B.    Investments in Existing Properties
During the year ended December 31, 2023, we capitalized costs of $59.8 million on existing properties in our portfolio, consisting of $49.6 million for non-recurring building improvements, $9.9 million for re-leasing costs, and $0.3 million for recurring capital expenditures. In comparison, during the year ended December 31, 2022, we capitalized costs of $96.7 million on existing properties in our portfolio, consisting of $88.3 million for non-recurring building improvements, $5.2 million for re-leasing costs, and $3.2 million for recurring capital expenditures.
C.    Properties with Existing Leases
The value of the in-place and above-market leases is recorded to 'Lease intangible assets, net' on our consolidated balance sheets, and the value of the below-market leases is recorded to 'Lease intangible liabilities, net' on our consolidated balance sheets.
The values of the in-place leases are amortized as depreciation and amortization expense. The amounts amortized to expense for all of our in-place leases, for the years ended December 31, 2023, 2022 and 2021 were $651.1 million, $634.9 million, and $247.6 million, respectively.
The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue in our consolidated statements of income and comprehensive income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the years ended December 31, 2023, 2022 and 2021 were $61.5 million, $55.6 million, and $35.4 million, respectively. If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.
The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at December 31, 2023 (dollars in thousands):

	Net increase (decrease) to rental revenue	Increase to amortization expense
2024	$(57,431)	$593,845
2025	(51,025)	512,189
2026	(43,447)	456,383
2027	(34,900)	395,966
2028	(24,525)	336,868
Thereafter	356,100	1,458,777
Totals	$144,772	$3,754,028

D.    Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Years ended December 31,
	2023	2022	2021
Number of properties	121	170	154
Net sales proceeds	$117.4	$436.1	$250.3
Gain on sales of real estate	$25.7	$103.0	$55.8

5.    Investments in Unconsolidated Entities
The following is a summary of our investments in unconsolidated entities as of December 31, 2023 and 2022 (in thousands):

	Ownership %	Number of Properties	Carrying Amount(1) of Investment as of
Investment	As of December 31, 2023		12/31/2023	12/31/2022
Bellagio Las Vegas Joint Venture - Common Equity Interest	21.9%	1	$296,097	$—
Bellagio Las Vegas Joint Venture - Preferred Equity Interest	n/a	n/a	650,000	—
Data Center Development Joint Venture	80.0%	2	226,021	—
Industrial Partnerships	20.0%	—	—	—
Total investment in unconsolidated entities			$1,172,118	$—
(1) The total carrying amount of the investments was greater than the underlying equity in net assets (i.e., basis difference) by $2.2 million as of December 31, 2023.

Equity in income and impairment of investment in unconsolidated entities consists of the following (in thousands):

	Years ended December 31,
Investment	2023	2022	2021
Bellagio Las Vegas Joint Venture - Common Equity Interest	$2,139	$—	$—
Data Center Development Joint Venture	—	—	—
Industrial Partnerships	407	(6,448)	1,106
Equity in income and impairment of investment in unconsolidated entities	$2,546	$(6,448)	$1,106
A.    Bellagio Las Vegas Joint Venture Interests
In October 2023, we invested $951.4 million to acquire common and preferred interests from Blackstone Real Estate Trust, Inc. ("BREIT") in a joint venture that owns a 95.0% interest in the real estate of The Bellagio Las Vegas. The investment included $301.4 million of common equity in the joint venture in exchange for an indirect interest of 21.9% in the property and a $650.0 million preferred equity interest in the joint venture. The unconsolidated entity had total debt outstanding of $3.0 billion as of December 31, 2023, all of which was non-recourse to us with limited customary exceptions.
The Company's preferred equity investment entitles it to certain preferential cumulative distributions out of operating and capital proceeds pursuant to the terms and conditions of the preferred equity. There is no maturity date on the preferred equity investment, which bears interest of 8.1%, payable monthly in arrears in cash, with rate increases commencing in year 7. BREIT may cause the joint venture to redeem all or a portion of the preferred equity investment, and Realty Income may cause the joint venture to redeem all or a portion of the preferred equity investment if BREIT or its affiliates cease to control the joint venture, in each case, for a cash payment equaling the sum of the amount to be redeemed plus, prior to the first anniversary of the transaction, a redemption fee of 3.0%, or, after the first anniversary and prior to the fourth anniversary of the transaction, a redemption fee of 2.0%. Interest income is determined by applying the interest rate to the sum of the outstanding balance of preferred equity and any accrued but unpaid interests. During the year ended December 31, 2023, we recognized interest income of $13.0 million included within 'Other revenue' in our consolidated statements of income and comprehensive income.

We have determined that this joint venture is a VIE, and we are not the primary beneficiary as we do not have power to direct activities that most significantly impact the joint venture's economic performance. As a holder of preferred interests, we do not receive any additional voting rights, nor do we have conversion and redemption rights. Our maximum exposure to loss associated with this VIE is limited to our common and preferred equity investments.
B.    Data Center Development Joint Venture
In November 2023, we established a joint venture with Digital Realty Trust, Inc. ("Digital Realty") to support the development of two build-to-suit data centers in Northern Virginia. We invested $201.2 million to acquire an 80.0% equity interest in the venture, while Digital Realty maintains a 20.0% interest. We have determined that this joint venture is a VIE. While we have an 80.0% interest in the joint venture, we are not the primary beneficiary because we do not have power to direct activities that significantly impact the joint venture's economic performance as we were not engaged when the joint venture partner initially developed the construction plan and entered into the lease agreement. Digital Realty is the managing member, and we do not have substantive kick-out rights. We will continuously evaluate whether we are the primary beneficiary as the power to direct activities that most significantly affect economic performance can change over the life of the joint venture. Our maximum exposure to loss associated with this VIE is limited to our equity investment and our pro rata share of the remaining $117.7 million of estimated development costs for the first phase of the project.
C.    Industrial Partnerships
All seven assets held by our industrial partnerships were sold during the year ended December 31, 2022. As the portion of the net proceeds applied to our investment basis that we expected to receive at closing was less than our $121.4 million carrying amount of investment in unconsolidated entities, we recognized an other than temporary impairment of $8.5 million during the year ended December 31, 2022. The other than temporary impairments are included in 'Equity in income and impairment of investment in unconsolidated entities' in our consolidated statements of income and comprehensive income for the periods presented.
6.     Investments in Loans
The following table presents information about our loans as of December 31, 2023 (dollars in thousands):

	Amortized Cost	Allowance	Carrying Amount (1)
Senior Secured Note Receivable	$174,337	$(2,498)	$171,839
Mortgage Loan	33,500	—	33,500
Total	$207,837	$(2,498)	$205,339
(1) The total carrying amount of the investment in loans excludes accrued interest of $3.4 million as of December 31, 2023, which is recorded to 'Other assets, net' on our consolidated balance sheets.
A.    Senior Secured Note Receivable
In November 2023, the Company purchased a Sterling-denominated senior secured note with a principal amount of £142.0 million, equivalent to $180.9 million as of December 31, 2023. The interest only note bears interest at Sterling Overnight Indexed Average (“SONIA”) plus 6.75% and matures in October 2029. The Company paid £136.7 million for the note and accounted for the discount at amortized cost. The discount is being amortized over the term of the note.
B.    Mortgage Loan
In October 2023, the Company issued a $33.5 million mortgage loan which is collateralized by nine automotive service properties located across seven different states. The interest only loan bears interest at 8.25% subject to annual increases and matures in October 2038.
7.    Revolving Credit Facility and Commercial Paper Programs
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
As of December 31, 2023, we had a borrowing capacity of $4.25 billion available on our revolving credit facility (subject to customary conditions to borrowing) and no outstanding balance as compared to an outstanding balance at December 31, 2022 of $2.0 billion, comprised of €1.8 billion Euro and £70.0 million Sterling borrowings.
The weighted average interest rate on outstanding borrowings under our revolving credit facility was 4.8% during the year ended December 31, 2023, and 1.8% during the year ended December 31, 2022. Our revolving credit facility is subject to various leverage and interest coverage ratio limitations, and at December 31, 2023, we were in compliance with the covenants under our revolving credit facility.
As of December 31, 2023, credit facility origination costs of $12.3 million are included in 'Other assets, net', as compared to $17.2 million at December 31, 2022, on our consolidated balance sheets. These costs are being amortized over the remaining term of our revolving credit facility.
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
As of December 31, 2023, the balance of borrowings outstanding under our commercial paper programs was $764.4 million, including €583.0 million of Euro-denominated borrowings, as compared to $701.8 million outstanding commercial paper borrowings, including €361.0 million of EUR borrowings, at December 31, 2022. The weighted average interest rate on outstanding borrowings under our commercial paper programs was 4.8% for the year ended December 31, 2023, and 1.6% for the year ended December 31, 2022. As of December 31, 2023, our weighted average interest rate on outstanding borrowings under our commercial paper programs was 4.4%. We use our $4.25 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper programs. The commercial paper borrowings generally carry a term of less than a year.
We regularly review our credit facility and commercial paper programs and may seek to extend, renew or replace our credit facility and commercial paper programs, to the extent we deem appropriate.
8.    Term Loans
In January 2023, we entered into a term loan agreement, permitting us to incur multicurrency term loans, up to an aggregate of $1.5 billion in total borrowings. As of December 31, 2023, we had $1.1 billion in multicurrency borrowings, including $90.0 million, £705.0 million, and €85.0 million in outstanding borrowings. The 2023 term loans mature in January 2025, with one remaining twelve-month maturity extension available at our option. Our A3/A- credit ratings provide for a borrowing rate of 80 basis points over the applicable benchmark rate, which includes adjusted SOFR for USD-denominated loans, adjusted SONIA for Sterling-denominated loans, and EURIBOR for Euro-denominated loans. In conjunction with our 2023 term loans, we entered into interest rate swaps which fix our per annum interest rate. As of December 31, 2023, the effective interest rate, after giving effect to the interest rate swaps, was 5.0%.
We also have a $250.0 million senior unsecured term loan, which matures in March 2024. In conjunction with this term loan, we entered into an interest rate swap and as of December 31, 2023, the effective interest rate on this term loan, after giving effect to the interest rate swap, was 3.8%.

At December 31, 2023, deferred financing costs of $0.1 million are included net of the term loans principal balance, as compared to $0.2 million related to our $250.0 million term loan at December 31, 2022, on our consolidated balance sheets. These costs are being amortized over the remaining term of the term loans. As of December 31, 2023, we were in compliance with the covenants contained in the term loans.
9.    Mortgages Payable
During the year ended December 31, 2023, we made $22.0 million in principal payments, including the full repayment of two mortgages for $17.4 million. During the year ended December 31, 2022, we made $312.2 million in principal payments, including the full repayment of 12 mortgages for $308.0 million. No mortgages were assumed during the year ended December 31, 2023. We assumed eight mortgages on 17 properties totaling $45.1 million during the year ended December 31, 2022. Assumed mortgages are secured by the properties on which the debt was placed and are considered non-recourse debt with limited customary exceptions which vary from loan to loan.
Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At December 31, 2023, we were in compliance with these covenants.
The balance of our deferred financing costs, which are classified as part of 'Mortgages payable, net', on our consolidated balance sheets, was $0.4 million and $0.8 million at December 31, 2023 and 2022, respectively. These costs are being amortized over the remaining term of each mortgage.
The following table summarizes our mortgages payable as of December 31, 2023 and 2022 (dollars in millions):

As Of	Number of Properties (1)	Weighted Average Stated Interest Rate (2)	Weighted Average Effective Interest Rate (3)	Weighted Average Remaining Years Until Maturity	Remaining Principal Balance	Unamortized Premium (Discount) and Deferred Financing Costs Balance, net	Mortgage Payable Balance
December 31, 2023	131	4.8%	3.3%	0.4	$822.4	$(0.8)	$821.6
December 31, 2022	136	4.8%	3.3%	1.4	$842.3	$11.6	$853.9
(1)At December 31, 2023, there were 16 mortgages on 131 properties and at December 31, 2022, there were 18 mortgages on 136 properties. With the exception of one Sterling-denominated mortgage which is paid quarterly, the mortgages require monthly payments with principal payments due at maturity. At December 31, 2023 and December 31, 2022, all mortgages were at fixed interest rates.
(2) Stated interest rates ranged from 3.0% to 6.9% at December 31, 2023 and December 31, 2022, respectively.
(3) Effective interest rates ranged from 0.5% to 6.6% and 2.7% to 6.6% at December 31, 2023 and December 31, 2022, respectively.
The following table summarizes the maturity of mortgages payable as of December 31, 2023, excluding $0.8 million related to unamortized net discounts and deferred financing costs (dollars in millions):

Year of Maturity	Principal
2024	$740.5
2025	44.0
2026	12.0
2027	22.3
2028	1.3
Thereafter	2.3
Totals	$822.4

10.    Notes Payable
A.    General
At December 31, 2023, our senior unsecured notes and bonds are USD-denominated, Sterling-denominated, and Euro-denominated. Foreign-denominated notes are converted at the applicable exchange rate on the balance sheet date. The following are sorted by maturity date (in thousands):

			Carrying Value (USD) as of
	Maturity Dates	Principal (Currency Denomination)	December 31, 2023	December 31, 2022
4.600% Notes due 2024	February 6, 2024	$499,999	$499,999	$499,999
3.875% Notes due 2024	July 15, 2024	$350,000	350,000	350,000
3.875% Notes due 2025	April 15, 2025	$500,000	500,000	500,000
4.625% Notes due 2025	November 1, 2025	$549,997	549,997	549,997
5.050% Notes due 2026	January 13, 2026	$500,000	500,000	—
0.750% Notes due 2026	March 15, 2026	$325,000	325,000	325,000
4.875% Notes due 2026	June 1, 2026	$599,997	599,997	599,997
4.125% Notes due 2026	October 15, 2026	$650,000	650,000	650,000
1.875% Notes due 2027 (1)	January 14, 2027	£250,000	318,450	301,225
3.000% Notes due 2027	January 15, 2027	$600,000	600,000	600,000
1.125% Notes due 2027 (1)	July 13, 2027	£400,000	509,520	481,960
3.950% Notes due 2027	August 15, 2027	$599,873	599,873	599,873
3.650% Notes due 2028	January 15, 2028	$550,000	550,000	550,000
3.400% Notes due 2028	January 15, 2028	$599,816	599,816	599,816
2.200% Notes due 2028	June 15, 2028	$499,959	499,959	499,959
4.700% Notes due 2028	December 15, 2028	$400,000	400,000	—
3.250% Notes due 2029	June 15, 2029	$500,000	500,000	500,000
3.100% Notes due 2029	December 15, 2029	$599,291	599,291	599,291
4.850% Notes due 2030	March 15, 2030	$600,000	600,000	—
3.160% Notes due 2030	June 30, 2030	£140,000	178,332	168,686
4.875% Notes due 2030 (1)	July 6, 2030	€550,000	607,915	—
1.625% Notes due 2030 (1)	December 15, 2030	£400,000	509,520	481,960
3.250% Notes due 2031	January 15, 2031	$950,000	950,000	950,000
5.750% Notes due 2031 (1)	December 5, 2031	£300,000	382,140	—
3.180% Notes due 2032	June 30, 2032	£345,000	439,461	415,691
5.625% Notes due 2032	October 13, 2032	$750,000	750,000	750,000
2.850% Notes due 2032	December 15, 2032	$699,655	699,655	699,655
1.800% Notes due 2033	March 15, 2033	$400,000	400,000	400,000
1.750% Notes due 2033 (1)	July 13, 2033	£350,000	445,830	421,715
4.900% Notes due 2033	July 15, 2033	$600,000	600,000	—
2.730% Notes due 2034	May 20, 2034	£315,000	401,247	379,544
5.125% Notes due 2034 (1)	July 6, 2034	€550,000	607,915	—
5.875% Bonds due 2035	March 15, 2035	$250,000	250,000	250,000
3.390% Notes due 2037	June 30, 2037	£115,000	146,487	138,563
6.000% Notes due 2039 (1)	December 5, 2039	£450,000	573,210	—
2.500% Notes due 2042 (1)	January 14, 2042	£250,000	318,450	301,225
4.650% Notes due 2047	March 15, 2047	$550,000	550,000	550,000
Total principal amount			$18,562,064	$14,114,156
Unamortized net premiums, deferred financing costs, and cumulative basis adjustment on fair value hedge (2)			40,255	163,857
			$18,602,319	$14,278,013
(1) Interest paid annually. Interest on the remaining senior unsecured notes and bond obligations included in the table is paid semi-annually.
(2) In January 2023, in conjunction with the pricing of these senior unsecured notes due January 2026, we entered into three-year, fixed-to-variable interest rate swaps, which are accounted for as fair value hedges. See note 14, Derivative Instruments for further details.

The following table summarizes the maturity of our notes and bonds payable as of December 31, 2023, excluding $40.3 million related to unamortized net premiums, deferred financing costs, and basis adjustment on interest rate swaps designated as fair value hedges (dollars in millions):

Year of Maturity	Principal
2024	$850.0
2025	1,050.0
2026	2,075.0
2027	2,027.8
2028	2,049.8
Thereafter	10,509.5
Totals	$18,562.1
As of December 31, 2023, the weighted average interest rate on our notes and bonds payable was 3.8%, and the weighted average remaining years until maturity was 6.7 years.
Interest incurred on all of the notes and bonds was $598.6 million, $431.3 million, and $286.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Our outstanding notes and bonds are unsecured; accordingly, we have not pledged any assets as collateral for these or any other obligations.
All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. At December 31, 2023, we were in compliance with these covenants.
B.    Note Issuances
During the years ended December 31, 2023 and 2022 we issued the following notes and bonds (in millions):

2023 Issuances	Date of Issuance	Maturity Date	Principal amount		Price of par value	Effective yield to maturity
5.050% Notes	January 2023	January 2026	$500.0	(1)	99.618%	5.189%
4.850% Notes	January 2023	March 2030	$600.0		98.813%	5.047%
4.700% Notes	April 2023	December 2028	$400.0		98.949%	4.912%
4.900% Notes	April 2023	July 2033	$600.0		98.020%	5.148%
4.875% Notes	July 2023	July 2030	€550.0		99.421%	4.975%
5.125% Notes	July 2023	July 2034	€550.0		99.506%	5.185%
5.750% Notes	December 2023	December 2031	£300.0		99.298%	5.862%
6.000% Notes	December 2023	December 2039	£450.0		99.250%	6.075%

2022 Issuances	Date of Issuance	Maturity Date	Principal amount	Price of par value	Effective yield to maturity
1.875% Notes	January 2022	January 2027	£250.0	99.487%	1.974%
2.500% Notes	January 2022	January 2042	£250.0	98.445%	2.584%
3.160% Notes	June 2022	June 2030	£140.0	100.000%	3.160%
3.180% Notes	June 2022	June 2032	£345.0	100.000%	3.180%
3.390% Notes	June 2022	June 2037	£115.0	100.000%	3.390%
5.625% Notes	October 2022	October 2032	$750.0	99.879%	5.641%
(1)    In January 2023, we issued $500 million of 5.05% senior unsecured notes due January 13, 2026, which were callable at par beginning on January 13, 2024.

In January 2024, we issued $450.0 million of 4.750% senior unsecured notes due February 2029 and $800.0 million of 5.125% senior unsecured notes due February 2034. See note 21, Subsequent Events, for further details.

C.    Note Repayments
We redeemed the following principal amounts (in millions) of certain outstanding notes, prior to their maturity. As a result of these early redemptions, we recognized the following losses on extinguishment of debt (in millions) in our consolidated statements of income and comprehensive income. There were no comparable repayments for the years ended December 31, 2023 or 2022.

		Loss on Extinguishment of Debt
2021 Repayments	Principal Amount (1)	Amount of Loss	Period Recognized
4.650% notes due August 2023 redeemed in December 2021	$750.0	$46.4	December 31, 2021
3.25% notes due October 2022 redeemed in January 2021	$950.0	$46.5	March 31, 2021
(1) The redeemed principal amounts presented exclude the amounts we paid in accrued and unpaid interest.
11.    Issuances of Common Stock
A.    At-the-Market ("ATM") Program
In August 2023, we replaced our prior ATM program with a new ATM program, pursuant to which we may offer and sell up to 120.0 million shares of common stock (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE under the ticker symbol "O" at prevailing market prices or at negotiated prices. Upon settlement, subject to certain exceptions, we may elect, in our sole discretion, to cash settle or net share settle all or any portion of our obligations under any forward sale agreement, in which cases we may not receive any proceeds (in the case of cash settlement) or will not receive any proceeds (in the case of net share settlement), and we may owe cash (in the case of cash settlement) or shares of our common stock (in the case of net share settlement) to the relevant forward purchaser. Of the 120.0 million shares of our common stock available for sale under the prior ATM program at its inception, a total of 101.8 million of those shares were sold, the remainder of which were terminated. As of December 31, 2023, we had 81.3 million shares remaining for future issuance under our new ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
The following table outlines common stock issuances pursuant to our ATM programs (dollars in millions, shares in thousands):

	Years ended December 31,
	2023	2022	2021
Shares of common stock issued under the ATM program(1)	91,699	68,608	46,291
Gross proceeds	$5,483.2	$4,599.4	$3,207.9
Sales agents' commissions and other offering expenses	(43.7)	(43.4)	(28.4)
Net proceeds	$5,439.5	$4,556.0	$3,179.5
(1) During the year ended December 31, 2023, 91.1 million shares were sold and 91.7 million shares were settled pursuant to forward sale confirmations. In addition, as of December 31, 2023, 6.2 million shares of common stock subject to forward sale confirmations have been executed, but not settled, at a weighted average initial gross price of $55.03 per share. We currently expect to fully settle forward sale agreements outstanding by June 30, 2024, representing $337.8 million in net proceeds, for which the weighted average forward price at December 31, 2023 was $54.70 per share.

B.    Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
Our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26.0 million common shares to be issued. At December 31, 2023, we had 11.0 million shares remaining for future issuance under our DRSPP program.
The following table outlines common stock issuances pursuant to our DRSPP program (dollars in millions, shares in thousands):

	Years ended December 31,
	2023	2022	2021
Shares of common stock issued under the DRSPP program	198	176	168
Gross proceeds	$11.5	$11.7	$11.2

C.    Issuance of Common Stock in Connection with VEREIT Acquisition
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
D.    Issuances of Common Stock in Underwritten Public Offerings
During 2021, we issued an aggregate of 21.3 million shares of common stock, including 2.8 million shares purchased by the underwriters upon the exercise of their option to purchase additional shares. After deducting underwriting discounts, the aggregate net proceeds of $1.3 billion were used to fund investment opportunities, for general corporate purposes and working capital.
There were no comparative offerings during the years ended December 31, 2023 or 2022.
12.    Noncontrolling Interests
As of December 31, 2023, we have seven entities with noncontrolling interests that we consolidate, including an operating partnership, Realty Income, L.P., and interests in consolidated property partnerships not wholly-owned by us.
At December 31, 2023, outstanding common partnership units in Realty Income, L.P. represented 6.9% ownership interest in Realty Income L.P. We hold the remaining 93.1% interest and consolidate the entity. None of our common partnership units have voting rights. Common partnership units are entitled to monthly distributions equal to the amount paid to common stockholders of Realty Income, and are redeemable in cash or Realty Income common stock, at our option, and at a conversion ratio of 1.02934 due to the Orion Divestiture, subject to certain exceptions. Prior to the Orion Divestiture, the conversion ratio was one to one. These issuances with redemption provisions that permit the issuer to settle in either cash or common stock, at the option of the issuer, were evaluated to determine whether temporary or permanent equity classification on the balance sheet was appropriate. We determined that the units meet the requirements to qualify for presentation as permanent equity.
The following table represents the change in the carrying value of all noncontrolling interests through December 31, 2023 (in thousands):

	Realty Income, L.P. units (1)	Other Noncontrolling Interests	Total
Carrying value at December 31, 2021	$62,416	$14,410	$76,826
Contributions (2)	51,221	—	51,221
Reallocation of equity	3,210	—	3,210
Distributions	(3,818)	(307)	(4,125)
Allocation of net income	2,772	236	3,008
Carrying value at December 31, 2022	$115,801	$14,339	$130,140
Contributions (3)	—	40,097	40,097
Distributions (4)	(5,663)	(3,677)	(9,340)
Allocation of net income	3,934	671	4,605
Carrying value at December 31, 2023	$114,072	$51,430	$165,502
(1) 1,795,167 units were outstanding as of both December 31, 2023 and December 31, 2022. 1,060,709 units were outstanding as of December 31, 2021.
(2) In September 2022, we issued 734,458 common partnership units in Realty Income, L.P. in connection with the acquisition of nine properties and recorded $51.2 million of contributions to noncontrolling interests.
(3) Primarily related to contributions of $39.2 million for the issuance of a 5.0% joint venture interest as partial consideration paid on property acquisitions. The remaining amount represents contributions for two development joint ventures.
(4) Includes a non-cash reduction of noncontrolling interest of $1.5 million from our partner's responsibility to absorb construction cost overages for a development joint venture during the year ended December 31, 2023.
At December 31, 2023, we are considered the primary beneficiary of Realty Income, L.P. and other VIEs. For further information, see note 1, Summary of Significant Accounting Policies.

13.    Fair Value Measurements
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
The following tables present the carrying values and estimated fair values of financial instruments as of December 31, 2023 and 2022 (in millions):

	December 31, 2023
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Loans receivable (1)	$205.3	$—	$171.8	$33.5
Derivative assets	21.2	—	21.2	—
Total assets	$226.5	$—	$193.0	$33.5
Liabilities:
Mortgages payable	$822.4	$—	$—	$814.5
Notes and bonds payable	18,562.1	—	17,603.7	—
Derivative liabilities	119.6	—	119.6	—
Total liabilities	$19,504.1	$—	$17,723.3	$814.5
(1) Considering the proximity of time between the issuance and measurement of the two loans acquired during the fourth quarter of 2023, we have concluded that the carrying value reasonably approximates the estimated fair value at December 31, 2023. We determined our investment in mortgage loan is categorized as level 3 of the fair value hierarchy given our experience with mortgage borrowings.

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

A.    Financial Instruments Not Measured at Fair Value on our Consolidated Balance Sheets
The fair value of short-term financial instruments such as cash and cash equivalents, accounts receivable, escrow deposits, accounts payable, distributions payable, line of credit payable and commercial paper borrowings, and other liabilities approximate their carrying value in the accompanying consolidated balance sheets, due to their short-term nature. The aggregate fair value of our term loans approximates carrying value due to the frequent repricing of the variable interest rate charged on the borrowing.
The following table reflects the carrying amounts and estimated fair values of our financial instruments not measured at fair value on our consolidated balance sheets (in millions):

	December 31, 2023		December 31, 2022
	Carrying value	Fair value	Carrying value	Fair value
Mortgages payable (1)	$822.4	$814.5	$842.3	$810.4
Notes and bonds payable (2)	$18,562.1	$17,603.7	$14,114.2	$12,522.8
(1)Excludes non-cash net premiums or discounts recorded on the mortgages payable. The unamortized balance of these net discounts was $0.4 million at December 31, 2023, and $12.4 million of net premiums at December 31, 2022. Also excludes deferred financing costs of $0.4 million at December 31, 2023, and $0.8 million at December 31, 2022.
(2)Excludes non-cash net premiums recorded on notes payable. The unamortized balance of the net premiums was $125.3 million at December 31, 2023, and $224.6 million at December 31, 2022. Also excludes deferred financing costs of $83.8 million and a favorable basis adjustment on interest rate swaps designated as fair value hedges of $1.3 million at December 31, 2023, and $60.7 million of deferred financing costs at December 31, 2022.
The estimated fair values of our mortgages payable and private senior notes payable have been calculated by discounting the future cash flows using an interest rate based upon the relevant forward interest rate curve, plus an applicable credit-adjusted spread. Because this methodology includes unobservable inputs that reflect our own internal assumptions and calculations, the measurement of estimated fair values related to our mortgages payable is categorized as level 3 of the fair value hierarchy.
The estimated fair values of our publicly-traded senior notes and bonds payable are based upon indicative market prices and recent trading activity of our senior notes and bonds payable. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to our notes and bonds payable is categorized as level 2 of the fair value hierarchy.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 on the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level three inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at December 31, 2023, and 2022, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified as level two. For more details on our derivatives, see note 14, Derivative Instruments.
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
The following table summarizes our provisions for impairment on real estate investments during the periods indicated below (in millions):

	Years ended December 31,
	2023	2022	2021
Carrying value prior to impairment	$194.5	$140.9	$169.2
Less: total provisions for impairment (1)	(82.2)	(25.9)	(39.0)
Carrying value after impairment	$112.3	$115.0	$130.2
(1) Excludes provision for current expected credit loss of $4.9 million at December 31, 2023.

The valuation of impaired assets is determined using valuation techniques including discounted cash flow analysis, analysis of recent comparable sales transactions and purchase offers received from third parties, which are Level 3 inputs. We may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of such real estate. Estimating future cash flows is highly subjective and estimates can differ materially from actual results.
14.    Derivative Instruments
In the normal course of business, our operations are exposed to economic risks from interest rates and foreign currency exchange rates. We may enter into derivative financial instruments to offset these underlying economic risks.
Derivative Designated as Hedging Instruments - Cash Flow Hedges
We entered into foreign currency forward contracts to sell GBP, USD, and EUR and buy EUR, USD, and GBP to hedge the foreign currency risk associated with interest payments on intercompany loans denominated in British Pound Sterling ("GBP") and Euro ("EUR"). Forward points on the forward contracts are included in the assessment of hedge effectiveness. We executed variable-to-fixed interest rate swaps to add stability to interest expense and to manage our exposure to interest rate movements associated with our term loans. To mitigate the impact of fluctuating interest rates, we also entered into interest rate swaption agreements during March 2023, structuring them as swaption corridors, in anticipation of issuing USD denominated bonds. Interest rate swaption corridors are a combination of two swaption positions. Specifically, we purchased a payer swaption, an option that allows us to enter into a swap where we will pay the fixed rate and receive the floating rate of the swap, and we also sold a payer swaption, an option that provides the counterparty with the right to enter into a swap where we will receive the fixed rate and pay the floating rate of the swap. The total premium paid for the March 2023 transaction was $7.6 million. All three hedging instruments are designated as cash flow hedges.
Derivative Designated as Hedging Instruments - Fair Value Hedges
Periodically, we enter into and designate fixed-to-floating interest rate swaps to manage interest rate risk by managing our mix of fixed-rate and variable-rate debt. These swaps involve the receipt of fixed-rate amounts for variable interest rate payments over the life of the swaps without exchange of the underlying principal amount. We also designate some of our cross-currency swaps as fair value hedges as we use them to hedge foreign currency risk associated with changes in spot rates on foreign-denominated debt. For these hedging instruments, we have elected to exclude the change in fair value of the cross-currency swaps related to both time value and cross-currency basis spread from the assessment of hedge effectiveness (the "excluded component"). Changes in the fair value of the cross-currency swaps attributable to these excluded components are recorded to other comprehensive income and subsequently recognized in 'Foreign currency and derivative (loss) gain, net' on a systematic and rational basis, as net cash settlements and interest accruals on the respective cross currency swaps occur, over the remaining life of the hedging instruments.
Derivative Designated as Hedging Instruments - Net Investment Hedges
During the fourth quarter of 2023, we designated the three existing cross-currency swaps that had not been designated as hedging instruments through the third quarter of 2023 as net investment hedges to mitigate the risks associated with our investment in EUR-denominated foreign operations. These cross-currency swaps qualify as net investment hedges under the criteria prescribed in accordance with ASC Topic 815-20, Hedging - General. We use the spot method of assessing hedge effectiveness and apply the consistent election to the excluded component by recognizing changes in the fair value of the hedging instruments attributable to the excluded component in the same manner as described above. Any difference between the change in the fair value of the excluded components and the amounts recognized in earnings is reported in other comprehensive income as part of the foreign cumulative translation adjustment. The gain or loss on the portion of the derivative instruments included in the assessment of effectiveness is reported in other comprehensive income as part of the 'Foreign currency translation adjustment' line item, to the extent the relationship is highly effective. If the company’s net investment changes during a reporting period, the hedge relationship will be assessed for whether a de-designation is warranted (only if the hedge notional amount is outside of prescribed tolerance).
Derivatives Not Designated as Hedging Instruments
We enter into foreign currency exchange swap agreements to reduce the effects of currency exchange rate fluctuations between the USD, our reporting currency, and GBP and EUR. These derivative contracts generally mature within one year and are not designated as hedge instruments for accounting purposes. As the currency exchange swap is not accounted for as a hedging instrument, the change in fair value is recorded in earnings through the caption entitled 'Foreign currency and derivative (loss) gain, net' in our consolidated statements of income and comprehensive income.

The following table summarizes the terms and fair values of our derivative financial instruments at December 31, 2023 and 2022 (dollars in millions):

Derivative Type	Number of Instruments (1)	Notional Amount as of		Weighted Average Strike Rate (2)	Maturity Date (3)	Fair Value - asset (liability) as of
Derivatives Designated as Hedging Instruments		December 31, 2023	December 31, 2022			December 31, 2023	December 31, 2022
Interest rate swaps	9	$1,630.0	$250.0	4.26%	Jan 2024 - Jan 2026	$0.3	$5.6
Interest rate swaptions	6	1,000.0	—	(4)	Feb 2034	2.6	—
Cross-currency swaps - Fair Value (5)	3	320.0	320.0	(6)	Oct 2032	(59.8)	(33.3)
Cross-currency swaps - Net Investment (5)	3	280.0	—	(7)	Oct 2032	(53.2)	—
Foreign currency forwards	22	162.3	185.5	(8)	Jan 2024 - Dec 2024	2.7	16.1
		$3,392.3	$755.5			$(107.4)	$(11.6)
Derivatives not Designated as Hedging Instruments
Currency exchange swaps	4	$1,810.6	$2,427.7	(9)	Jan 2024 - Feb 2024	$8.9	$58.8
Cross-currency swaps (5)	0	—	280.0	—%	Oct 2032	—	(29.5)
		$1,810.6	$2,707.7			$8.9	$29.3
Total of all Derivatives		$5,202.9	$3,463.2			$(98.5)	$17.7
(1)This column represents the number of instruments outstanding as of December 31, 2023.
(2)Weighted average strike rate is calculated using the notional value as of December 31, 2023.
(3)This column represents maturity dates for instruments outstanding as of December 31, 2023.
(4)Represent purchased payer swaptions with a strike rate of 3.75% and sold payer swaptions with a strike rate of 4.25%.
(5)In October 2022, we entered into six cross-currency swaps to exchange €612 million for $600 million maturing in October 2032. We redesignated $280 million of three cross-currency swaps as net investment hedges in December 2023.
(6)USD fixed rate of 5.625% and EUR weighted average fixed rate of 4.681%.
(7)USD fixed rate of 5.625% and EUR weighted average fixed rate of 4.716%.
(8)Weighted average forward GBP-USD exchange rate of 1.30.
(9)Weighted average exchange rates of 1.27 for GBP-USD and 0.86 for EUR-GBP.
We measure our derivatives at fair value and include the balances within 'Other assets, net' and 'Accounts payable and accrued expenses' on our consolidated balance sheets.
We have agreements with each of our derivative counterparties containing provisions under which we could be declared in default on our derivative obligations if repayment of our indebtedness is accelerated by the lender due to our default.

The following table summarizes the amount of unrealized gain (loss) on derivatives and foreign currency translation adjustments in other comprehensive income (in thousands):

	Years ended December 31,
Derivatives in Cash Flow Hedging Relationships	2023	2022	2021
Cross-currency swaps	$—	$(5,091)	$8,232
Interest rate swaps	(11,171)	98,310	34,659
Foreign currency forwards	(13,349)	8,540	7,557
Interest rate swaptions	1,857	—	—
Total derivatives in cash flow hedging relationships	$(22,663)	$101,759	$50,448
Derivatives in Fair Value Hedging Relationships
Cross-currency swaps - Fair Value	$(14,602)	$(4,705)	$—
Total derivatives in fair value hedging relationships	$(14,602)	$(4,705)	$—
Total unrealized (loss) gain on derivatives, net	$(37,265)	$97,054	$50,448
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps - Net Investment	$(4,272)	$—	$—
Total unrealized loss recorded in foreign currency translation adjustment	$(4,272)	$—	$—
The following table summarizes the amount of gain (loss) on derivatives reclassified from AOCI (in thousands):

		Years ended December 31,
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	2023	2022	2021
Cross-currency swaps	Foreign currency and derivative (loss) gain, net	$—	$30,814	$3,541
Interest rate swaps	Interest expense	15,794	(4,487)	(10,343)
Foreign currency forwards	Foreign currency and derivative (loss) gain, net	4,251	2,139	—
Interest rate swaptions	Interest expense	(6,859)	—	—
Total derivatives in cash flow hedging relationships		$13,186	$28,466	$(6,802)
Derivatives in Fair Value Hedging Relationships
Cross-currency swaps - Fair Value	Foreign currency and derivative (loss) gain, net	$1,415	$(29,708)	$—
Total derivatives in fair value hedging relationships		$1,415	$(29,708)	$—
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps - Net Investment	Foreign currency and derivative (loss) gain, net	$62	$—	$—
Total derivatives in net investment hedging relationships		$62	$—	$—
Net increase (decrease) to net income		$14,663	$(1,242)	$(6,802)
We expect to reclassify $8.0 million from AOCI as a decrease to interest expense relating to interest rate swaps and interest rate swaptions and $3.6 million from AOCI to foreign currency gain relating to foreign currency forwards within the next twelve months.

The following table details our foreign currency and derivative gains (losses), net included in income (in thousands):

	Years ended December 31,
	2023	2022	2021
Realized foreign currency and derivative gain (loss), net:
Gain on the settlement of undesignated derivatives	$18,051	$204,392	$24,392
Gain on the settlement of designated derivatives reclassified from AOCI	5,728	3,245	3,541
Gain (loss) on the settlement of transactions with third parties	583	(553)	(134)
Total realized foreign currency and derivative gain, net	$24,362	$207,084	$27,799

Unrealized foreign currency and derivative gain (loss), net:
(Loss) gain on the change in fair value of undesignated derivatives	$(5,231)	$29,316	$(14,714)
Loss on remeasurement of certain assets and liabilities	(32,545)	(249,711)	(12,375)
Total unrealized foreign currency and derivative loss, net	$(37,776)	$(220,395)	$(27,089)
Total foreign currency and derivative (loss) gain, net	$(13,414)	$(13,311)	$710
15.    Lessor Operating Leases
At December 31, 2023, we owned or held interests in 13,458 properties. Of the 13,458 properties, 13,197, or 98.1%, are single-client properties, and the remaining are multi-client properties. At December 31, 2023, 193 properties were available for lease or sale. The majority of our leases are accounted for as operating leases.
The vast majority of our leases are net leases where our client pays or reimburses us for property taxes and assessments and carries insurance coverage for public liability, property damage, fire, and extended coverage.
Rent based on a percentage of our client's gross sales, or percentage rent, for the years ended December 31, 2023, 2022, and 2021 was $14.8 million, $14.9 million, and $6.5 million, respectively.
At December 31, 2023, minimum future annual rental revenue to be received on the operating leases for the next five years and thereafter are as follows (in thousands):

	Future Minimum Operating Lease Payments	Future Minimum Direct Financing and Sale-Type Lease Payments (1)
2024	$4,006,574	$1,037
2025	3,918,126	812
2026	3,747,064	814
2027	3,531,235	751
2028	3,222,392	710
Thereafter	24,768,619	25,139
Totals	$43,194,010	$29,263
(1) Related to six properties which are subject to direct financing leases and, therefore, revenue is recognized as rental income on the discounted cash flows of the lease payments. Amounts reflected are the cash rent on these respective properties. Two properties are subject to sales-type leases and, therefore, revenue is recognized as sales-type lease income on the discounted cash flows of the lease payments. Amounts reflected are the cash rent on these respective properties.
No individual client’s rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the years ended December 31, 2023, 2022, and 2021.

16.    Distributions Paid and Payable
We pay monthly distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for the periods indicated below:

	2023	2022	2021
January	$0.2485	$0.2465	$0.2345
February	0.2485	0.2465	0.2345
March	0.2545	0.2465	0.2345
April	0.2550	0.2470	0.2350
May	0.2550	0.2470	0.2350
June	0.2550	0.2470	0.2350
July	0.2555	0.2475	0.2355
August	0.2555	0.2475	0.2355
September	0.2555	0.2475	0.2355
October	0.2560	0.2480	0.2360
November	0.2560	0.2480	0.2360
December	0.2560	0.2480	0.2460
Total	$3.0510	$2.9670	$2.8330
At December 31, 2023, a distribution of $0.2565 per common share was payable and was paid in January 2024. At December 31, 2022, a distribution of $0.2485 per common share was payable and was paid in January 2023.
The following presents the federal income tax characterization of distributions paid or deemed to be paid per common share for the years:

	2023	2022	2021
Ordinary income	$2.8434500	$2.7867654	$1.5146899
Nontaxable distributions	0.2075500	—	3.2925615
Total capital gain distribution	—	0.1802346	0.0854609
Totals (1)	$3.0510000	$2.9670000	$4.8927123
(1) The amount distributed in 2021 includes the $2.060 tax distribution of Orion shares, that occurred in conjunction with the Orion Divestiture on November 12, 2021, after our merger with VEREIT on November 1, 2021. The fair market value of these shares for tax distribution was determined to be $20.6272 per share, which was calculated using the five-day volume weighted average share price after issuance.
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
The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation (shares in thousands):

	Years ended December 31,
	2023	2022	2021
Weighted average shares used for the basic net income per share computation	692,298	611,766	414,535
Incremental shares from share-based compensation	349	395	235
Dilutive effect of forward ATM offerings	377	20	—
Weighted average shares used for diluted net income per share computation	693,024	612,181	414,770
Unvested shares from share-based compensation that were anti-dilutive	117	32	45
Weighted average partnership common units convertible to common shares that were anti-dilutive	1,795	1,292	500
Weighted average forward ATM offerings that were anti-dilutive	759	644	—

18.    Supplemental Disclosures of Cash Flow Information
The following table summarizes our supplemental cash flow information during the periods indicated below (in thousands):

	Years ended December 31,
	2023	2022	2021
Supplemental disclosures:
Cash paid for interest	$692,004	$501,716	$355,483
Cash paid for income taxes	$12,283	$45,031	$19,676
Cash paid for merger and integration-related costs	$11,329	$22,783	$157,115
Non-cash activities:
Net (decrease) increase in fair value of derivatives	$(116,145)	$58,753	$40,489
Increase in noncontrolling interests from property acquisitions	$39,156	$—	$—
Mortgages assumed at fair value (1)	$—	$45,079	$911,525
Notes payable assumed at fair value	$—	$—	$4,946,965
Issuance of common partnership units of Realty Income, L.P. (2)	$—	$51,221	$38,783
Non-cash assets and liabilities assumed in merger	$—	$—	$11,559,875
Non-cash assets and liabilities distributed in Orion Divestiture	$—	$—	$1,142,121
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

The following table provides a reconciliation of cash and cash equivalents reported on our consolidated balance sheets to the total of the cash, cash equivalents, and restricted cash reported within our consolidated statements of cash flows (in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents shown in the consolidated balance sheets	$232,923	$171,102
Restricted escrow deposits (1)	6,247	37,627
Impounds related to mortgages payable (1)	53,005	18,152
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$292,175	$226,881
(1) Included within 'other assets, net' on our consolidated balance sheets (see note 3, Supplemental Detail for Certain Components of Consolidated Balance Sheets). These amounts consist of cash that we are legally entitled to, but that is not immediately available to us. As a result, these amounts were considered restricted as of the dates presented.
19.    Common Stock Incentive Plan
In March 2021, our Board of Directors adopted, and in May 2021, stockholders approved, the Realty Income 2021 Incentive Award Plan (the "2021 Plan"). The 2021 Plan offers our directors, employees, and consultants an opportunity to own our stock and/or rights that will reflect our growth, development and financial success. Except as noted below, the aggregate number of shares of our common stock subject to options, stock purchase rights ("SPR"), stock appreciation rights ("SAR"), and other awards, will be no more than 8.9 million shares. The maximum number of shares that may be subject to options, SPR, SAR and other awards granted under the plan to any individual in any calendar year may not exceed 3.2 million, and the maximum aggregate amount of cash that may be paid in cash during any calendar year with respect to one or more shares payable in cash shall be $10.0 million. The 2021 Plan replaced the Realty Income Corporation 2012 Incentive Award Plan (the"2012 Plan"), which was set to expire in March 2022 and from which no further awards have been granted. The disclosures below incorporate activity for both the 2012 Plan and the 2021 Plan.

In connection with our merger with VEREIT, shares which remained available for issuance under the VEREIT, Inc. 2021 Equity Incentive Plan immediately prior to the closing of the merger (as adjusted by the Exchange Ratio) may be used for awards under the 2021 Plan and will not reduce the shares authorized for grant under the 2021 Plan, to the extent that awards using such shares (i) are permitted without stockholder approval under applicable stock exchange rules, (ii) are made only to VEREIT service providers or individuals who become Realty Income service providers following the date of the consummation of the merger, and (iii) are only granted under the 2021 Plan during the period commencing on the date of the consummation of the merger and ending on June 2, 2031. As a result, 6.2 million additional shares were available for issuance under the 2021 Plan.
The amount of share-based compensation costs recognized in 'General and administrative' in our consolidated statements of income and comprehensive income was $26.2 million, $21.6 million, and $16.2 million during the years ended December 31, 2023, 2022, and 2021, respectively.
Also, in connection with the merger, each outstanding VEREIT, Inc. stock option and restricted stock unit that were unvested as of November 1, 2021 were converted into equivalent options and restricted stock units, in each case with respect to shares of the Company's common stock, using the equity award exchange ratio in accordance with the merger agreement. The converted awards issued by Realty Income have identical terms to the original VEREIT, Inc. award grant. On November 1, 2021, we issued 0.4 million shares of Realty Income common stock in settlement of equity awards that vested upon the separation of certain former-VEREIT employees and directors in connection with the merger. This issuance is excluded from the Restricted Stock Units and Stock Options sections below, as the awards were not granted under the 2021 Plan. The aggregate fair value of the converted awards was $71.6 million, of which i.) $44.0 million related to pre-combination services and is included in the consideration transferred in the merger ii.) $25.6 million of expense was recognized during November in merger and integration-related costs related to the acceleration of vesting upon the separation of certain employees in connection with the merger, and iii.) $2.0 million will be amortized through general and administrative expenses over the remaining vesting term for former VEREIT, Inc. employees who were retained by Realty Income. The following disclosures are inclusive of converted awards for former VEREIT employees continuing as employees of Realty Income, which are reflected as grants, as the replacement awards represent newly issued awards settled in Realty Income common shares.
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
A.    Restricted Stock
The following table summarizes our common stock grant activity:

	2023		2022		2021
	Number of shares	Weighted average price (1)	Number of shares	Weighted average price (1)	Number of shares	Weighted average price (1)
Outstanding nonvested shares, beginning of year	242,660	$67.12	212,630	$65.20	219,482	$63.69
Shares granted (2)	222,511	$65.40	156,274	$67.37	133,052	$64.27
Shares vested	(110,634)	$61.28	(118,160)	$63.95	(124,505)	$61.57
Shares forfeited	(7,486)	$66.91	(8,084)	$67.78	(15,399)	$65.09
Outstanding nonvested shares, end of each period	347,051	$67.89	242,660	$67.12	212,630	$65.20
(1) Grant date fair value.
(2) Our restricted stock awards granted to employees vest over a service periods not exceeding four-years. Additionally effective November 1, 2022, and applied retroactively for all outstanding awards, we have a retirement provision whereby the vesting date for eligible participants is accelerated based on certain criteria.

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

For the years ended December 31, 2023, 2022, and 2021, respectively, we granted 40,000, 40,000, and 36,000 total shares of restricted stock granted to the independent members of our Board of Directors in connection with our annual awards in May 2023, 2022 and 2021, respectively. In addition, in November 2021, we granted 8,000 shares of restricted stock to the new members of our Board of Directors, which vest in equal parts over a three-year service period. In connection with our annual awards, 20,000, 20,000, and 24,000 shares vested immediately and 20,000, 20,000, and 12,000 shares vest in equal parts over a three-year service period for the years ended December 31, 2023, 2022, and 2021, respectively.
As of December 31, 2023, the remaining unamortized share-based compensation expense related to restricted stock totaled $14.9 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and conditions of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.
B.    Restricted Stock Units
During 2023, 2022 and 2021, and in connection with our merger with VEREIT Inc., we also granted restricted stock units that primarily vest over service periods of three or four-years and have the same economic rights as shares of restricted stock:

	2023		2022		2021
	Number of restricted stock units	Weighted average price (1)	Number of restricted stock units	Weighted average price (1)	Number of restricted stock units	Weighted average price (1)
Outstanding nonvested shares, beginning of year	58,513	$67.91	67,367	$69.69	18,670	$70.38
Equitable adjustment - Orion Divestiture (2)	—		—		109
Shares granted	15,065	$66.41	24,820	$66.82	71,956	$68.96
Shares vested	(29,492)	$70.30	(26,917)	$70.55	(23,368)	$66.96
Shares forfeited	(1,474)	$71.02	(6,757)	$71.14	—
Outstanding nonvested shares, end of each period	42,612	$65.62	58,513	$67.91	67,367	$69.69
(1) Grant date fair value.
(2) Effective with the Orion Divestiture on November 12, 2021, outstanding equity awards were adjusted by a conversion ratio of 1.002342 per one Realty Income share then held.
As of December 31, 2023, the remaining share-based compensation expense related to the restricted stock units totaled $1.1 million and is being recognized on a straight-line basis over the service period. The amount of share-based compensation for the restricted stock units is based on the fair value of our common stock at the grant date. The expense amortization period for restricted stock units is the lesser of the four-year service period or the period over which the awardee reaches the qualifying retirement age. For employees who have already met the qualifying retirement age, restricted stock units are fully expensed at the grant date.

C.    Performance Shares
During 2023, 2022 and 2021, we granted annual performance share awards, as well as dividend equivalent rights, to our executive officers. The number of performance shares that vest for each of the three years is based on the achievement of the following performance goals:

	Weighting for year granted
Annual Performance Awards Metrics	2023	2022	2021
Total shareholder return (“TSR”) ranking relative to MSCI US REIT Index	55%	55%	70%
Dividend per share growth rate	20%	20%	15%
Net Debt-to-Pro Forma Adjusted EBITDAre Ratio	25%	25%	N/A
Net Debt-to-Adjusted EBITDAre Ratio	N/A	N/A	15%
The annual performance shares are earned based on our performance related to our metrics above, and vest 50% on the first and second January 1 after the end of the three-year performance period, subject to continued service. The performance period for the 2021 performance awards began on January 1, 2021 and ended on December 31, 2023. The performance period for the 2022 performance awards began on January 1, 2022 and will end on December 31, 2024. The performance period for the 2023 performance awards began on January 1, 2023 and will end on December 31, 2025.
On November 15, 2021, the Compensation Committee approved a one-time grant of performance share awards and a one-time cash bonus to certain of our named executives in connection with the completion of our merger with VEREIT and the transactions contemplated thereby, including the Orion Divestiture (the "VEREIT Transaction"). The awards were made to reward the executives for the successful consummation of the VEREIT Transaction and were intended to retain and motivate the executives to achieve optimal synergies and incentivize further growth from the merger. The performance shares were earned based on our performance related to Adjusted Funds from Operations Available to Common Stockholders ("AFFO") accretion (50% weighting) and general and administrative expense synergies (50% weighting), and vested 50% upon the completion of the performance period. The remaining 50% vested on the one-year anniversary of the completion of the applicable performance period. All vesting is subject to continued service. The performance period was one year for the AFFO accretion targets from January 1, 2022 to December 31, 2022, and was two years for the general and administrative expense synergies from January 1, 2022 to December 31, 2023.
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

	2023		2022		2021
	Number of performance shares	Weighted average price (1)	Number of performance shares	Weighted average price (1)	Number of performance shares	Weighted average price (1)
Outstanding nonvested shares, beginning of year	470,880	$73.37	388,139	$68.09	291,759	$69.73
Equitable adjustment - Orion Divestiture (2)	—		—		752
Shares granted	215,040	$73.32	174,940	$77.73	257,149	$64.18
Shares vested	(124,151)	$76.59	(74,247)	$59.62	(109,113)	$62.52
Shares forfeited	—	$—	(17,952)	$58.59	(52,408)	$65.83
Outstanding nonvested shares, end of each period	561,769	$72.64	470,880	$73.37	388,139	$68.09
(1) Grant date fair value.
(2) Effective with the Orion Divestiture on November 12, 2021, outstanding equity awards were adjusted by a conversion ratio of 1.002342 per one Realty Income share then held.
As of December 31, 2023, the remaining share-based compensation expense related to the performance shares totaled $17.4 million and is being recognized on a tranche-by-tranche basis over the service period.

D.    Stock Options
In connection with our merger with VEREIT in 2021, 709,426 stock options were converted with a weighted average exercise price of $53.80 per option. There were no outstanding stock options prior to the VEREIT merger, and no additional stock options have since been granted.
The fair value of the stock options as of their grant date is determined using the Black-Scholes option pricing model, which requires the input of assumptions including expected terms, expected volatility, dividend yield and risk-free rate.
As of December 31, 2023, we had 28,343 outstanding nonvested stock options with a weighted average exercise price of $54.50 per option. Their weighted average remaining contractual term is 4.8 years.
Compensation expense for stock options is recognized on a straight-line basis over the service period described above. During the years ended December 31, 2023, we recorded no expense related to stock options. During each of the years ended December 31, 2022 and 2021, we recorded less than $0.1 million of expense related to stock options. As of December 31, 2023, there was no unamortized expense relating to our outstanding stock options.
20.    Commitments and Contingencies
In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.
At December 31, 2023, we had commitments of $32.7 million, which primarily relate to re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of December 31, 2023, we had committed $740.0 million under construction contracts related to development projects, which have estimated rental revenue commencement dates between January 2024 and January 2025.
We have certain properties that are subject to ground leases, which are accounted for as operating leases.
At December 31, 2023, minimum future rental payments for the next five years and thereafter are as follows (in millions):

	Operating Leases	Finance Leases	Total
2024	$39.4	$5.3	$44.7
2025	38.8	3.6	42.4
2026	38.0	9.2	47.2
2027	35.5	1.5	37.0
2028	31.9	1.5	33.4
Thereafter	497.5	48.9	546.4
Total	$681.1	$70.0	$751.1
Present value adjustment for remaining lease payments (1)	(255.9)	(25.7)
Total lease liability	$425.2	$44.3
(1) The discount rates are specific for individual leases primarily based on the lease term. The range of discount rates used to calculate the present value of the operating lease payments is 0.94% to 6.42% and for finance lease payments is 1.14% to 6.21%. The weighted average discount rate was derived from estimated incremental borrowing rates based on our credit quality, as we did not have any borrowings at the balance sheet date with comparable terms to our lease agreements. At December 31, 2023, the weighted average discount rate for operating leases is 3.66% and the weighted average remaining lease term is 23.1 years. At December 31, 2023, the weighted average discount rate for finance leases is 3.47% and the weighted average remaining lease term is 22.6 years.
21.    Subsequent Events
A.     Dividends
In January 2024, we declared a dividend of $0.2565 per share to our common stockholders, which was paid in February 2024. In addition, in February 2024, we declared a dividend of $0.2565, which will be paid in March 2024.

B.     Agreement and Plan of Merger
On January 23, 2024, we completed our acquisition of Spirit in an all-stock transaction. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, the transaction was subject to the approval of Spirit’s stockholders and satisfaction of other customary closing conditions.
Pursuant to the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger, (i) each outstanding share of Spirit common stock, par value $0.05 per share (other than the Excluded Common Shares (as defined in the Merger Agreement)) automatically converted into 0.762 of a newly issued share of our common stock, subject to adjustment as set forth in the Merger Agreement, and cash in lieu of fractional shares, and (ii) each outstanding share of Spirit’s 6.000% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share,converted into the right to receive one share of newly issued Realty Income 6.000% Series A Cumulative Redeemable Preferred Stock, having substantially the same terms as the Spirit Series A Preferred Stock.
In connection with our merger with Spirit, we completed the $2.7 billion exchange in principal of outstanding notes issued by Spirit Realty, L.P. (“Spirit OP”), a wholly owned subsidiary of the Company following the Merger, for new notes issued by Realty Income and entered into $800.0 million and $500.0 million term loan agreements, which provide for the assumption of Spirit OP's existing term loan agreements.
Due to the close proximity of the acquisition date and the Company's filing of its annual report on Form 10-K for the year ended December 31, 2023, the initial accounting for the business combination is incomplete, and therefore we are unable to disclose the information required by ASC 805, Business Combinations. Such information will be included in the Company's subsequent Form 10-Q.
C.    Notes Issuance
In January 2024, we issued $450.0 million of 4.750% senior unsecured notes due February 2029 (the “2029 Notes”), and $800.0 million of 5.125% senior unsecured notes due February 2034 (the “2034 Notes”). The public offering price for the 2029 Notes was 99.225% of the principal amount for an effective annual yield to maturity of 4.923%, and the public offering price for the 2034 Notes was 98.910% of the principal amount for an effective annual yield to maturity of 5.265%. Interest on the 2029 Notes and the 2034 Notes is paid semi-annually.
D.    ATM Forward Offerings
As of February 20, 2024, ATM forward agreements for a total of 10.8 million shares remain unsettled with total expected net proceeds of approximately $605 million of which 4.6 million shares were executed in January 2024.

Item 9:A    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
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
As of and for the quarter ended December 31, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.
Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023 our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
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
Submitted on February 21, 2024 by,
Sumit Roy, President, Chief Executive Officer
Jonathan Pong, Executive Vice President, Chief Financial Officer, and Treasurer

Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B:    Other Information
Director and Officer Trading Arrangements
During the three months ended December 31, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C:    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None
PART III
Item 10:    Directors, Executive Officers and Corporate Governance
The information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.
Item 11:    Executive Compensation
The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.
Item 12:    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.
Item 13:    Certain Relationships, Related Transactions and Director Independence
The information required by this item is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.
Item 14:    Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, San Diego, CA, Auditor Firm ID: 185.
The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV
Item 15:     Exhibits and Financial Statement Schedules
A.                         The following documents are filed as part of this report.
1.             Financial Statements (see Item 8)
a.                          Reports of Independent Registered Public Accounting Firm
b.                         Consolidated Balance Sheets,
December 31, 2023 and 2022
c.                          Consolidated Statements of Income and Comprehensive Income,
Years ended December 31, 2023, 2022 and 2021
d.                         Consolidated Statements of Equity,
Years ended December 31, 2023, 2022 and 2021
e.                          Consolidated Statements of Cash Flows,
Years ended December 31, 2023, 2022 and 2021
f.                            Notes to Consolidated Financial Statements
2.            Financial Statement Schedules. Reference is made to page F-1 of this report (electronically filed with the Securities and Exchange Commission).
a.                         Schedule III Real Estate and Accumulated Depreciation
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

Bylaws
3.1
Amended and Restated Bylaws of the Company dated November 3, 2023 (filed as exhibit 3.1 to the Company's Form 10-Q, filed on November 7, 2023 (File No. 001-13374) and incorporated herein by reference).

3.2
Articles of Incorporation of the Company, as amended by amendment No. 1 dated May 10, 2005 and amendment No. 2 dated May 10, 2005 (filed as exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2005, filed on August 3, 2005 (File No. 033-69410) and incorporated herein by reference).

3.3	Articles of Amendment dated July 29, 2011 (filed as exhibit 3.1 to the Company's Form 8-K, filed on August 2, 2011 (File No. 001-13374) and incorporated herein by reference).
3.4	Articles of Amendment dated June 21, 2012 (filed as exhibit 3.1 to the Company's Form 8-K, filed on June 21, 2012 (File No. 001-13374) and incorporated herein by reference).
3.5	Articles of Amendment dated May 14, 2019 (filed as exhibit 3.1 to the Company's Form 8-K, filed on May 16, 2019 (File No. 001-13374) and incorporated herein by reference).
3.6
Amended and Restated Bylaws of the Company dated February 19, 2020 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on February 20, 2020 (File No. 001-13374) and incorporated herein by reference).

3.7	Articles of Amendment dated May 17, 2022 (filed as exhibit 3.1 to the Company's Form 8-K, filed on May 19, 2022 (File No. 001-13374) and herein by reference.
3.8
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

3.11
Articles Supplementary dated May 24, 2004 and the Articles Supplementary dated October 18, 2004 establishing the terms of the Company's 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock (filed as exhibit 3.8 to the Company's Form 8-A12B, filed on May 25, 2004 (File No. 001-13374) and incorporated herein by reference).

3.12
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

3.14
Certificate of Correction to the First Class F Articles Supplementary, dated April 11, 2012 (filed as exhibit 3.2 to the Company’s Form 8-K, filed on April 17, 2012 (File No. 001-13374) and incorporated herein by reference).

3.15
Articles Supplementary to the Articles of Incorporation of the Company classifying and designating additional shares of the 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock, dated April 17, 2012 (filed as exhibit 3.3 to the Company’s Form 8-K, filed on April 17, 2012 (File No. 001-13374) and incorporated herein by reference).

3.16
Articles Supplementary to the Articles of Incorporation of Realty Income Corporation classifying and designating the 6.000% Series A Cumulative Redeemable Preferred Stock (filed as exhibit no. 3.15 to the Company’s Form 8-A12B, filed on January 22, 2024 (File No. 001-13374) and incorporated herein by reference).

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

4.46	Form of 4.625% Notes due November 1, 2025. (filed as exhibit 4.3 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.47	Form of 4.875% Notes due June 1, 2026. (filed as exhibit 4.4 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.48	Form of 3.950% Notes due August 15, 2027. (filed as exhibit 4.5 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.49	Form of 3.400% Notes due January 15, 2028. (filed as exhibit 4.6 to the Company's Form 8-K, filed on November 15, 2021(File No. 001-13374), and incorporated herein by reference).
4.50	Form of 2.200% Notes due June 15, 2028. (filed as exhibit 4.7 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.51	Form of 3.100% Notes due December 15, 2029. (filed as exhibit 4.8 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.52	Form of 2.850% Notes due December 15, 2032. (filed as exhibit 4.9 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.53	Form of 5.625% Notes due October 13, 2032. (filed as exhibit 4.2 to the Company's Form 8-K, filed on October 13, 2022 (File No. 001-13374), and incorporated herein by reference).
4.54
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

4.55	Form of 5.050% Note due 2026 issued on January 13, 2023 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on January 13, 2023 (File No. 001-13374) and incorporated herein by reference).
4.56	Form of 4.850% Note due 2030 issued on January 13, 2023 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on January 13, 2023 (File No. 001-13374) and incorporated herein by reference).
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

4.58	Form of 4.700% Note due 2028 issued on April 14, 2023 (filed as part of exhibit 4.4 to the Company's Form 8-K, filed on April 14, 2023 (File No. 001-13374) and incorporated herein by reference).
4.59	Form of 4.900% Note due 2033 issued on April 14, 2023 (filed as part of exhibit 4.4 to the Company's Form 8-K, filed on April 14, 2023 (File No. 001-13374) and incorporated herein by reference).
4.60
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

4.61	Form of 4.875% Note due 2030 issued on July 6, 2023 (filed as part of exhibit 4.4 to the Company’s Form 8-K, filed on July 6, 2023 (File No. 001-13374) and incorporated herein by reference).
4.62	Form of 5.125% Note due 2034 issued on July 6, 2023 (filed as part of exhibit 4.4 to the Company’s Form 8-K, filed on July 6, 2023 (File No. 001-13374) and incorporated herein by reference).
4.63
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

4.64	Form of 5.750% Note due 2031 issued on December 5, 2023 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on December 5, 2023 (File No. 001-13374) and incorporated herein by reference).
4.65	Form of 6.000% Note due 2039 issued on December 5, 2023 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on December 5, 2023 (File No. 001-13374) and incorporated herein by reference).
4.66
Officers’ Certificate dated December 5, 2023 pursuant to Sections 201, 301 and 303 of the Indenture dated as of October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing the terms of a new series of debt securities entitled “5.750% Notes due 2031” and a new series of debt securities entitled “6.000% Notes due 2039” and including the forms of debt securities of each such series (filed as exhibit no. 4.4 to the Company’s Form 8-K, filed on December 5, 2023 (File No. 001-13374) and incorporated herein by reference).

4.67	Form of 4.750% Note due 2029 issued on January 16, 2024 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on January 16, 2024 (File No. 001-13374) and incorporated herein by reference).
4.68	Form of 5.125% Note due 2034 issued on January 16, 2024 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on January 16, 2024 (File No. 001-13374) and incorporated herein by reference).

4.69
Officers’ Certificate dated January 16, 2024 pursuant to Sections 201, 301 and 303 of the Indenture dated as of October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing the terms of a new series of debt securities entitled “4.750% Notes due 2029” and a new series of debt securities entitled “5.125% Notes due 2034” and including the forms of debt securities of each such series (filed as exhibit 4.4 to the Company’s Form 8-K, filed on January 16, 2024 (File No. 001-13374) and incorporated herein by reference).

4.70
Indenture, dated as of August 18, 2016, between Spirit Realty, L.P. and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Spirit Realty Capital, Inc.’s Current Report on Form 8-K, filed on August 19, 2016 (File No. 001-36004) and incorporated by reference herein).

4.71
First Supplemental Indenture, dated as of August 18, 2016, among Spirit Realty, L.P., Spirit Realty Capital, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of the notes and the guarantee (filed as Exhibit 4.2 to Spirit Realty Capital, Inc.’s Current Report on Form 8-K (File No. 001-36004) previously filed on August 19, 2016 and incorporated by reference herein).

4.72
Second Supplemental Indenture, dated as of June 27, 2019, among Spirit Realty, L.P., Spirit Realty Capital, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of the notes and the guarantee (filed as Exhibit 4.2 to Spirit Realty Capital, Inc.’s Current Report on Form 8-K, filed on June 27, 2019 (File No. 001-36004) and incorporated by reference herein).

4.73
Third Supplemental Indenture, dated as of September 16, 2019, among Spirit Realty, L.P., Spirit Realty Capital, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of the notes and the guarantee (filed as Exhibit 4.2 to Spirit Realty Capital, Inc.’s Current Report on Form 8-K, filed on September 16, 2019 (File No. 001-36004) and incorporated by reference herein).

4.74
Fourth Supplemental Indenture, dated as of September 16, 2019, among Spirit Realty, L.P., Spirit Realty Capital, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of the notes and the guarantee (filed as Exhibit 4.3 to Spirit Realty Capital, Inc.’s Current Report on Form 8-K, filed on September 16, 2019 (File No. 001-36004) and incorporated by reference herein).

4.75
Fifth Supplemental Indenture, dated as of August 6, 2020, among Spirit Realty, L.P., Spirit Realty Capital, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of the notes and the guarantee (filed as Exhibit 4.3 to Spirit Realty Capital, Inc.’s Current Report on Form 8-K, filed on August 6, 2020 (File No. 001-36004) and incorporated by reference herein).

4.76
Sixth Supplemental Indenture, dated as of March 3, 2021, among Spirit Realty, L.P., Spirit Realty Capital, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of the notes and the guarantee (filed as Exhibit 4.3 to Spirit Realty Capital, Inc.’s Current Report on Form 8-K, filed on March 3, 2021 (File No. 001-36004) and incorporated by reference herein).

4.77
Seventh Supplemental Indenture, dated as of March 3, 2021, among Spirit Realty, L.P., Spirit Realty Capital, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of the notes and the guarantee (filed as Exhibit 4.3 to Spirit Realty Capital, Inc.’s Current Report on Form 8-K, filed March 3, 2021 (File No. 001-36004) and incorporated by reference herein).

4.78
Eighth Supplemental Indenture, dated as of January 23, 2024, by and among Spirit Realty, L.P., Saints MD Subsidiary, Inc. (f/k/a Spirit Realty Capital, Inc.), as guarantor, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (filed as exhibit no. 4.9 to the Company’s Form 8-K, filed on January 24, 2024 (File No. 001-13374) and incorporated herein by reference).

4.79
Form of 4.450% Notes due September 15, 2026 issued on January 23, 2024 (filed as exhibit no. 4.11 to the Company’s Form 8-K, filed on January 24, 2024 (File No. 001-13374) and incorporated herein by reference).

4.80
Form of 3.200% Notes due January 15, 2027 issued on January 23, 2024 (filed as exhibit no. 4.12 to the Company’s Form 8-K, filed on January 24, 2024 (File No. 001-13374) and incorporated herein by reference).

4.81
Form of 2.100% Notes due March 15, 2028 issued on January 23, 2024 (filed as exhibit no. 4.13 to the Company’s Form 8-K, filed on January 24, 2024 (File No. 001-13374) and incorporated herein by reference).

4.82
Form of 4.000% Notes due July 15, 2029 issued on January 23, 2024 (filed as exhibit no. 4.14 to the Company’s Form 8-K, filed on January 24, 2024 (File No. 001-13374) and incorporated herein by reference).

4.83
Form of 3.400% Notes due January 15, 2030 issued on January 23, 2024 (filed as exhibit no. 4.15 to the Company’s Form 8-K, filed on January 24, 2024 (File No. 001-13374) and incorporated herein by reference).

4.84
Form of 3.200% Notes due February 15, 2031 issued on January 23, 2024 (filed as exhibit 4.16 to the Company’s Form 8-K, filed on January 24, 2024 (File No. 001-13374) and incorporated herein by reference).

4.85
Form of 2.700% Notes due February 15, 2032 issued on January 23, 2024 (filed as exhibit 4.17 to the Company’s Form 8-K, filed on January 24, 2024 (File No. 001-13374) and incorporated herein by reference).

4.86
Officers’ Certificate, dated as of January 23, 2024, pursuant to Sections 201, 301 and 303 of the Indenture, dated as of October 28, 1998, between Realty Income Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing the terms of a new series of debt securities entitled “4.450% Notes due 2026,” a new series of debt securities entitled “3.200% Notes due 2027,” a new series of debt securities entitled “2.100% Notes due 2028,” a new series of debt securities entitled “4.000% Notes due 2029,” a new series of debt securities entitled “3.400% Notes due 2030,” a new series of debt securities entitled “3.200% Notes due 2031” and a new series of debt securities entitled “2.700% Notes due 2032” and including the forms of debt securities of each such series (filed as exhibit 4.18 to the Company’s Form 8-K, filed on January 24, 2024 (File No. 001-13374) and incorporated herein by reference).

4.87
Form of Specimen Certificate for Realty Income’s 6.000% Series A Cumulative Redeemable Preferred Stock (filed as exhibit no. 4.1 to the Company’s Form 8-A12B, filed on January 22, 2024 (File No. 001-13374) and incorporated herein by reference).

4.88*	Description of Securities.
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

10.25+
Form of Restricted Stock Agreement for Executive Officers under the Realty Income Corporation 2021 Incentive Award Plan (filed as exhibit 10.25 to the Company's Form 10-K, filed on February 22, 2023 (File No. 001-13374) and incorporated herein by reference).

10.26+
Form of Restricted Stock Agreement for Executive Officers (Christie Kelly) under the Realty Income Corporation 2021 Incentive Award Plan (filed as exhibit 10.26 to the Company's Form 10-K, filed on February 22, 2023 (File No. 001-13374) and incorporated herein by reference).

10.27+
Form of Performance Share Award Agreement for Executive Officers under the Realty Income Corporation 2021 Incentive Award Plan (filed as exhibit 10.27 to the Company's Form 10-K, filed on February 22, 2023 (File No. 001-13374) and incorporated herein by reference).

10.28+
Form of Performance Share Award Agreement for Executive Officers (Christie Kelly) under the Realty Income Corporation 2021 Incentive Award Plan (filed as exhibit 10.28 to the Company's Form 10-K, filed on February 22, 2023 (File No. 001-13374) and incorporated herein by reference).

10.29+
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

10.34
First Amendment to Third Amended and Restated Credit Agreement, dated December 21, 2023, by and among the Company, as Borrower, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the other parties named therein (filed as exhibit no. 10.1 to the Company’s Form 8-K filed on December 21, 2023 (File No. 001-13374) and incorporated herein by reference).

10.35
First Amendment to Term Loan Agreement, dated December 21, 2023, by and among the Company, as Borrower, the lender parties thereto, as lenders, and Toronto Dominion (Texas) LLC, as Administrative Agent (filed as exhibit no. 10.2 to the Company’s Form 8-K filed on December 21, 2023 (File No. 001-13374) and incorporated herein by reference).

10.36
Term Loan Agreement, dated January 6, 2023, by and among Realty Income Corporation, as borrower, the lender parties thereto, as lenders, and Toronto Dominion (Texas) LLC, as administrative agent (filed as exhibit 10.1 to the Company’s Form 8-K, filed on January 6, 2023 (File No. 001-13374) and incorporated herein by reference).

10.37
Amendment and Restatement to Term Loan Agreement, dated January 22, 2024, by and among Realty Income Corporation, as Borrower, the lender parties thereto, as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (filed as exhibit no. 10.1 to the Company’s Form 8-K, filed on January 24, 2024 (File No. 001-13374) and incorporated herein by reference).

10.38
Amendment and Restatement to Term Loan Agreement, dated January 22, 2024, by and among Realty Income Corporation, as Borrower, the lender parties thereto, as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (filed as exhibit no. 10.2 to the Company’s Form 8-K, filed on January 24, 2024 (File No. 001-13374) and incorporated herein by reference).

Policy Relating to Recovery of Erroneously Awarded Compensation
97.1*+	Realty Income Corporation Policy for Recovery of Erroneously Awarded Compensation, dated October 2, 2023.
Subsidiaries of the Registrant
21.1*	Subsidiaries of the Company.
Consents of Experts and Counsel
23.1*	Consent of Independent Registered Public Accounting Firm.
Certifications
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Interactive Data Files
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
**Furnished herewith.
+ Indicates a management contract or compensatory plan or arrangement
Item 16:                                  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

By:	/s/SUMIT ROY	Date: February 21, 2024
Sumit Roy
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/MICHAEL D. MCKEE	Date: February 21, 2024
Michael D. McKee
Non-Executive Chairman of the Board of Directors

By:	/s/PRISCILLA ALMODOVAR	Date: February 21, 2024
Priscilla Almodovar
Director

By:	/s/JACQUELINE BRADY	Date: February 21, 2024
Jacqueline Brady
Director

By:	/s/A. LARRY CHAPMAN	Date: February 21, 2024
A. Larry Chapman
Director

By:	/s/REGINALD H. GILYARD	Date: February 21, 2024
Reginald H. Gilyard
Director

By:	/s/MARY HOGAN PREUSSE	Date: February 21, 2024
Mary Hogan Preusse
Director

By:	/s/PRIYA CHERIAN HUSKINS	Date: February 21, 2024
Priya Cherian Huskins
Director

By:	/s/GERARDO I. LOPEZ	Date: February 21, 2024
Gerardo I. Lopez
Director

By:	/s/GREGORY T. MCLAUGHLIN	Date: February 21, 2024
Gregory T. McLaughlin
Director

By:	/s/RONALD L. MERRIMAN	Date: February 21, 2024
Ronald L. Merriman
Director

By:	/s/SUMIT ROY	Date: February 21, 2024
Sumit Roy
Director, President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/JONATHAN PONG	Date: February 21, 2024
Jonathan Pong
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/SEAN P. NUGENT	Date: February 21, 2024
Sean P. Nugent
Senior Vice President, Controller, Principal Accounting Officer
(Principal Accounting Officer)

REALTY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2023
(dollars in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4 and 6)
Description	Number of Properties (Note 1)	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction			Date Acquired

U.S.
Advertising	4	$—	$18,677	$70,647	$—	$—	$18,677	$70,647	$89,324	$5,541	1990	-	2009	3/26/2021	-	11/1/2021
Aerospace	6	24,133	9,280	104,596	3,297	—	9,280	107,893	117,173	48,022	1951	-	2013	6/20/2011	-	11/1/2021
Apparel	79	53,577	162,647	450,233	7,454	199	162,647	457,886	620,533	84,459	1962	-	2022	10/30/1987	-	3/22/2023
Automotive Collision Service	221	—	165,204	397,470	22,135	10	165,204	419,615	584,819	65,871	1920	-	2023	8/30/2002	-	12/21/2023
Automotive Parts	407	—	160,113	387,057	6,358	827	160,113	394,242	554,355	113,720	1969	-	2020	8/6/1987	-	3/22/2023
Automotive Service	808	—	629,606	1,221,922	84,848	144	629,606	1,306,914	1,936,520	152,030	1920	-	2023	10/2/1985	-	12/21/2023
Automotive Tire Services	270	—	221,879	476,681	27,802	81	221,879	504,564	726,443	157,639	1947	-	2023	11/27/1985	-	10/18/2023
Beverage	18	—	183,323	185,539	—	—	183,323	185,539	368,862	61,713	1950	-	2020	6/25/2010	-	6/28/2022
Child Care	320	—	149,289	348,591	5,658	728	149,289	354,977	504,266	128,677	1957	-	2023	12/22/1981	-	12/7/2023
Consumer Electronics	27	—	57,535	158,334	2,145	51	57,535	160,530	218,065	24,810	1991	-	2020	6/9/1997	-	8/22/2023
Consumer Goods	9	17,990	24,077	259,494	925	—	24,077	260,419	284,496	45,221	1987	-	2013	1/22/2013	-	11/1/2021
Convenience Stores	2,076	—	1,884,822	2,846,162	23,970	145	1,884,822	2,870,277	4,755,099	599,684	1922	-	2023	3/3/1995	-	12/21/2023
Crafts and Novelties	53	—	104,873	312,117	2,174	440	104,873	314,731	419,604	47,880	1974	-	2022	11/26/1996	-	3/22/2023
Diversified Industrial	22	49,838	57,865	360,336	17,976	—	57,865	378,312	436,177	38,147	1954	-	2021	9/19/2012	-	3/22/2023
Dollar Stores	2,899	1,983	919,277	2,588,243	6,854	9	919,277	2,595,106	3,514,383	533,523	1925	-	2023	2/3/1998	-	12/21/2023
Drug Stores	594	254,729	775,846	2,159,983	4,143	100	775,846	2,164,226	2,940,072	529,688	1958	-	2015	9/30/1998	-	8/24/2023
Education	19	—	28,362	58,918	4,514	103	28,362	63,535	91,897	17,061	1957	-	2009	12/19/1984	-	11/22/2022
Energy	32	—	23,442	74,471	297	—	23,442	74,768	98,210	4,644	1963	-	2014	11/1/2021	-	11/1/2021
Entertainment	28	—	97,433	219,535	26,632	—	97,433	246,167	343,600	17,115	1960	-	2021	3/31/1999	-	6/30/2023
Equipment Services	30	—	31,703	102,090	1,424	—	31,703	103,514	135,217	18,730	1965	-	2022	7/3/2003	-	12/15/2023
Financial Services	357	135,382	177,065	455,777	(6,538)	101	177,065	449,340	626,405	109,972	1807	-	2015	3/10/1987	-	3/22/2023
Food Processing	13	—	24,968	184,897	25,804	—	24,968	210,701	235,669	21,523	1991	-	2023	12/20/2012	-	9/15/2023
General Merchandise	273	7,592	432,290	1,228,772	(1,155)	535	432,290	1,228,152	1,660,442	185,927	1954	-	2023	8/6/1987	-	12/6/2023
Gaming	1	—	419,464	1,277,403	—	—	419,464	1,277,403	1,696,867	39,539	2019	-	2019	12/1/2022	-	12/1/2022
Grocery	244	69,243	580,352	1,500,504	8,557	325	580,352	1,509,386	2,089,738	287,504	1947	-	2021	9/30/2003	-	6/1/2023
Health and Beauty	8	—	6,696	49,339	2,542	—	6,696	51,881	58,577	8,221	1999	-	2017	2/23/1999	-	3/22/2023
Health and Fitness	141	—	351,092	1,562,037	12,618	172	351,092	1,574,827	1,925,919	404,359	1943	-	2023	5/31/1995	-	8/23/2023
Health Care	493	68,360	341,653	1,151,285	24,848	225	341,653	1,176,358	1,518,011	122,778	1922	-	2023	12/18/1984	-	12/18/2023
Home Furnishings	180	41,472	206,189	561,998	10,253	128	206,189	572,379	778,568	72,276	1960	-	2021	1/24/1984	-	5/10/2023
Home Improvement	172	15,916	526,157	935,456	5,976	63	526,157	941,495	1,467,652	171,569	1863	-	2022	12/22/1986	-	6/13/2023
Insurance	3	10,998	2,204	6,838	—	—	2,204	6,838	9,042	422	2000	-	2012	11/1/2021	-	10/17/2022
Jewelry	5	—	5,367	58,688	—	—	5,367	58,688	64,055	7,596	1997	-	2008	1/22/2013	-	11/1/2021
Machinery	4	—	6,577	69,225	—	—	6,577	69,225	75,802	8,837	1969	-	2021	7/31/2012	-	3/22/2023
Motor Vehicle Dealerships	64	—	229,924	421,181	1,700	—	229,924	422,881	652,805	93,690	1962	-	2023	11/29/2003	-	11/30/2023
Office Supplies	6	—	12,603	38,026	1,147	339	12,603	39,512	52,115	8,419	1978	-	2014	5/30/1997	-	11/1/2021
Other Manufacturing	16	—	28,025	202,510	3,248	240	28,025	205,998	234,023	24,822	1979	-	2018	1/22/2013	-	12/15/2022

REALTY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
As of December 31, 2023
(dollars in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4 and 6)
Description	Number of Properties (Note 1)	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction			Date Acquired
Packaging	18	$626	$45,730	$237,725	$2,480	$—	$45,730	$240,205	$285,935	$52,665	1956	-	2016	6/3/2011	-	1/5/2023
Paper	2	—	2,462	11,935	45	—	2,462	11,980	14,442	5,122	2002	-	2006	5/2/2011	-	12/21/2012
Pet Supplies and Services	140	—	130,787	376,248	26,557	239	130,787	403,044	533,831	54,428	1945	-	2023	12/22/1981	-	12/15/2023
Restaurants-Casual	836	12,823	654,015	1,473,143	722	1,531	654,015	1,475,396	2,129,411	256,294	1965	-	2019	5/16/1984	-	4/10/2023
Restaurants-Quick Service	1,814	—	939,921	1,960,658	3,593	174	939,921	1,964,425	2,904,346	336,068	1926	-	2023	12/9/1976	-	10/25/2023
Shoe Stores	6	—	6,992	41,985	341	215	6,992	42,541	49,533	14,544	1990	-	2008	3/26/1998	-	12/22/2021
Sporting Goods	47	12,255	107,608	366,711	5,185	178	107,608	372,074	479,682	58,030	1950	-	2020	10/17/2001	-	3/22/2023
Telecommunications	7	—	9,303	14,392	683	11	9,303	15,086	24,389	3,681	1964	-	2016	6/26/1998	-	10/17/2022
Theaters	76	—	221,786	739,058	10,719	—	221,786	749,777	971,563	298,810	1930	-	2014	7/27/2000	-	11/1/2021
Transportation Services	87	—	177,691	1,059,854	11,424	402	177,691	1,071,680	1,249,371	256,618	1967	-	2016	4/1/2003	-	4/5/2022
Warehousing and Storage	2	—	1,442	15,178	—	—	1,442	15,178	16,620	3,390	1979	-	2007	1/22/2013	-	11/1/2021
Wholesale Club	54	6,787	306,006	713,020	—	—	306,006	713,020	1,019,026	178,110	1985	-	2019	9/30/2011	-	8/11/2022
Other	16	—	31,434	54,994	3,916	—	31,434	58,910	90,344	9,830	1986	-	2021	8/18/1986	-	4/10/2023

Europe
Apparel	3	—	20,751	79,223	—	—	20,751	79,223	99,974	4,649	1990	-	2005	4/19/2021	-	3/30/2023
Automotive Parts	2	—	3,918	7,737	—	—	3,918	7,737	11,655	204	1980	-	1996	6/17/2022	-	9/28/2023
Automotive Tire Services	3	—	1,707	5,206	—	—	1,707	5,206	6,913	581	1974	-	1994	3/9/2021	-	3/9/2021
Consumer Electronics	2	—	8,988	24,686	602	—	8,988	25,288	34,276	717	1997	-	2006	3/4/2022	-	9/29/2023
Convenience Stores	2	—	5,284	3,301	—	—	5,284	3,301	8,585	213	1982	-	2020	12/21/2021	-	9/20/2023
Diversified Industrial	5	—	29,505	57,817	922	—	29,505	58,739	88,244	2,055	1980	-	2020	7/22/2021	-	3/30/2023
Drug Stores	1	—	—	—	—	—	—	—	—	—	1990	-	1990	1/31/2023	-	1/31/2023
Energy	1	—	9,562	10,678	—	—	9,562	10,678	20,240	600	2020	-	2020	1/13/2022	-	1/13/2022
Entertainment	1	—	22,768	35,888	—	—	22,768	35,888	58,656	2,823	1993	-	1993	1/13/2022	-	1/13/2022
Food Processing	7	—	33,485	90,850	1,911	—	33,485	92,761	126,246	4,795	1950	-	2021	11/30/2021	-	2/23/2023
General Merchandise	23	—	191,349	232,095	19,656	—	191,349	251,751	443,100	9,191	1980	-	2023	8/25/2021	-	10/17/2023
Grocery	176	38,732	1,541,454	2,312,185	2,361	—	1,541,454	2,314,546	3,856,000	185,616	1800	-	2022	5/23/2019	-	12/1/2023
Health and Fitness	2	—	29,102	28,456	—	—	29,102	28,456	57,558	1,659	2004	-	2020	3/24/2022	-	1/31/2023
Health Care	6	—	27,163	52,355	—	—	27,163	52,355	79,518	3,801	1969	-	2006	3/23/2020	-	9/7/2022
Home Furnishings	12	—	89,533	113,961	—	—	89,533	113,961	203,494	7,629	1980	-	2019	4/9/2021	-	4/4/2023
Home Improvement	92	—	729,656	938,924	1,478	—	729,656	940,402	1,670,058	61,997	1890	-	2016	7/31/2020	-	12/6/2023
Motor Vehicle Dealerships	3	—	16,376	28,146	—	—	16,376	28,146	44,522	1,879	1990	-	2005	2/11/2022	-	9/27/2022
Other Manufacturing	2	—	40,179	13,169	—	—	40,179	13,169	53,348	614	1912	-	1968	4/6/2022	-	6/22/2022
Restaurants-Quick Service	1	—	713	1,899	—	—	713	1,899	2,612	230	2007	-	2007	3/17/2021	-	3/17/2021
Sporting Goods	92	—	264,736	478,111	892	—	264,736	479,003	743,739	8,693	1950	-	2018	8/5/2022	-	12/28/2023
Theaters	1	—	1,455	—	—	—	1,455	—	1,455	—	2011	-	2011	12/18/2019	-	12/18/2019
Transportation Services	3	—	13,166	28,600	1,142	—	13,166	29,742	42,908	1,110	1970	-	1970	1/6/2022	-	12/22/2022
Warehousing and Storage	1	—	52,725	48,919	—	—	52,725	48,919	101,644	3,902	2002	-	2002	3/11/2021	-	3/11/2021
Wholesale Club	7	—	54,550	96,993	—	—	54,550	96,993	151,543	4,559	1973	-	2002	10/28/2022	-	10/28/2022
Other	3	—	75,775	—	7,125	—	75,775	7,125	82,900	—	2023	-	2023	4/27/2023	-	9/29/2023
	13,458	$822,436	$14,954,956	$34,240,455	$439,360	$7,715	$14,954,956	$34,687,530	$49,642,486	$6,096,736

REALTY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
As of December 31, 2023
(dollars in thousands)

Note 1.
Realty Income Corporation owns or holds interests in 12,851 single-client properties in the United States and Puerto Rico, our corporate headquarters property in San Diego, California, 191 single-client properties in the United Kingdom, and 148 single-client properties elsewhere in Europe. Crest Net Lease, Inc. owns seven single-client properties in the United States.

Realty Income Corporation also owns or holds interests in 149 multi-client properties in the United States, 100 multi-client properties in the United Kingdom, and 12 multi-client properties elsewhere in Europe.

Note 2.	Includes mortgages payable secured by 131 properties and excludes unamortized discount and deferred financing costs of $0.8 million.

Note 3.	The aggregate cost for federal income tax purposes for Realty Income Corporation is $55.2 billion and for Crest Net Lease, Inc. is $26.1 million.

Note 4.	The following is a reconciliation of total real estate carrying value for the years ended December 31 (in thousands):	2023	2022	2021

	Balance at Beginning of Period	$42,689,699	$35,952,659	$21,048,334

	Additions During Period:
	Acquisitions and development	7,239,885	8,021,159	5,851,945
	Merger Additions (1)	—	—	11,722,801
	Less amounts allocated to acquired lease intangible assets and liabilities on our Consolidated Balance Sheets	(484,096)	(625,730)	(826,064)
	Improvements, Etc.	54,904	99,484	56,567
	Other (Leasing Costs and Building Adjustments) (2)	49,504	97,482	64,807
	Total Additions	6,860,197	7,592,395	16,870,056

	Deductions During Period:
	Cost of Real Estate sold	125,166	402,386	1,206,837
	Cost of Equipment sold	11	—	8
	Orion Divestiture (1)	—	—	634,254
	Releasing costs	—	53	40
	Other (3)	111,851	39,463	91,176
	Total Deductions	237,028	441,902	1,932,315

	Foreign Currency Translation	329,618	(413,453)	(33,416)
	Balance at Close of Period	$49,642,486	$42,689,699	$35,952,659

REALTY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
As of December 31, 2023
(dollars in thousands)

(1) Represents derecognition of assets from the Orion Divestiture. For further information, see note 2, Merger with VEREIT, Inc. and Orion Office REIT Inc. Divestiture, to our consolidated financial statements.

(2) The year ended December 31, 2023 includes contributions to joint ventures of $38.4 million and reclassification of $11.3 million right of use assets under finance leases. 2022 includes reclassification of $3.3 million right of use assets under finance leases, $43.0 million mortgage assumption, and $51.2 million RI Ops LP Units. 2021 includes $20.1 million right of use assets under finance leases and $43.7 million mortgage assumption.

(3) The year ended December 31, 2023 includes $14.0 million for building razed and $97.5 million of impairment, excluding impairment of depreciation, in-place and above- market leases. The year ended 2022 includes $13.6 million for building razed and $25.9 million of impairment. The year ended 2021 includes $43.0 million for building razed and $39.0 million of impairment.

Note 5.	The following is a reconciliation of accumulated depreciation for the years ended (in thousands):	2023	2022	2021

	Balance at Beginning of Period	$4,908,658	$3,963,753	$3,563,178

	Additions During Period - Provision for Depreciation	1,233,709	1,028,182	628,246

	Deductions During Period:
	Accumulated depreciation of real estate and equipment sold or disposed of	57,609	73,913	226,897

	Foreign Currency Translation	11,978	(9,364)	(774)

	Balance at Close of Period	$6,096,736	$4,908,658	$3,963,753

	Please see note 1, Summary of Significant Accounting Policies, to our consolidated financial statements for information regarding lives used for depreciation and amortization.

Note 6.	In 2023, provisions for impairment were recorded on 112 Realty Income properties.
	In 2022, provisions for impairment were recorded on 94 Realty Income properties.
	In 2021, provisions for impairment were recorded on 103 Realty Income properties.

	See report of independent registered public accounting firm.
F-4