Form 10-Q
period 2024-03-31
REALTY INCOME CORP
filed 2024-05-07
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024, or
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of May 3, 2024, there were 870,774,436 shares of common stock outstanding.

REALTY INCOME CORPORATION
Index to Form 10-Q
March 31, 2024

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts) (unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Real estate held for investment, at cost:
Land	$16,787,731	$14,929,310
Buildings and improvements	39,674,812	34,657,094
Total real estate held for investment, at cost	56,462,543	49,586,404
Less accumulated depreciation and amortization	(6,392,472)	(6,072,118)
Real estate held for investment, net	50,070,071	43,514,286
Real estate and lease intangibles held for sale, net	78,254	31,466
Cash and cash equivalents	680,159	232,923
Accounts receivable, net	789,244	710,536
Lease intangible assets, net	7,037,328	5,017,907
Goodwill	4,991,342	3,731,478
Investment in unconsolidated entities	1,203,263	1,172,118
Other assets, net	3,478,588	3,368,643
Total assets	$68,328,249	$57,779,357

LIABILITIES AND EQUITY
Distributions payable	$225,757	$195,222
Accounts payable and accrued expenses	802,652	738,526
Lease intangible liabilities, net	1,740,200	1,406,853
Other liabilities	900,106	811,650
Line of credit payable and commercial paper	1,022,516	764,390
Term loan, net	2,370,455	1,331,841
Mortgages payable, net	200,075	821,587
Notes payable, net	21,748,004	18,602,319
Total liabilities	$29,009,765	$24,672,388

Commitments and contingencies (Note 20)
6.000% Series A cumulative redeemable preferred stock and paid in capital, par value $0.01 per share, 69,900 shares authorized, 6,900 shares and no shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively, liquidation preference $25.00 per share	$167,394	$—

Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 1,300,000 shares authorized, 870,756 and 752,460 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	$46,220,761	$39,629,709
Distributions in excess of net income	(7,299,514)	(6,762,136)
Accumulated other comprehensive income	64,780	73,894
Total stockholders’ equity	$38,986,027	$32,941,467
Noncontrolling interests	165,063	165,502
Total equity	$39,151,090	$33,106,969
Total liabilities and equity	$68,328,249	$57,779,357
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three months ended March 31,
	2024	2023
REVENUE
Rental (including reimbursable)	$1,208,169	$925,289
Other	52,316	19,110
Total revenue	1,260,485	944,399

EXPENSES
Depreciation and amortization	581,064	451,477
Interest	240,614	154,132
Property (including reimbursable)	89,361	69,397
General and administrative	40,842	34,167
Provisions for impairment	89,489	13,178
Merger and integration-related costs	94,104	1,307
Total expenses	1,135,474	723,658
Gain on sales of real estate	16,574	4,279
Foreign currency and derivative gain, net	4,046	10,322
Equity in (losses) earnings of unconsolidated entities	(1,676)	—
Other income, net	5,446	2,730
Income before income taxes	149,401	238,072
Income taxes	(15,502)	(11,950)
Net income	133,899	226,122
Net income attributable to noncontrolling interests	(1,615)	(1,106)
Net income attributable to the Company	132,284	225,016
Preferred stock dividends	(2,588)	—
Net income available to common stockholders	$129,696	$225,016

Amounts available to common stockholders per common share:
Net income, basic and diluted	$0.16	$0.34

Weighted average common shares outstanding:
Basic	834,940	660,462
Diluted	835,242	661,239

Net income available to common stockholders	$129,696	$225,016
Total other comprehensive (loss) income
Foreign currency translation adjustment	(18,036)	28,750
Unrealized gain (loss) on derivatives, net	8,922	(2,162)
Total other comprehensive (loss) income	$(9,114)	$26,588
Comprehensive income available to common stockholders	$120,582	$251,604
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)
Three months ended March 31, 2024, and 2023

	Shares of preferred stock	Preferred stock and paid in capital	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income	Total stockholders’ equity	Non-controlling interests	Total equity
Balance, December 31, 2023	—	$—	752,460	$39,629,709	$(6,762,136)	$73,894	$32,941,467	$165,502	$33,106,969
Net income	—	—	—	—	132,284	—	132,284	1,615	133,899
Other comprehensive loss	—	—	—	—	—	(9,114)	(9,114)	—	(9,114)
Distributions paid and payable	—	—	—	—	(669,662)	—	(669,662)	(2,268)	(671,930)
Share issuances, net of costs	—	—	9,663	546,656	—	—	546,656	—	546,656
Shares issued with merger	6,900	167,394	108,308	6,043,641	—	—	6,043,641	—	6,043,641
Contributions by noncontrolling interests	—	—	—	—	—	—	—	214	214
Share-based compensation, net	—	—	325	755	—	—	755	—	755
Balance, March 31, 2024	6,900	$167,394	870,756	$46,220,761	$(7,299,514)	$64,780	$38,986,027	$165,063	$39,151,090

Balance, December 31, 2022	—	$—	660,300	$34,159,509	$(5,493,193)	$46,833	$28,713,149	$130,140	$28,843,289
Net income	—	—	—	—	225,016	—	225,016	1,106	226,122
Other comprehensive income	—	—	—	—	—	26,588	26,588	—	26,588
Distributions paid and payable	—	—	—	—	(504,746)	—	(504,746)	(3,014)	(507,760)
Share issuances, net of costs	—	—	12,706	798,901	—	—	798,901	—	798,901
Share-based compensation, net	—	—	201	198	—	—	198	—	198
Balance, March 31, 2023	—	$—	673,207	$34,958,608	$(5,772,923)	$73,421	$29,259,106	$128,232	$29,387,338

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$133,899	$226,122
Adjustments to net income:
Depreciation and amortization	581,064	451,477
Amortization of share-based compensation	34,003	6,300
Non-cash revenue adjustments	(30,586)	(19,127)
Amortization of net premiums on mortgages payable	(122)	(3,200)
Amortization of net premiums on notes payable	(4,150)	(15,532)
Amortization of deferred financing costs	5,819	6,474
Gain on interest rate swaps	(1,800)	(1,801)
Foreign currency and unrealized derivative gain, net	(12,570)	(8,942)
Gain on sales of real estate	(16,574)	(4,279)
Equity in losses of unconsolidated entities	1,676	—
Distributions on common equity from unconsolidated entities	5,249	—
Provisions for impairment	89,489	13,178
Change in assets and liabilities
Accounts receivable and other assets	(32,682)	42,081
Accounts payable, accrued expenses and other liabilities	25,958	38,483
Net cash provided by operating activities	778,673	731,234
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(535,903)	(1,675,136)
Improvements to real estate, including leasing costs	(9,628)	(13,860)
Investment in unconsolidated entities	(38,070)	—
Proceeds from sales of real estate	95,624	28,594
Proceeds from note receivable	5,468	—
Insurance proceeds received	16	6,282
Non-refundable escrow deposits	—	(23,599)
Net cash acquired in merger	93,683	—
Net cash used in investing activities	(388,810)	(1,677,719)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(636,499)	(497,245)
Cash distributions to preferred stockholders	(2,588)	—
Borrowings on line of credit and commercial paper programs	8,018,932	4,249,746
Payments on line of credit and commercial paper programs	(7,748,935)	(5,690,060)
Proceeds from term loan	—	1,029,383
Principal payment on term loan	(250,000)	—
Proceeds from notes payable issued	1,250,000	1,090,968
Principal payment on notes payable	(499,999)	—
Principal payments on mortgages payable	(621,175)	(1,233)
Proceeds from common stock offerings, net	543,538	796,190
Proceeds from dividend reinvestment and stock purchase plan	3,117	2,711
Distributions to noncontrolling interests	(2,268)	(1,479)
Net payments on derivative settlements	—	(6,452)
Debt issuance costs	(28,603)	(16,603)
Other items, including shares withheld upon vesting	(8,493)	(6,102)
Net cash provided by financing activities	17,027	949,824
Effect of exchange rate changes on cash and cash equivalents	(2,279)	13,545
Net increase in cash, cash equivalents and restricted cash	404,611	16,884
Cash, cash equivalents and restricted cash, beginning of period	292,175	226,881
Cash, cash equivalents and restricted cash, end of period	$696,786	$243,765
For supplemental disclosures, see note 19, Supplemental Disclosures of Cash Flow Information.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited)
1.    Summary of Significant Accounting Policies
Realty Income Corporation (“Realty Income,” the “Company,” “we,” “our” or “us”), a Maryland corporation, is an S&P 500 company and real estate partner to the world's leading companies. The Company was founded in 1969 and our shares of common stock trade on the New York Stock Exchange ("NYSE") under the symbol “O”.
As of March 31, 2024, we owned or held interests in a diversified portfolio of 15,485 properties located in all 50 states of the United States ("U.S."), the United Kingdom ("U.K."), and six other countries in Europe, with approximately 334.2 million square feet of leasable space.
In January 2024, we completed our merger with Spirit Realty Capital, Inc. (“Spirit”). For more details, please see note 2, Merger with Spirit Realty Capital, Inc.
Basis of Presentation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Intercompany accounts and transactions are eliminated in consolidation. The U.S. Dollar ("USD") is our reporting currency. Unless otherwise indicated, all dollar amounts are expressed in USD.
For our consolidated subsidiaries whose functional currency is not the USD, we translate their financial statements into USD at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect at the balance sheet date. The resulting translation adjustments are included in 'Accumulated other comprehensive income' ("AOCI"), on our consolidated balance sheets. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical exchange rate. Income statement accounts are translated using the average exchange rate for the period.
We and certain of our consolidated subsidiaries have intercompany and third-party debt that is not denominated in our functional currency. When the debt is remeasured to the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in 'Foreign currency and derivative gain, net' in our consolidated statements of income and comprehensive income. In the statement of cash flows, cash flows denominated in foreign currencies are translated using the exchange rates in effect at the time of the respective cash flows or at average exchange rates for the period, depending on the nature of the cash flow items.
In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented have been included. Operating results for the three months ended March 31, 2024 are not necessarily an indication of the results that may be expected for the entire year. Readers of this quarterly report should refer to our audited consolidated financial statements for the year ended December 31, 2023, which are included in our 2023 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.
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
At March 31, 2024, we are considered the primary beneficiary of Realty Income, L.P. and certain investments, including investments in joint ventures. Below is a summary of selected financial data of such consolidated VIEs, included on our consolidated balance sheets at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Net real estate	$2,847,404	$2,866,272
Total assets	$3,582,159	$3,588,720
Total liabilities	$140,588	$134,366
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
Income Taxes. We have elected to be taxed as a REIT, under the Internal Revenue Code of 1986, as amended. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income. Assuming our dividends equal or exceed our taxable net income in the U.S., we generally will not be required to pay U.S. income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of our taxable REIT subsidiaries ("TRS"). A TRS is a subsidiary of a REIT that is subject to federal, state and local income taxes, as applicable. Our use of TRS entities enables us to engage in certain business activities while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. For our international territories, we are liable for taxes in the U.K. and Spain. Accordingly, provisions have been made for U.K. and Spain income taxes. Therefore, the income taxes recorded on our consolidated statements of income and comprehensive income represent amounts accrued or paid by Realty Income and its subsidiaries for U.S. income taxes on our TRS entities, city and state income and franchise taxes, and income taxes for the U.K. and Spain.
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
Lease Revenue Recognition and Accounts Receivable. The majority of our leases are accounted for as operating leases. Under this method, leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. Any rental revenue contingent upon a client’s sales, or percentage rent, is recognized only after such client exceeds its sales breakpoint. Rental increases based upon changes in the consumer price indices are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements. Contractually obligated rental revenue from our clients for recoverable real estate taxes and operating expenses are included in contractually obligated reimbursements by our clients, a component of rental revenue, in the period when such costs are incurred. Taxes and operating expenses paid directly by our clients are recorded on a net basis.
Other revenue includes certain property-related revenue not included in rental revenue and interest income recognized on financing receivables for certain leases with above-market terms.
We assess the probability of collecting substantially all of the lease payments to which we are entitled under the original lease contract as required under ASC 842, Leases. We assess the collectability of our future lease payments based on an analysis of creditworthiness, economic trends and other facts and circumstances related to the applicable clients. If we conclude the collection of substantially all of the lease payments under a lease is less than probable, rental revenue recognized for that lease is limited to cash received going forward, existing operating lease receivables, including those related to straight-line rental revenue, must be written off as an adjustment to rental revenue, and no further operating lease receivables are recorded for that lease until such future determination is made that substantially all lease payments under that lease are now considered probable. If we subsequently conclude that the collection of substantially all lease payments under a lease is probable, a reversal of lease receivables previously written off is recognized.
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
In November 2023, FASB issued Accounting Standards Update ASU 2023-07, Segment Reporting, establishing improvements to reportable segments disclosures to enhance segment reporting under Topic 280. This ASU aims to change how public entities identify and aggregate operating segments and apply quantitative thresholds to determine their reportable segments. This ASU also requires public entities that operate as a single reportable segment to provide all segment disclosures in Topic 280, not just entity level disclosures. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and the amendments should be applied retrospectively to all periods presented in the financial statements. We are currently evaluating the impact on our financial statement disclosures.
2.    Merger with Spirit Realty Capital, Inc.
On October 29, 2023, we entered into an Agreement and Plan of Merger (as amended, or the “Merger Agreement”) with Saints MD Subsidiary, Inc., (“Merger Sub”) a Maryland corporation and direct wholly owned subsidiary of Realty Income and Spirit, a Maryland corporation.
On January 23, 2024, we completed our merger with Spirit. Pursuant to the terms and subject to the conditions of the Merger Agreement, Spirit merged with and into Merger Sub, with Merger Sub continuing as the surviving corporation (the “Merger”). At the effective time of the Merger (the “Effective Time”), (i) each outstanding share of Spirit common stock, par value $0.05 per share, automatically converted into 0.762 (the “Exchange Ratio”) of a newly issued share of our common stock, subject to adjustments as set forth in the Merger Agreement, and cash in lieu of fractional shares, and (ii) each outstanding share of Spirit’s 6.000% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share, converted into the right to receive one share of newly issued Realty Income 6.000% Series A Cumulative Redeemable Preferred Stock, having substantially the same terms as the Spirit Series A Preferred Stock. Immediately prior to the Effective Time, each award of outstanding restricted Spirit common stock and Spirit performance share award was cancelled and converted into Realty Income common stock, using the Exchange Ratio. For more details, see note 16, Redeemable Preferred Stock.
The primary reason for the merger was to expand our size, scale and diversification, in order to further position us as the real estate partner of choice for large net lease transactions.

Our merger with Spirit has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, with Realty Income as the accounting acquirer, which requires, among other things, that the assets acquired, and liabilities assumed be recognized at their acquisition date fair value. The fair value of the consideration transferred on the date of the acquisition is as follows (in thousands, except share and per share data):

Shares of Spirit common stock exchanged (1)	142,136,567
Exchange Ratio	0.762
Shares of Realty Income common stock issued	108,308,064
Opening price of Realty Income common stock on January 23, 2024	$55.80
Fair value of Realty Income common stock issued to the former holders of Spirit common stock	$6,043,590
Shares of Realty Income Series A preferred stock issued in exchange for Spirit Series A preferred stock	6,900,000
Opening price of Realty Income Series A preferred stock on January 23, 2024	$24.26
Fair value of Realty Income Series A preferred stock issued to the former holders of Spirit Series A preferred stock	$167,394
Cash paid for fractional shares	$51
Less: Fair value of Spirit restricted stock and performance awards attributable to post-combination costs (2)	$(24,751)
Consideration transferred	$6,186,284
(1) Includes 142,136,567 shares of Spirit common stock outstanding as of January 23, 2024, which were converted into Realty Income common stock at the Effective Time at an Exchange Ratio of 0.762 per share of Spirit common stock. The portion of the converted unvested Spirit Restricted Stock Awards related to post-combination expense is removed in footnote (2) below.
(2) Represents the fair value of fully vested Spirit restricted stock and performance share awards that were accelerated and converted into Realty Income common stock at the Effective Time, reflecting the value attributable to post-combination services. Spirit restricted stock and performance share awards are included in Spirit's outstanding common stock as of the merger date. The fair value attributable to pre-combination services was $41.7 million and is included in the consideration transferred above.
A.    Preliminary Purchase Price Allocation
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

ASSETS
Land	$1,853,895
Buildings and improvements	4,859,162
Total real estate held for investment	6,713,057
Real estate and lease intangibles held for sale	35,650
Cash and cash equivalents	93,683
Accounts receivable	12,959
Lease intangible assets (1)	2,214,615
Goodwill	1,259,864
Other assets	174,672
Total assets acquired	$10,504,500

LIABILITIES
Accounts payable and accrued expenses	$56,407
Lease intangible liabilities (2)	378,369
Other liabilities	101,954
Term loan	1,300,000
Notes payable	2,481,486
Total liabilities assumed	$4,318,216
Net assets acquired, at fair value	$6,186,284
Total purchase price	$6,186,284
(1) The weighted average amortization period for acquired lease intangible assets is 10.8 years.
(2) The weighted average amortization period for acquired lease intangible liabilities is 8.3 years.
The assessment of fair value is preliminary and is based on information that was available to management at the time the consolidated financial statements were prepared. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. As of March 31, 2024, we had not finalized the determination of fair values allocated to certain assets and liabilities. Accordingly, certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, loss contingencies, and goodwill are subject to change. The finalization of our purchase accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed up to a year after the date of our merger with Spirit, which could be material.
A preliminary estimate of approximately $1.26 billion has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. The recognized goodwill is attributable to expected synergies and benefits arising from the merger transaction, including anticipated financing and corporate overhead cost savings. None of the goodwill recognized is expected to be deductible for tax purposes.
B.    Merger and Integration-Related Costs
In conjunction with our merger with Spirit, we incurred merger-related transaction costs of $94.1 million during the three months ended March 31, 2024, primarily consisting of employee severance, post-combination share-based compensation, transfer taxes, and various professional fees directly attributable to the Merger.
C.    Unaudited Pro Forma Financial Information
The following unaudited pro forma information presents a summary of our combined results of operations for the three months ended March 31, 2024 and 2023, respectively, as if our merger with Spirit had occurred on January 1, 2023 (in millions, except per share data). The following pro forma financial information is not necessarily indicative of the results of operations had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

	Three months ended March 31,
	2024	2023
Total revenues	$1,307.7	$1,133.6
Net income	$234.4	$195.9
Basic and diluted earnings per share	$0.27	$0.25

Our consolidated results of operations for the three months ended March 31, 2024 include $155.0 million of revenues and $6.9 million of net income associated with the results of operations of Spirit from the merger closing date of January 23, 2024 to March 31, 2024.

3.    Supplemental Detail for Certain Components of Consolidated Balance Sheets (in thousands):

A.	Accounts receivable, net, consist of the following at:	March 31, 2024	December 31, 2023
	Straight-line rent receivables, net	$563,589	$516,692
	Client receivables, net	225,655	193,844
		$789,244	$710,536

B.	Lease intangible assets, net, consist of the following at:	March 31, 2024	December 31, 2023
	In-place leases	$7,319,435	$5,500,404
	Above-market leases	2,215,208	1,811,400
	Accumulated amortization of in-place leases	(1,902,925)	(1,746,377)
	Accumulated amortization of above-market leases	(596,148)	(549,319)
	Other items	1,758	1,799
		$7,037,328	$5,017,907

C.	Other assets, net, consist of the following at:	March 31, 2024	December 31, 2023
	Financing receivables, net	$1,566,714	$1,570,943
	Right of use asset - financing leases	705,006	706,837
	Right of use asset - operating leases, net	649,936	594,712
	Loan receivable, net	253,426	205,339
	Value-added tax receivable	82,619	100,672
	Prepaid expenses	62,806	33,252
	Derivative assets and receivables – at fair value	52,492	21,170
	Corporate assets, net	13,378	12,948
	Interest receivable	11,046	6,139
	Credit facility origination costs, net	11,030	12,264
	Impounds related to mortgages payable	10,226	53,005
	Restricted escrow deposits	6,401	6,247
	Investment in sales type lease	6,076	6,056
	Non-refundable escrow deposits	—	200
	Other items	47,432	38,859
		$3,478,588	$3,368,643

D.	Accounts payable and accrued expenses consist of the following at:	March 31, 2024	December 31, 2023
	Notes payable - interest payable	$239,333	$218,811
	Derivative liabilities and payables - at fair value	105,809	119,620
	Value-added tax payable	91,844	64,885
	Accrued costs on properties under development	86,276	65,967
	Property taxes payable	82,442	78,809
	Accrued property expenses	52,464	54,208
	Accrued income taxes	51,516	61,070
	Accrued merger-related costs	24,088	4,551
	Mortgages, term loans, and credit line - interest payable	8,575	8,580
	Other items	60,305	62,025
		$802,652	$738,526

E.	Lease intangible liabilities, net, consist of the following at:	March 31, 2024	December 31, 2023
	Below-market leases	$2,099,389	$1,728,027
	Accumulated amortization of below-market leases	(359,189)	(321,174)
		$1,740,200	$1,406,853

F.	Other liabilities consist of the following at:	March 31, 2024	December 31, 2023
	Lease liability - operating leases, net	$480,303	$425,213
	Rent received in advance and other deferred revenue	328,572	312,195
	Lease liability - financing leases	55,590	44,345
	Security deposits	34,031	28,250
	Other acquisition liabilities	1,610	1,647
		$900,106	$811,650
4.    Investments in Real Estate
A.    Acquisitions of Real Estate
Below is a summary of our acquisitions for the three months ended March 31, 2024:

	Number of Properties	Leasable Square Feet (in thousands, unaudited)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Weighted Average Cash Lease Yield (1)
Acquisitions - U.S.	5	194	$16.0	8.9	7.1%
Acquisitions - Europe	8	1,064	302.6	6.2	8.2%
Total acquisitions	13	1,258	$318.6	6.3	8.2%
Properties under development (2)	140	5,410	241.3	15.9	7.3%
Total (3)	153	6,668	$559.9	10.2	7.8%
(1)The initial weighted average cash lease yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property. Since it is possible that a client could default on the payment of contractual rent (defined as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables), we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above. Contractual net operating income used in the calculation of initial weighted average cash lease yield includes approximately $0.5 million received as settlement credits as reimbursement of free rent periods for the three months ended March 31, 2024.
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
(2)Includes £8.7 million of investments in U.K. development properties and €8.4 million of investments in Spain development properties, converted at the applicable exchange rates on the funding dates.
(3)Our clients occupying the new properties are 89.7% retail and 10.3% industrial based on net operating income. Approximately 41.0% of the net operating income generated from acquisitions during the three months ended March 31, 2024 is from investment grade rated clients, their subsidiaries, or affiliated companies.
The aggregate purchase price of the assets acquired during the three months ended March 31, 2024 has been allocated as follows (in millions):

	Acquisitions - USD	Acquisitions - Sterling	Acquisitions - Euro
Land	$18.4	£59.0	€2.0
Buildings and improvements	88.9	124.3	5.0
Lease intangible assets (1)	21.0	50.4	1.1
Other assets (2)	3.0	—	—
Lease intangible liabilities (3)	(3.2)	(0.9)	(0.2)
Other liabilities	—	—	—
	$128.1	£232.8	€7.9
(1)The weighted average amortization period for acquired lease intangible assets is 9.4 years.
(2)USD-denominated other assets consist entirely of financing receivables with above-market terms.
(3)The weighted average amortization period for acquired lease intangible liabilities is 12.0 years.
The properties acquired during the three months ended March 31, 2024 generated total revenue and net income of $2.6 million and $0.9 million, respectively.

B.    Investments in Existing Properties
During the three months ended March 31, 2024, we capitalized costs of $7.4 million on existing properties in our portfolio, consisting of $6.4 million for non-recurring building improvements, $0.9 million for re-leasing costs, and less than $0.1 million for recurring capital expenditures. In comparison, during the three months ended March 31, 2023, we capitalized costs of $13.8 million on existing properties in our portfolio, consisting of $13.3 million for non-recurring building improvements, $0.4 million for re-leasing costs, and $0.1 million for recurring capital expenditures.
C.    Properties with Existing Leases
The value of the in-place and above-market leases is recorded to 'Lease intangible assets, net' on our consolidated balance sheets, and the value of the below-market leases is recorded to 'Lease intangible liabilities, net' on our consolidated balance sheets.
The values of the in-place leases are amortized as depreciation and amortization expense. The amounts amortized to expense for all of our in-place leases, for the three months ended March 31, 2024, and 2023 were $211.5 million and $157.4 million, respectively.
The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue in our consolidated statements of income and comprehensive income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the three months ended March 31, 2024, and 2023 were $9.1 million and $14.6 million, respectively. If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.
The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at March 31, 2024 (dollars in thousands):

	Net increase (decrease) to rental revenue	Increase to amortization expense
2024	$(28,512)	$634,920
2025	(35,497)	760,879
2026	(38,003)	672,398
2027	(37,681)	576,646
2028	(30,633)	489,554
Thereafter	291,466	2,282,113
Totals	$121,140	$5,416,510
D.    Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Three months ended March 31,
	2024	2023
Number of properties	46	26
Net sales proceeds	$95.6	$28.6
Gain on sales of real estate	$16.6	$4.3

5.    Investments in Unconsolidated Entities
The following is a summary of our investments in unconsolidated entities as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	Ownership %	Number of Properties	Carrying Amount (1) of Investment as of
Investment	As of March 31, 2024		March 31, 2024	December 31, 2023
Bellagio Las Vegas Joint Venture - Common Equity Interest	21.9%	1	$287,972	$296,097
Bellagio Las Vegas Joint Venture - Preferred Equity Interest	n/a	n/a	650,000	650,000
Data Center Development Joint Venture	80.0%	2	265,291	226,021
Total investment in unconsolidated entities			$1,203,263	$1,172,118
(1) The total carrying amount of the investments was greater than the underlying equity in net assets (i.e., basis difference) by $2.2 million as of March 31, 2024.
A.    Bellagio Las Vegas Joint Venture Interests
Our investment in the joint venture that owns a 95.0% interest in the real estate of The Bellagio Las Vegas includes $301.4 million of common equity for an indirect interest of 21.9% in the property and a $650.0 million preferred equity interest. During the three months ended March 31, 2024, we recognized interest income of $13.0 million for 8.1% preferential cumulative distributions within 'Other revenue' in our consolidated statements of income and comprehensive income. The unconsolidated entity had total debt outstanding of $3.0 billion as of March 31, 2024, all of which was non-recourse to us with limited customary exceptions.
B.    Data Center Development Joint Venture
We own an 80.0% equity interest in a data center development joint venture; however, we are not the primary beneficiary because we do not have power to direct activities that significantly impact the joint venture's economic performance. Our maximum exposure to loss associated with this VIE is limited to our equity investment and our pro rata share of the remaining $70.1 million of estimated development costs for the first phase of the project.
6.     Investments in Loans
The following table presents information about our loans as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024
	Amortized Cost	Allowance (1)	Carrying Amount (2)
Senior Secured Notes Receivable (3)	$182,121	$(3,700)	$178,421
Mortgage Loans	66,277	—	66,277
Unsecured Loan	9,763	(1,035)	8,728
Total	$258,160	$(4,735)	$253,426

	December 31, 2023
	Amortized Cost	Allowance (1)	Carrying Amount (2)
Senior Secured Note Receivable	$174,337	$(2,498)	$171,839
Mortgage Loan	33,500	—	33,500
Total	$207,837	$(2,498)	$205,339
(1) During the three months ended March 31, 2024, our allowance for credit losses increased by $2.2 million, almost entirely attributable to the loans we acquired in conjunction with our merger with Spirit.
(2) The total carrying amount of the investment in loans excludes accrued interest of $8.7 million and $3.4 million as of March 31, 2024 and December 31, 2023, respectively, which is recorded to 'Other assets, net' on our consolidated balance sheets.
(3) Includes a loan acquired in conjunction with our merger with Spirit with an estimated acquisition date fair value of $7.8 million. Since it was a purchased credit deteriorated loan, we recorded the initial expected credit loss of $1.0 million by adjusting the amortized cost basis.
A.    Senior Secured Notes Receivable
We own a Sterling-denominated senior secured note with a principal amount of £142.0 million, equivalent to $179.5 million as of March 31, 2024. The interest only note bears interest at Sterling Overnight Indexed Average (“SONIA”) plus 6.75% and matures in October 2029. We paid £136.7 million for the note and accounted for the discount at amortized cost. The discount is being amortized over the term of the note. In conjunction with our merger with Spirit, we acquired a senior secured note receivable with a principal amount of $9.9 million. This interest only note bears interest at Secured Overnight Financing Rate ("SOFR") plus 4.00% and matures in July 2028.
B.    Mortgage Loans
We have a $33.5 million mortgage loan which is collateralized by nine automotive service properties located across seven different states. The interest only loan bears interest at 8.25% subject to annual increases and matures in October 2038. In conjunction with our merger with Spirit, we acquired a mortgage loan with a principal amount of $33.0 million and estimated its fair value to be $32.8 million at the acquisition date. This 10% fixed-rate, interest only loan is collateralized by four single-tenant properties and matures in March 2025. In April 2024, this $33.0 million loan was repaid in full.
C.    Unsecured Loan
In conjunction with our merger with Spirit, we acquired an 11.0% fixed-rate, unsecured loan with a principal amount of $11.0 million. It was recorded at its acquisition-date fair value of $9.8 million and is included in 'Other assets' on our consolidated balance sheets. This interest only loan matures in December 2026.
7.    Revolving Credit Facility and Commercial Paper Programs
A.    Credit Facility
We have a $4.25 billion unsecured revolving multi-currency credit facility that matures in June 2026, includes two six-month extensions that can be exercised at our option, and allows us to borrow in up to 14 currencies, including USD. Our revolving credit facility also has a $1.0 billion expansion option, which is subject to obtaining lender commitments. Under our revolving credit facility, our current investment grade credit ratings provide for USD borrowings at the Secured Overnight Financing Rate ("SOFR"), plus 0.725% with a SOFR adjustment charge of 0.10% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.95% over SOFR, British Pound Sterling at the SONIA, plus 0.725% with a SONIA adjustment charge of 0.0326% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.8826% over SONIA, and Euro Borrowings at one-month Euro Interbank Offered Rate (“EURIBOR”), plus 0.725%, and a revolving credit facility fee of 0.125%, for all-in pricing of 0.85% over one-month EURIBOR.
As of March 31, 2024, we had a borrowing capacity of $3.44 billion available on our revolving credit facility (subject to customary conditions to borrowing) and an outstanding balance of $0.8 billion, comprised entirely of Sterling borrowings. There was no outstanding balance at December 31, 2023.
The weighted average interest rate on outstanding borrowings under our revolving credit facility was 6.2% and 3.7% during the three months ended March 31, 2024, and 2023, respectively. At March 31, 2024, our weighted average interest rate on borrowings outstanding under our revolving credit facility was 5.9%. Our revolving credit facility is subject to various leverage and interest coverage ratio limitations, and at March 31, 2024, we were in compliance with the covenants under our revolving credit facility.
As of March 31, 2024, credit facility origination costs of $11.0 million are included in 'Other assets, net', as compared to $12.3 million at December 31, 2023, on our consolidated balance sheets. These costs are being amortized over the remaining term of our revolving credit facility.
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
The commercial paper ranks pari passu in right of payment with all of our other unsecured senior indebtedness outstanding, exclusive of unexchanged VEREIT and Spirit bonds, from time to time, including borrowings under our revolving credit facility, our term loans and our outstanding senior unsecured notes (and is structurally subordinated to all our subsidiary debt). Proceeds from commercial paper borrowings are used for general corporate purposes.

As of March 31, 2024, the balance of borrowings outstanding under our commercial paper programs was $216.0 million, comprised entirely of Euro-denominated borrowings ("EUR borrowings"), as compared to $764.4 million outstanding commercial paper borrowings, including €583.0 million of EUR borrowings, at December 31, 2023. The weighted average interest rate on outstanding borrowings under our commercial paper programs was 4.5% and 3.5% for the three months ended March 31, 2024, and 2023, respectively. As of March 31, 2024, our weighted average interest rate on outstanding borrowings under our commercial paper programs was 4.2%. We use our $4.25 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper programs. The commercial paper borrowings generally carry a term of less than a year.
We review our credit facility and commercial paper programs and may seek to extend, renew or replace our credit facility and commercial paper programs, to the extent we deem appropriate.
8.    Term Loans
In January 2024, in connection with our merger with Spirit, we entered into an amended and restated term loan agreement (which replaced Spirit's then-existing term loans with various lenders). The amended and restated term loan agreements are fixed through interest rate swaps at a weighted average interest rate of 3.9%. Pursuant to the amended and restated term loan agreement, we borrowed $800.0 million in aggregate total borrowings, $300.0 million of which matures in August 2025 and $500.0 million of which matures in August 2027 (the “$800 million term loan agreement”). We also entered into an amended and restated term loan agreement pursuant to which we borrowed $500.0 million in aggregate total borrowings which matures in June 2025 (the “$500 million term loan agreement”).
Our 2023 term loan agreement allows us to incur up to an aggregate of $1.5 billion in multi-currency borrowings. As of March 31, 2024, we had $1.1 billion in multi-currency borrowings, including $90.0 million, £705.0 million, and €85.0 million in outstanding borrowings. The 2023 term loans mature in January 2025, with one remaining twelve-month maturity extension available at our option. Our A3/A- credit ratings provide for a borrowing rate of 80 basis points over the applicable benchmark rate, which includes adjusted SOFR for USD-denominated loans, adjusted SONIA for Sterling-denominated loans, and EURIBOR for Euro-denominated loans. In January 2024, we entered into interest rate swaps which fix our per annum interest rate at 4.9% until term loan maturity in January 2026.
Deferred financing costs were $2.5 million at March 31, 2024 and are included net of the term loans principal balance, as compared to $0.1 million related to our 2023 term loans at December 31, 2023, on our consolidated balance sheets. These costs are being amortized over the remaining term of the term loans. As of March 31, 2024, we were in compliance with the covenants contained in the term loans.
9.    Mortgages Payable
During the three months ended March 31, 2024, we made $621.2 million in principal payments, including the full repayment of two mortgages for $620.0 million. No mortgages were assumed during the three months ended March 31, 2024. Assumed mortgages are secured by the properties on which the debt was placed and are considered non-recourse debt with limited customary exceptions which vary from loan to loan.
Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At March 31, 2024, we were in compliance with these covenants.
The balance of our deferred financing costs, which are classified as part of 'Mortgages payable, net', on our consolidated balance sheets, was $0.4 million at March 31, 2024 and December 31, 2023, respectively. These costs are being amortized over the remaining term of each mortgage.

The following table summarizes our mortgages payable as of March 31, 2024 and December 31, 2023 (dollars in millions):

As Of	Number of Properties (1)	Weighted Average Stated Interest Rate (2)	Weighted Average Effective Interest Rate (3)	Weighted Average Remaining Years Until Maturity	Remaining Principal Balance	Unamortized Premium (Discount) and Deferred Financing Costs Balance, net	Mortgage Payable Balance
March 31, 2024	49	4.3%	4.6%	1.3	$201.0	$(0.9)	$200.1
December 31, 2023	131	4.8%	3.3%	0.4	$822.4	$(0.8)	$821.6
(1)At March 31, 2024, there were 14 mortgages on 49 properties and at December 31, 2023, there were 16 mortgages on 131 properties. With the exception of one Sterling-denominated mortgage which is paid quarterly, the mortgages require monthly payments with principal payments due at maturity. At March 31, 2024 and December 31, 2023, all mortgages were at fixed interest rates.
(2) Stated interest rates ranged from 3.0% to 6.9% at March 31, 2024 and December 31, 2023, respectively.
(3) Effective interest rates ranged from 0.8% to 6.6% and 0.5% to 6.6% at March 31, 2024 and December 31, 2023, respectively.
The following table summarizes the maturity of mortgages payable as of March 31, 2024, excluding $0.9 million related to unamortized net discounts and deferred financing costs (dollars in millions):

Year of Maturity	Principal
2024	$119.3
2025	43.7
2026	12.0
2027	22.3
2028	1.3
Thereafter	2.4
Totals	$201.0
10.    Notes Payable
A.    General
At March 31, 2024, our senior unsecured notes and bonds are USD-denominated, Sterling-denominated, and Euro-denominated. Foreign-denominated notes are converted at the applicable exchange rate on the balance sheet date. The carrying value within the table below includes a portion of certain outstanding notes that have been assumed in both current and historical mergers that were not exchanged for new notes issued by Realty Income. We expect to fund the next twelve months of obligations through a combination of the following: (i) cash and cash equivalents, (ii) future cash flows from operations, (ii) issuances of common stock or debt, (iv) additional borrowings under our revolving credit facility and (v) investment dispositions and/or credit investment repayments. The following are sorted by maturity date (in thousands):

	Maturity Dates	Principal (Currency Denomination)	Carrying Value (USD) as of
			March 31, 2024	December 31, 2023
4.600% Notes due 2024	February 6, 2024	$499,999	$—	$499,999
3.875% Notes due 2024	July 15, 2024	$350,000	350,000	350,000
3.875% Notes due 2025	April 15, 2025	$500,000	500,000	500,000
4.625% Notes due 2025	November 1, 2025	$549,997	549,997	549,997
5.050% Notes due 2026	January 13, 2026	$500,000	500,000	500,000
0.750% Notes due 2026	March 15, 2026	$325,000	325,000	325,000
4.875% Notes due 2026	June 1, 2026	$599,997	599,997	599,997
4.450% Notes due 2026 (1)	September 15, 2026	$299,968	299,968	—
4.125% Notes due 2026	October 15, 2026	$650,000	650,000	650,000
1.875% Notes due 2027 (2)	January 14, 2027	£250,000	316,025	318,450
3.000% Notes due 2027	January 15, 2027	$600,000	600,000	600,000
3.200% Notes due 2027 (1)	January 15, 2027	$299,984	299,984	—
1.125% Notes due 2027 (2)	July 13, 2027	£400,000	505,640	509,520
3.950% Notes due 2027	August 15, 2027	$599,873	599,873	599,873
3.650% Notes due 2028	January 15, 2028	$550,000	550,000	550,000
3.400% Notes due 2028	January 15, 2028	$599,816	599,816	599,816
2.100% Notes due 2028 (1)	March 15, 2028	$449,994	449,994	—

	Maturity Dates	Principal (Currency Denomination)	Carrying Value (USD) as of
			March 31, 2024	December 31, 2023
2.200% Notes due 2028	June 15, 2028	$499,959	499,959	499,959
4.700% Notes due 2028	December 15, 2028	$400,000	400,000	400,000
4.750% Notes due 2029	February 15, 2029	$450,000	450,000	—
3.250% Notes due 2029	June 15, 2029	$500,000	500,000	500,000
4.000% Notes due 2029 (1)	July 15, 2029	$399,999	399,999	—
3.100% Notes due 2029	December 15, 2029	$599,291	599,291	599,291
3.400% Notes due 2030 (1)	January 15, 2030	$500,000	500,000	—
4.850% Notes due 2030	March 15, 2030	$600,000	600,000	600,000
3.160% Notes due 2030	June 30, 2030	£140,000	176,974	178,332
4.875% Notes due 2030 (2)	July 6, 2030	€550,000	594,055	607,915
1.625% Notes due 2030 (2)	December 15, 2030	£400,000	505,640	509,520
3.250% Notes due 2031	January 15, 2031	$950,000	950,000	950,000
3.200% Notes due 2031 (1)	February 15, 2031	$449,995	449,995	—
5.750% Notes due 2031 (2)	December 5, 2031	£300,000	379,230	382,140
2.700% Notes due 2032 (1)	February 15, 2032	$350,000	350,000	—
3.180% Notes due 2032	June 30, 2032	£345,000	436,115	439,461
5.625% Notes due 2032	October 13, 2032	$750,000	750,000	750,000
2.850% Notes due 2032	December 15, 2032	$699,655	699,655	699,655
1.800% Notes due 2033	March 15, 2033	$400,000	400,000	400,000
1.750% Notes due 2033 (2)	July 13, 2033	£350,000	442,435	445,830
4.900% Notes due 2033	July 15, 2033	$600,000	600,000	600,000
5.125% Notes due 2034	February 15, 2034	$800,000	800,000	—
2.730% Notes due 2034	May 20, 2034	£315,000	398,192	401,247
5.125% Notes due 2034 (2)	July 6, 2034	€550,000	594,055	607,915
5.875% Bonds due 2035	March 15, 2035	$250,000	250,000	250,000
3.390% Notes due 2037	June 30, 2037	£115,000	145,372	146,487
6.000% Notes due 2039 (2)	December 5, 2039	£450,000	568,845	573,210
2.500% Notes due 2042 (2)	January 14, 2042	£250,000	316,025	318,450
4.650% Notes due 2047	March 15, 2047	$550,000	550,000	550,000
Total principal amount			$22,002,130	$18,562,064
Unamortized net (discounts) premiums, deferred financing costs, and cumulative basis adjustment on fair value hedge (3)			(254,126)	40,255
			$21,748,004	$18,602,319
(1) In connection with our merger with Spirit, we completed our debt exchange offer to exchange all outstanding notes issued by Spirit Realty, L.P. ("Spirit OP") on January 23, 2024 for new notes issued by Realty Income. Prior to the completion of our merger with Spirit on January 23, 2024, these notes were not the obligation of Realty Income. Additional details regarding the exchange offers are provided in the Note Exchange Offers Associated with our Merger with Spirit section below.
(2) Interest paid annually. Interest on the remaining senior unsecured notes and bond obligations included in the table is paid semi-annually.
(3) As a result of our merger with Spirit, the carrying values of the senior notes exchanged were adjusted to fair value. In conjunction with the pricing of our senior unsecured notes due January 2026, we entered into three-year, fixed-to-variable interest rate swaps, which are accounted for as fair value hedges. See note 13, Derivative Instruments for further details.

The following table summarizes the maturity of our notes and bonds payable as of March 31, 2024, excluding $254.1 million related to unamortized net discounts, deferred financing costs, and basis adjustments on interest rate swaps designated as fair value hedges (dollars in millions):

Year of Maturity	Principal
2024	$350.0
2025	1,050.0
2026	2,375.0
2027	2,321.5
2028	2,499.8
Thereafter	13,405.8
Totals	$22,002.1
As of March 31, 2024, the weighted average interest rate on our notes and bonds payable was 3.8%, and the weighted average remaining years until maturity was 6.5 years.
Interest incurred on all of the notes and bonds was $200.5 million and $130.3 million for the three months ended March 31, 2024, and 2023, respectively.
Our outstanding notes and bonds are unsecured; accordingly, we have not pledged any assets as collateral for these or any other obligations.
All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. At March 31, 2024, we were in compliance with these covenants.
B.    Note Issuances
During the three months ended March 31, 2024, we issued the following notes and bonds (in millions):

2024 Issuances	Date of Issuance	Maturity Date	Principal amount	Price of par value	Effective yield to maturity
4.750% Notes	January 2024	February 2029	$450.0	99.23%	4.923%
5.125% Notes	January 2024	February 2034	$800.0	98.91%	5.265%
C.    Note Exchange Offers Associated with our Merger with Spirit
As part of our merger with Spirit, Realty Income exchanged the following notes issued by Spirit OP, a wholly owned subsidiary of the Company with notes of identical terms issued by Realty Income (in millions):

Series of Spirit Notes	Tenders and Consents Received as of the Expiration Date	Percentage of Total Outstanding Principal Amount of Such Series of Spirit Notes
4.450% Notes due September 2026	$291.7	97.24%
3.200% Notes due January 2027	$292.7	97.56%
2.100% Notes due March 2028	$443.8	98.62%
4.000% Notes due July 2029	$391.7	97.93%
3.400% Notes due January 2030	$484.5	96.91%
3.200% Notes due February 2031	$445.0	98.90%
2.700% Notes due February 2032	$347.6	99.31%

To induce holders of the Spirit OP notes to participate in the exchange, Realty Income offered noteholders electing to exchange their notes a cash payment equal to 10 basis points of the note principal amount held. Across the various note classes, Realty Income had a success rate of approximately 98.1% on the exchange, resulting in a cash payment of $2.7 million to participating noteholders. The exchange was accounted for as a modification of the existing Spirit OP notes assumed in our merger with Spirit. The interest rate, interest payment dates, redemption terms and maturity of each series of Realty Income notes issued by Realty Income in the exchange offers were the same as those of the corresponding series of Spirit notes exchanged. With respect to the notes originally issued by Spirit OP that remained outstanding, we amended the indenture governing such notes to, among other things, eliminate substantially all of the restrictive covenants in such indenture.
11.    Noncontrolling Interests
As of March 31, 2024, we have eight entities with noncontrolling interests that we consolidate, including an operating partnership, Realty Income, L.P., and interests in consolidated property partnerships not wholly-owned by us.
The following table represents the change in the carrying value of all noncontrolling interests through March 31, 2024 (in thousands):

	Realty Income, L.P. units (1)	Other Noncontrolling Interests	Total
Carrying value at December 31, 2023	$114,072	$51,430	$165,502
Contributions	—	214	214
Distributions	(1,423)	(845)	(2,268)
Allocation of net income	1,402	213	1,615
Carrying value at March 31, 2024	$114,051	$51,012	$165,063
(1) 1,795,167 units were outstanding as of both March 31, 2024 and December 31, 2023.
At March 31, 2024, we are considered the primary beneficiary of Realty Income, L.P. and other VIEs. For further information, see note 1, Summary of Significant Accounting Policies.
12.    Fair Value Measurements
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
The following tables present the carrying values and estimated fair values of financial instruments as of March 31, 2024 and December 31, 2023 (in millions):

	March 31, 2024
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Loans receivable	$253.4	$—	$190.7	$67.3
Derivative assets	52.5	—	52.5	—
Total assets	$305.9	$—	$243.2	$67.3
Liabilities:
Mortgages payable	$201.0	$—	$—	$194.6
Notes and bonds payable	22,002.1	—	20,580.5	—
Derivative liabilities	105.8	—	105.8	—
Total liabilities	$22,308.9	$—	$20,686.3	$194.6

	December 31, 2023
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Loans receivable	$205.3	$—	$171.8	$33.5
Derivative assets	21.2	—	21.2	—
Total assets	$226.5	$—	$193.0	$33.5
Liabilities:
Mortgages payable	$822.4	$—	$—	$814.5
Notes and bonds payable	18,562.1	—	17,603.7	—
Derivative liabilities	119.6	—	119.6	—
Total liabilities	$19,504.1	$—	$17,723.3	$814.5
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

The following table reflects the carrying amounts and estimated fair values of our financial instruments not measured at fair value on our consolidated balance sheets (in millions):

	March 31, 2024		December 31, 2023
	Carrying value	Fair value	Carrying value	Fair value
Mortgages payable (1)	$201.0	$194.6	$822.4	$814.5
Notes and bonds payable (2)	$22,002.1	$20,580.5	$18,562.1	$17,603.7
(1)Excludes non-cash net premiums and discounts recorded on the mortgages payable. The unamortized balance of these net discounts was $0.5 million at March 31, 2024, and $0.4 million of net discounts at December 31, 2023. Also excludes deferred financing costs of $0.4 million at March 31, 2024 and December 31, 2023, respectively.
(2)Excludes non-cash net premiums and discounts recorded on notes payable. The unamortized balance of the net discounts was $159.4 million at March 31, 2024, and $125.3 million of net premiums at December 31, 2023. Also excludes deferred financing costs of $93.1 million and a favorable basis adjustment on interest rate swaps designated as fair value hedges of $1.6 million at March 31, 2024, and deferred financing costs of $83.8 million and a favorable basis adjustment on interest rate swaps designated as fair value hedges of $1.3 million at December 31, 2023.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 on the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level three inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at March 31, 2024, and December 31, 2023, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified as level two. For more details on our derivatives, see note 13, Derivative Instruments.
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

The following table summarizes our provisions for impairment on real estate investments during the periods indicated below (in millions):

	Three months ended March 31,
	2024	2023
Carrying value prior to impairment	$191.1	$35.6
Less: total provisions for impairment (1) (2)	(88.2)	(13.2)
Carrying value after impairment	$102.9	$22.4
(1) Excludes provision for current expected credit loss of $1.3 million at March 31, 2024.
(2) Real estate assets that were deemed to be impaired for the three months ended March 31, 2024 primarily relate to two office properties which were acquired and retained in our merger with VEREIT, Inc. ("VEREIT") in 2021.

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
13.    Derivative Instruments
In the normal course of business, our operations are exposed to economic risks from interest rates and foreign currency exchange rates. We may enter into derivative financial instruments to offset these underlying economic risks.
Derivatives Designated as Hedging Instruments - Cash Flow Hedges
We enter into foreign currency forward contracts to sell British Pound Sterling ("GBP") and Euro ("EUR") and buy USD to hedge the foreign currency risk associated with interest payments on intercompany loans denominated in GBP and EUR. Forward points on the forward contracts are included in the assessment of hedge effectiveness. We also execute variable-to-fixed interest rate swaps to add stability to interest expense and to manage our exposure to interest rate movements associated with our term loans and may also enter into interest rate swaption agreements.
Derivatives Designated as Hedging Instruments - Fair Value Hedges
Periodically, we enter into and designate fixed-to-floating interest rate swaps to manage interest rate risk by managing our mix of fixed-rate and variable-rate debt. These swaps involve the receipt of fixed-rate amounts for variable interest rate payments over the life of the swaps without exchange of the underlying principal amount. We also designate some of our cross-currency swaps as fair value hedges as we use them to hedge foreign currency risk associated with changes in spot rates on foreign-denominated debt. For these hedging instruments, we have elected to exclude the change in fair value of the cross-currency swaps related to both time value and cross-currency basis spread from the assessment of hedge effectiveness (the "excluded component"). Changes in the fair value of the cross-currency swaps attributable to these excluded components are recorded to other comprehensive income and subsequently recognized in 'Foreign currency and derivative gain, net' on a systematic and rational basis, as net cash settlements and interest accruals on the respective cross currency swaps occur, over the remaining life of the hedging instruments.
Derivatives Designated as Hedging Instruments - Net Investment Hedges
To mitigate the foreign currency exchange rate variations associated with our investment in EUR-denominated foreign operations, we may enter into derivative instruments, such as cross-currency swaps that qualify as net investment hedges under the criteria prescribed in accordance with ASC Topic 815-20, Hedging - General. We use the spot method of assessing hedge effectiveness and apply the consistent election to the excluded component by recognizing changes in the fair value of the hedging instruments attributable to the excluded component in the same manner as described above. Any difference between the change in the fair value of the excluded components and the amounts recognized in earnings is reported in other comprehensive income as part of the foreign cumulative translation adjustment. The gain or loss on the portion of the derivative instruments included in the assessment of effectiveness is reported in other comprehensive income as part of the 'Foreign currency translation adjustment' line item, to the extent the relationship is highly effective. If our net investment changes during a reporting period, the hedge relationship will be assessed for whether a de-designation is warranted (only if the hedge notional amount is outside of prescribed tolerance). Further, certain EUR-denominated bonds and borrowings under our Revolving Credit Facility and Term Loans (all as defined in Notes 7 and 8, respectively) may be also designated as, and are effective as, net investment hedge. Changes in the value of such borrowings, related to changes in the spot rates, will be recorded in the same manner as foreign currency translation adjustments.
Derivatives Not Designated as Hedging Instruments
We enter into foreign currency exchange swap agreements to reduce the effects of currency exchange rate fluctuations between the USD, our reporting currency, and GBP and EUR. These derivative contracts generally mature within one year and are not designated as hedge instruments for accounting purposes. As the currency exchange swap is not accounted for as a hedging instrument, the change in fair value is recorded in earnings through the caption entitled 'Foreign currency and derivative gain, net' in our consolidated statements of income and comprehensive income.

The following table summarizes the terms and fair values of our derivative financial instruments at March 31, 2024 and December 31, 2023 (dollars in millions):

Derivative Type	Number of Instruments (1)	Notional Amount as of		Weighted Average Strike Rate (2)	Maturity Date (3)	Fair Value - asset (liability) as of
Derivatives Designated as Hedging Instruments		March 31, 2024	December 31, 2023			March 31, 2024	December 31, 2023
Interest rate swaps (4)	12	$2,680.0	$1,630.0	3.71%	Jun 2025 - Aug 2027	$43.9	$0.3
Interest rate swaptions (5)	—	—	1,000.0	—		—	2.6
Cross-currency swaps - Fair Value	3	320.0	320.0	(6)	Oct 2032	(53.7)	(59.8)
Cross-currency swaps - Net Investment	3	280.0	280.0	(7)	Oct 2032	(47.8)	(53.2)
Foreign currency forwards	24	217.8	162.3	(8)	Apr 2024 - Jun 2025	2.2	2.7
		$3,497.8	$3,392.3			$(55.4)	$(107.4)
Derivatives not Designated as Hedging Instruments
Currency exchange swaps	4	$1,476.3	$1,810.6	(9)	Apr 2024 - May 2024	$2.1	$8.9
		$1,476.3	$1,810.6			$2.1	$8.9
Total of all Derivatives		$4,974.1	$5,202.9			$(53.3)	$(98.5)
(1)This column represents the number of instruments outstanding as of March 31, 2024.
(2)Weighted average strike rate is calculated using the notional value as of March 31, 2024.
(3)This column represents maturity dates for instruments outstanding as of March 31, 2024.
(4)During the three months ended March 31, 2024, we entered into five variable-to-fixed interest rate swaps when we extended maturity of the 2023 term loans and designated them as cash flow hedges. We also designated five variable-to-fixed interest rate swaps we acquired from Spirit as cash flow hedges to mitigate the interest rate risk associated with the term loans we assumed in conjunction with our merger with Spirit. The acquisition date fair value of these derivatives was $35.1 million in total and will be reclassified from AOCI to interest expense over the remaining life of the term loans on a systematic and rational basis.
(5)There were six interest swaptions equal to $1 billion in notional entered into in March 2023, of which $800 million was terminated in January 2024 in connection with a senior unsecured note issuance. A total termination premium of $3.4 million we received was deferred in other comprehensive income and will be recognized in interest expense over the 10-year tenor of the notes due 2034. The remaining swaption of the $200 million notional expired in January 2024.
(6)USD fixed rate of 5.625% and EUR weighted average fixed rate of 4.681%.
(7)USD fixed rate of 5.625% and EUR weighted average fixed rate of 4.716%.
(8)Weighted average forward GBP-USD exchange rate of 1.28.
(9)Weighted average exchange rates of 0.86 for EUR-GBP and 1.27 for GBP-USD.
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

The following table summarizes the amount of unrealized gain (loss) on derivatives and foreign currency translation adjustments in other comprehensive income (in thousands):

	Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships	2024	2023
Interest rate swaps	$9,916	$(1,720)
Foreign currency forwards	(570)	(5,113)
Interest rate swaptions	1,717	(1,287)
Total derivatives in cash flow hedging relationships	$11,063	$(8,120)
Derivatives in Fair Value Hedging Relationships
Cross-currency swaps - Fair Value	$(2,141)	$5,958
Total derivatives in fair value hedging relationships	$(2,141)	$5,958
Total unrealized gain (loss) on derivatives, net	$8,922	$(2,162)
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps - Net Investment	$4,873	$—
Total unrealized gain recorded in foreign currency translation adjustment	$4,873	$—
The following table summarizes the amount of gain (loss) on derivatives reclassified from AOCI (in thousands):

		Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships	Location of Gain Recognized in Income	2024	2023
Interest rate swaps	Interest expense	$8,932	$1,480
Foreign currency forwards	Foreign currency and derivative gain, net	2,111	1,431
Interest rate swaptions	Interest expense	(982)	—
Total derivatives in cash flow hedging relationships		$10,061	$2,911
Derivatives in Fair Value Hedging Relationships
Cross-currency swaps - Fair Value	Foreign currency and derivative gain, net	$461	$294
Total derivatives in fair value hedging relationships		$461	$294
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps - Net Investment	Foreign currency and derivative gain, net	$869	$—
Total derivatives in net investment hedging relationships		$869	$—
Net increase to net income		$11,391	$3,205
We expect to reclassify $24.0 million from AOCI as a decrease to interest expense relating to interest rate swaps and $3.3 million from AOCI to foreign currency gain relating to foreign currency forwards within the next twelve months.

The following table details our foreign currency and derivative gains (losses), net included in income (in thousands):

	Three months ended March 31,
	2024	2023
Realized foreign currency and derivative (loss) gain, net:
Loss on the settlement of undesignated derivatives	$(15,265)	$(345)
Gain on the settlement of designated derivatives reclassified from AOCI	3,441	1,725
(Loss) gain on the settlement of transactions with third parties	(6)	1,326
Total realized foreign currency and derivative (loss) gain, net	$(11,830)	$2,706
Unrealized foreign currency and derivative gain (loss), net:
Gain (loss) on the change in fair value of undesignated derivatives	$2,138	$(782)
Gain on remeasurement of certain assets and liabilities	13,738	8,398
Total unrealized foreign currency and derivative gain, net	$15,876	$7,616
Total foreign currency and derivative gain, net	$4,046	$10,322
14.    Lessor Operating Leases
At March 31, 2024, we owned or held interests in 15,485 properties. Of the 15,485 properties, 15,189, or 98.1%, are single-client properties, and the remaining are multi-client properties. At March 31, 2024, 217 properties were available for lease or sale. The majority of our leases are accounted for as operating leases.
The vast majority of our leases are net leases where our client pays or reimburses us for property taxes and assessments and carries insurance coverage for public liability, property damage, fire, and extended coverage.
Rent based on a percentage of our client's gross sales, or percentage rent, for the three months ended March 31, 2024, and 2023 was $5.3 million, and $4.1 million, respectively.
No individual client’s rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the three months ended March 31, 2024, and 2023.
15.    Stockholders' Equity
A.Common Stock
We pay monthly distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for the periods indicated below:

	Three months ended March 31,
Month	2024	2023
January	$0.2565	$0.2485
February	0.2565	0.2485
March	0.2565	0.2545
Total	$0.7695	$0.7515
At March 31, 2024, a distribution of $0.2570 per common share was payable and was paid in April 2024.
B.    At-the-Market ("ATM") Program
Under our current ATM program, which we entered into in August 2023, we may offer and sell up to 120.0 million shares of common stock (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE under the ticker symbol "O" at prevailing market prices or at negotiated prices. Upon settlement, subject to certain exceptions, we may elect, in our sole discretion, to cash settle or net share settle all or any portion of our obligations under any forward sale agreement, in which cases we may not receive any proceeds (in the case of cash settlement) or will not receive any proceeds (in the case of net share settlement), and we may owe cash (in the case of cash settlement) or shares of our common stock (in the case of net share settlement) to the relevant forward purchaser. As of March 31, 2024, we had 76.7 million shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.

The following table outlines common stock issuances pursuant to our ATM programs (dollars in millions, shares in thousands):

	Three months ended March 31,
	2024	2023
Shares of common stock issued under the ATM program (1)	9,604	12,664
Gross proceeds	$547.0	$801.7
Sales agents' commissions and other offering expenses	(3.5)	(5.5)
Net proceeds	$543.5	$796.2
(1) During the three months ended March 31, 2024, 4.6 million shares were sold, and 9.6 million shares were settled pursuant to forward sale confirmations. In addition, as of March 31, 2024, 1.2 million shares of common stock subject to forward sale confirmations have been executed, but not settled, at a weighted average initial gross price of $54.00 per share. We currently expect to fully settle forward sale agreements outstanding by June 30, 2024, representing $62.9 million in net proceeds, for which the weighted average forward price at March 31, 2024 was $53.70 per share.
C.    Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
Our DRSPP provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. It also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26.0 million common shares to be issued. At March 31, 2024, we had 10.9 million shares remaining for future issuance under our DRSPP program.
The following table outlines common stock issuances pursuant to our DRSPP program (dollars in millions, shares in thousands):

	Three months ended March 31,
	2024	2023
Shares of common stock issued under the DRSPP program	58	42
Gross proceeds	$3.1	$2.7
16.    Redeemable Preferred Stock
As part of the Merger Agreement with Spirit, each outstanding share of Spirit’s 6.000% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share, converted into the right to receive one share of newly issued Realty Income 6.000% Series A Cumulative Redeemable Preferred Stock, having substantially the same terms as the Spirit Series A Preferred Stock, resulting in 6.9 million shares of Realty Income Series A Preferred Stock issued. We are authorized to issue up to 69.9 million shares of our preferred stock. As of March 31, 2024, we had 6.9 million shares of our preferred stock outstanding. The 6.000% Series A Cumulative Redeemable Preferred Stock trades on the NYSE under the ticker symbol "O PR".
The 6.000% Series A Cumulative Redeemable Preferred Stock is classified as mezzanine equity on our consolidated balance sheets as it is contingently redeemable for cash or the value of the property, rights or securities to be paid or distributed upon the occurrence of a change of control event, which is not solely within our control.
Our preferred stock pays cumulative cash dividends at the rate of 6.000% per annum on their liquidation preference of $25.00 per share (equivalent to $1.50 per share on an annual basis). We may, at our option, redeem the 6.000% Series A Cumulative Redeemable Preferred Stock, in whole or in part, at any time for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends up to, but excluding, the redemption date. Dividends are payable quarterly in arrears on or about the last day of March, June, September and December of each year. During the three months ended March 31, 2024, we paid one quarterly dividend to holders of our preferred stock totaling $0.375 per share, or $2.6 million.
17.    Common Stock Incentive Plan
This note should be read in conjunction with the more complete discussion of the Realty Income 2021 Incentive Award Plan (the "2021 Plan"), included in note 19 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023.

The amount of share-based compensation costs recognized in 'General and administrative' in our consolidated statements of income and comprehensive income was $9.3 million and $6.3 million during the three months ended March 31, 2024, and 2023, respectively.
In connection with the Merger, each outstanding Spirit restricted stock award and performance share award was cancelled and converted into Realty Income common stock, using the Exchange Ratio in accordance with the Merger Agreement. The issuance is excluded from the sections below, as the awards were not granted under the 2021 Plan. The aggregate fair value of fully vested Spirit awards converted into Realty Income common stock was $66.5 million, of which i.) $41.7 million related to pre-combination services and is included in the consideration transferred in the merger and ii.) $24.8 million of expense was recognized in January in merger and integration-related costs related to the value attributable to post-combination services. For more details, please see note 2, Merger with Spirit Realty Capital, Inc.
A.    Restricted Stock and Restricted Stock Units
During the three months ended March 31, 2024, we granted 296,871 shares of common stock under the 2021 Plan. This included 4,000 total shares of restricted stock granted to the new independent member of our Board of Directors, which vest in equal parts over a three-year service period. Our restricted stock awards granted to employees vest over a service period not exceeding four-years.
During the three months ended March 31, 2024, we also granted 30,322 restricted stock units, all of which vest over a four-year service period.
As of March 31, 2024, the remaining unamortized share-based compensation expense related to restricted stock awards and units totaled $29.5 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and conditions of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.
B.    Performance Shares
During the three months ended March 31, 2024, we granted 274,358 performance shares, as well as dividend equivalent rights, to our executive officers. The performance shares are earned based on our Total Shareholder Return ("TSR") performance relative to select industry indices and peer groups as well as achievement of certain operating metrics, and vest 50% on the first and second January 1 after the end of the three-year performance period, subject to continued service.
As of March 31, 2024, the remaining share-based compensation expense related to the performance shares totaled $29.7 million. The performance shares are being recognized on a tranche-by-tranche basis over the service period. The fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model.
18.    Net Income per Common Share
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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation (shares in thousands):

	Three months ended March 31,
	2024	2023
Weighted average shares used for the basic net income per share computation	834,940	660,462
Incremental shares from share-based compensation	289	408
Dilutive effect of forward ATM offerings	13	369
Weighted average shares used for diluted net income per share computation	835,242	661,239
Unvested shares from share-based compensation that were anti-dilutive	188	127
Weighted average partnership common units convertible to common shares that were anti-dilutive	1,795	1,795
Weighted average forward ATM offerings that were anti-dilutive	453	46
19.    Supplemental Disclosures of Cash Flow Information
The following table summarizes our supplemental cash flow information during the periods indicated below (in thousands):

	Three months ended March 31,
	2024	2023
Supplemental disclosures:
Cash paid for interest	$229,182	$146,461
Cash paid for income taxes	$21,582	$2,768
Non-cash activities:
Net increase (decrease) in fair value of derivatives	$45,133	$(58,667)
Term loans assumed at fair value	$1,300,000	$—
Notes payable assumed at fair value	$2,481,486	$—
The following table provides a reconciliation of cash and cash equivalents reported on our consolidated balance sheets to the total of the cash, cash equivalents, and restricted cash reported within our consolidated statements of cash flows (in thousands):

	March 31, 2024	March 31, 2023
Cash and cash equivalents shown in the consolidated balance sheets	$680,159	$164,576
Restricted escrow deposits (1)	6,401	50,009
Impounds related to mortgages payable (1)	10,226	29,180
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$696,786	$243,765
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
At March 31, 2024, we had commitments of $101.4 million, which primarily relate to tenant improvements, re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of March 31, 2024, we had committed $536.1 million under construction contracts related to development projects, which have estimated rental revenue commencement dates between April 2024 and March 2026.

21.    Subsequent Events
A.     Dividends
In April 2024, we declared a dividend of $0.2570 per share to our common stockholders, which will be paid in May 2024.
B.    Loan Repayment
In April 2024, a $33.0 million secured loan to an operator of Emagine Theaters, assumed in the Spirit merger, was repaid in full.

Item 2:                              Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the documents incorporated by reference, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. When used in this quarterly report, the words “estimated,” “anticipated,” “expect,” “believe,” “intend,” “continue,” “should,” “may,” “likely,” “plans,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include discussions of our business and portfolio; growth strategies and intentions to acquire or dispose of properties (including timing, partners, clients and terms); re-leases, re-development and speculative development of properties and expenditures related thereto; future operations and results; the announcement of operating results, strategy, plans, and the intentions of management; settlement of shares of common stock sold pursuant to forward sale confirmations under our ATM program; dividends; and trends in our business, including trends in the market for long-term leases of freestanding, single-client properties. Forward-looking statements are subject to risks, uncertainties, and assumptions about the Company which may cause our actual future results to differ materially from expected results. Some of the factors that could cause actual results to differ materially are, among others, our continued qualification as a real estate investment trust; general domestic and foreign business, economic, or financial conditions; competition; fluctuating interest and currency rates; inflation and its impact on our clients and us; access to debt and equity capital markets and other sources of funding (including the terms and partners of such funding); continued volatility and uncertainty in the credit markets and broader financial markets; other risks inherent in the real estate business including our clients' solvency, client defaults under leases, increased client bankruptcies, potential liability relating to environmental matters, illiquidity of real estate investments, and potential damages from natural disasters; impairments in the value of our real estate assets; changes in domestic and foreign income tax laws and rates; property ownership through joint ventures, partnerships and other arrangements which may limit control of the underlying investments; epidemics or pandemics including measures taken to limit their spread, the impacts on us, our business, our clients, and the economy generally; the loss of key personnel; the outcome of any legal proceedings to which we are a party or which may occur in the future; acts of terrorism and war; and the anticipated benefits from mergers and acquisitions including from the merger (the "Merger") with Spirit Realty Capital, Inc. ("Spirit").
Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, for the year ended December 31, 2023.
Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are not guarantees of future plans and performance and speak only as of the date this quarterly report was filed with the Securities and Exchange Commission (the "SEC"). Actual plans and operating results may differ materially from what is expressed or forecasted in this quarterly report and forecasts made in the forward-looking statements discussed in this quarterly report might not materialize. We do not undertake any obligation to update forward-looking statements or publicly release the results of any forward-looking statements that may be made to reflect events or circumstances after the date these statements were made.
OVERVIEW
Realty Income (NYSE: O), an S&P 500 company, is real estate partner to the world's leading companies. Founded in 1969, we invest in diversified commercial real estate and have a portfolio of over 15,450 properties in all 50 U.S. states, the U.K., and six other countries in Europe. We are known as "The Monthly Dividend Company®," and have a mission to deliver stockholders dependable monthly dividends that grow over time. Since our founding, we have declared 646 consecutive monthly dividends and are a member of the S&P 500 Dividend Aristocrats® index for having increased our dividend for the last 25 consecutive years.
As of March 31, 2024, we owned or held interests in 15,485 properties, with approximately 334.2 million square feet of leasable space leased to 1,552 clients doing business in 89 separate industries. Of the 15,485 properties in our portfolio as of March 31, 2024, 15,189, or 98.1%, were single-client properties, of which 14,978 were leased, and the remaining were multi–client properties. Our total portfolio of 15,485 properties as of March 31, 2024 had a weighted average remaining lease term (excluding rights to extend a lease at the option of the client) of approximately 9.8 years. Total portfolio annualized contractual rent (defined as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables) on our leases as of March 31, 2024 was $4.79 billion.

As of March 31, 2024, approximately 36.2% of our total portfolio annualized contractual rent comes from properties leased to our investment grade clients, their subsidiaries or affiliated companies. As of March 31, 2024, our top 20 clients (based on percentage of total portfolio annualized contractual rent) represented approximately 36.3% of our annualized rent and 10 of these clients have investment grade credit ratings or are subsidiaries or affiliates of investment grade companies. Approximately 91% of our annualized retail contractual rent as of March 31, 2024, is derived from our clients with a service, non-discretionary, and/or low price point component to their business.
Unless otherwise specified, references to rental revenue in the Management's Discussion and Analysis of Financial Condition and Results of Operations are exclusive of reimbursements from clients for recoverable real estate taxes and operating expenses totaling $72.7 million and $59.6 million for the three months ended March 31, 2024, and 2023, respectively.
RECENT DEVELOPMENTS
Closing of Spirit Merger
On January 23, 2024, we closed on our previously announced stock-for-stock merger with Spirit (formerly NYSE: SRC). The Merger is further described in note 2, Merger with Spirit Realty Capital, Inc., to the consolidated financial statements. We assumed the Spirit portfolio, which consisted of 2,018 U.S. retail, industrial and other properties across 49 states.
Increases in Monthly Dividends to Common Stockholders
We have continued our 55-year history of paying monthly dividends. In addition, we increased the dividend twice during 2024. As of April 2024, we have paid 106 consecutive quarterly dividend increases and increased the dividend 124 times since our listing on the NYSE in 1994.

2024 Dividend increases	Month Declared	Month Paid	Monthly Dividend per share	Increase per share
1st increase	Dec 2023	Jan 2024	$0.2565	$0.0005
2nd increase	Mar 2024	Apr 2024	$0.2570	$0.0005
The dividends paid per share during 2024 totaled $0.7695, as compared to $0.7515 during 2023, an increase of $0.018, or 2.4%.
The monthly dividend of $0.257 per share represents a current annualized dividend of $3.084 per share, and an annualized dividend yield of 5.7% based on the last reported sale price of our common stock on the NYSE of $54.10 on March 31, 2024. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.
Investments During the Three Months Ended March 31, 2024
During the three months ended March 31, 2024, we invested $0.6 billion at an initial weighted average cash yield of 7.8%, in 153 properties and properties under development or expansion. See note 4, Investments in Real Estate, to the consolidated financial statements for further details.
Equity Capital Raising
During the three months ended March 31, 2024, we raised $550.1 million of proceeds from the sale of common stock, at a weighted average price of $56.93 per share, primarily through proceeds from the sale of common stock through our ATM program. The ATM program issuances during the three months ended March 31, 2024 included 9.6 million shares issued pursuant to forward sale confirmations. As of March 31, 2024, 1.2 million shares of common stock subject to forward sale confirmations have been executed but not settled. See note 15, Stockholders' Equity, to the consolidated financial statements for further details.
Note Issuances
In January 2024, we issued $450.0 million of 4.750% senior unsecured notes due February 2029 and $800.0 million of 5.125% senior unsecured notes due February 2034. In connection with the Merger, we also completed the $2.7 billion exchange in principal of outstanding notes issued by Spirit Realty, L.P. (“Spirit OP”).
See note 10, Notes Payable, to the consolidated financial statements for further details.

Portfolio Discussion
Leasing Results
At March 31, 2024, we had 217 properties available for lease or sale out of 15,485 properties in our portfolio, which represents a 98.6% occupancy rate based on the number of properties in our portfolio. Our property-level occupancy rates exclude properties with ancillary leases only, such as cell towers and billboards, properties with possession pending, and include properties owned by unconsolidated joint ventures.
Below is a summary of our portfolio activity for the periods indicated below:

Three months ended March 31, 2024
Properties available for lease at December 31, 2023	193
Lease expirations (1) (2)	245
Re-leases to same client	(166)
Re-leases to new client	(12)
Vacant dispositions	(43)
Properties available for lease at March 31, 2024	217
(1)Includes scheduled and unscheduled expirations (including leases rejected in bankruptcy), as well as future expirations resolved in the periods indicated above.
(2) Includes 26 properties acquired through the merger with Spirit in January 2024.
During the three months ended March 31, 2024, the new annualized contractual rent on re-leases was $59.37 million, as compared to the previous annual rent of $56.91 million on the same units, representing a rent recapture rate of 104.3% on the units re-leased. We re-leased nine units to new clients without a period of vacancy, and seven units to new clients after a period of vacancy.
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
Impact of Real Estate and Capital Markets
In the commercial real estate market, property prices generally continue to fluctuate. Likewise, during certain periods, the global capital markets have experienced significant price volatility, dislocations, and liquidity disruptions, which may impact our access to and cost of capital. We continually monitor the commercial real estate and global capital markets carefully and, if required, will make decisions to adjust our business strategy accordingly.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2024, we had $4.0 billion of liquidity, which consists of cash and cash equivalents of $680.2 million, unsettled ATM forward equity of $62.9 million, and $3.2 billion of availability under our $4.25 billion unsecured revolving credit facility, net of $806.5 million of borrowing on the revolving     credit facility and after deducting $216.0 million in borrowings under our commercial paper programs. We use our unsecured revolving credit facility as a liquidity backstop for the repayment of the notes issued under these programs.
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
We expect to fund the next twelve months of obligations through a combination of the following:
•Cash and cash equivalents;
•Future cash flows from operations;
•Issuances of common stock or debt;
•Additional borrowings under our revolving credit facility (after deducting outstanding borrowings under our commercial paper programs); and
•Investment dispositions and/or credit investment repayments.
We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months. We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility and commercial paper programs.
Long-Term Liquidity Requirements
Our goal is to deliver dependable monthly dividends to our stockholders that increase over time. Historically, we have met our principal short-term and long-term capital needs, including the funding of high-quality real estate acquisitions, investments in loans to clients, property development, and capital expenditures by issuing common stock, long-term unsecured notes, and term loan borrowings. Over the long term, we believe that common stock should be the majority of our capital structure. We may issue common stock when we believe our share price is at a level that allows for the proceeds of an offering to be accretively invested into additional properties or to permanently finance properties that were initially financed by our revolving credit facility, commercial paper programs, or shorter-term debt securities. However, we cannot assure you that we will have access to the capital markets at all times and at terms that are acceptable to us.
Capitalization
As of March 31, 2024, our total market capitalization was $73.6 billion. Total market capitalization consisted of $47.2 billion of common equity (based on the March 31, 2024 closing price on the NYSE of $54.10 and assuming the conversion of 1.8 million common units of Realty Income, L.P.), aggregate liquidation value (based on a redemption price of $25.00 per share) of 6.000% Series A Cumulative Redeemable Preferred Stock of $0.2 billion, and total outstanding borrowings of $26.3 billion on our revolving credit facility, commercial paper, term loans, mortgages payable, senior unsecured notes and bonds, and our proportionate share of unconsolidated entities' debt (excluding unamortized deferred financing costs, discounts, and premiums). Our total debt and preferred stock to total market capitalization was 35.9% at March 31, 2024.
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

ATM Program
As of March 31, 2024, there were approximately 1.2 million shares of unsettled common stock subject to forward sale confirmations through our ATM program, representing approximately $62.9 million in expected net proceeds, which have been executed at a weighted average price of $53.70 per share (assuming full physical settlement of all outstanding shares of common stock, subject to such forward sale agreements and certain assumptions made with respect to settlement dates). During the three months ended March 31, 2024, we settled approximately 9.6 million shares of common stock previously sold pursuant to forward sale agreements through our ATM program for approximately $543.5 million of net proceeds. As of March 31, 2024, we had 76.7 million shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
Debt Financing Activities
At March 31, 2024, our total outstanding borrowings of revolving credit facility, commercial paper, term loans, mortgages payable, and senior unsecured notes and bonds were $25.6 billion, with a weighted average maturity of 5.9 years and a weighted average interest rate of 3.9%. As of March 31, 2024, approximately 94% of our total debt was fixed rate debt. See notes 7 through 10 to the consolidated financial statements for additional information about our outstanding debt, along with our debt financing activities during the three months ended March 31, 2024 below.
Note Issuances
During the three months ended March 31, 2024, we issued the following notes and bonds (in millions):

Note Issuance	Date of Issuance	Maturity Date	Principal amount	Price of par value	Effective yield to maturity
4.750% Notes	January 2024	February 2029	$450.0	99.23%	4.923%
5.125% Notes	January 2024	February 2034	$800.0	98.91%	5.265%
In connection with the Merger, we also completed the $2.7 billion exchange in principal of outstanding notes issued by Spirit OP.
Note Repayment
During the three months ended March 31, 2024, we repaid the following notes, plus accrued and unpaid interest upon maturity (in millions):

Note Repayment	Date of Issuance	Maturity Date	Principal amount
4.600% Notes	February 2014	February 2024	$500.0
Term Loans
In January 2024, in connection with our merger with Spirit, we entered into an amended and restated term loan agreement (which replaced Spirit's then-existing term loans with various lenders). The amended and restated term loan agreements are fixed through interest rate swaps at a weighted average interest rate of 3.9%. Pursuant to the amended and restated term loan agreement, we borrowed $800.0 million in aggregate total borrowings, $300.0 million of which matures in August 2025 and $500.0 million of which matures in August 2027 (the “$800 million term loan agreement”). We also entered into an amended and restated term loan agreement pursuant to which we borrowed $500.0 million in aggregate total borrowings which matures in June 2025 (the “$500 million term loan agreement”).
Our 2023 term loan agreement allows us to incur up to an aggregate of $1.5 billion in multi-currency borrowings. As of March 31, 2024, we had $1.1 billion in multi-currency borrowings, including $90.0 million, £705.0 million, and €85.0 million in outstanding borrowings. The 2023 term loans mature in January 2025, with one remaining twelve-month maturity extension available at our option. Our A3/A- credit ratings provide for a borrowing rate of 80 basis points over the applicable benchmark rate, which includes adjusted SOFR for USD-denominated loans, adjusted SONIA for Sterling-denominated loans, and EURIBOR for Euro-denominated loans. In January 2024, we entered into interest rate swaps which fix our per annum interest rate at 4.9% until term loan maturity in January 2026.
Term Loan Redemption
During the three months ended March 31, 2024, we repaid our $250.0 million senior unsecured term loan in full upon maturity.
Mortgages Repaid
During the three months ended March 31, 2024, we made $621.2 million in principal payments, including the full repayment of two mortgages for $620.0 million.

Covenants
The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. GAAP, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants and are not measures of our liquidity or performance. The actual amounts as of March 31, 2024, are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	41.0%
Limitation on incurrence of secured debt	< 40% of adjusted assets	0.4%
Debt service coverage (trailing 12 months) (1)	> 1.5x	4.5x
Maintenance of total unencumbered assets	> 150% of unsecured debt	242.5%
(1) Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on April 1, 2023 and subject to certain additional adjustments. Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of April 1, 2023, nor does it purport to reflect our debt service coverage ratio for any future period. The following is our calculation of debt service and fixed charge coverage at March 31, 2024 (in thousands, for trailing twelve months):

Net income attributable to the Company	$779,575
Plus: interest expense, excluding the amortization of deferred financing costs	790,738
Plus: provision for taxes	55,573
Plus: depreciation and amortization	2,024,763
Plus: provisions for impairment	157,227
Plus: pro forma adjustments	733,626
Less: gain on sales of real estate	(37,963)
Income available for debt service, as defined	$4,503,539
Total pro forma debt service charge	$999,283
Debt service coverage ratio	4.5x
Fixed Charge Coverage Ratio
The fixed charge coverage ratio is calculated in exactly the same manner as the debt service coverage ratio, except that preferred stock dividends are also added to the denominator. Similar to the debt service coverage ratio, we consider the fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments. Our calculations of both debt service and fixed charge coverage ratios may be different from the calculations used by other companies and, therefore, comparability may be limited. The presentation of debt service and fixed charge coverage ratios should not be considered alternatives to any U.S. GAAP operating performance measures. Below is our calculation of fixed charges at March 31, 2024 (in thousands, for the trailing twelve months):

Income available for debt service, as defined	4,513,889
Pro forma debt service charge plus preferred stock dividends	1,009,633
Fixed charge coverage ratio	4.5x
Credit Agency Ratings
The borrowing interest rates under our revolving credit facility are based upon our ratings assigned by credit rating agencies. As of March 31, 2024, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook and Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook. In addition, we were assigned the following ratings on our commercial paper at March 31, 2024: Moody's Investors Service has assigned a rating of P-2 and Standard & Poor's Ratings Group has assigned a rating of A-2.

Based on our credit agency ratings as of March 31, 2024, interest rates under our credit facility for U.S. borrowings would have been at the Secured Overnight Financing Rate ("SOFR"), plus 0.725% with a SOFR adjustment charge of 0.10% and a revolving credit facility fee of 0.125%, for all-in drawn pricing of 0.95% over SOFR, for British Pound Sterling borrowings, at the Sterling Overnight Indexed Average (“SONIA”), plus 0.725% with a SONIA adjustment charge of 0.0326% and a revolving credit facility fee of 0.125%, for all-in drawn pricing of 0.8826% over SONIA, and for Euro Borrowings at one-month Euro Interbank Offered Rate (“EURIBOR”), plus 0.725%, and a revolving credit facility fee of 0.125%, for all-in drawn pricing of 0.85% over one-month EURIBOR. In addition, our credit facility provides that the interest rates can range between: (i) SOFR/SONIA/EURIBOR, plus 1.40% if our credit rating is lower than BBB-/Baa3 or our senior unsecured debt is unrated and (ii) SOFR/SONIA/EURIBOR, plus 0.70% if our credit rating is A/A2 or higher. In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which ranges from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher.
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
Material Cash Requirements
The following table summarizes the maturity of each of our obligations as of March 31, 2024 (dollars in millions):

	Credit Facility and Commercial Paper (1)	Unsecured Term Loans (2)	Mortgages Payable	Senior Unsecured Notes and Bonds	Interest (3)	Ground Leases Paid by the Company (4)	Ground Leases Paid by Our Clients (5)	Other (6)	Totals
2024	$216.0	$—	$119.3	$350.0	$736.3	$10.0	$24.1	$536.2	$1,991.9
2025	—	800.0	43.7	1,050.0	928.3	13.6	32.1	88.4	2,956.1
2026	806.5	1,073.0	12.0	2,375.0	771.9	19.3	32.4	8.8	5,098.9
2027	—	500.0	22.3	2,321.5	668.7	10.8	32.4	0.3	3,556.0
2028	—	—	1.3	2,499.8	564.8	10.6	27.4	—	3,103.9
Thereafter	—	—	2.4	13,405.8	2,508.9	311.3	364.8	3.8	16,597.0
Totals	$1,022.5	$2,373.0	$201.0	$22,002.1	$6,178.9	$375.6	$513.2	$637.5	$33,303.8
(1) The initial term of the credit facility expires in June 2026 and includes, at our option, two six-month extensions. At March 31, 2024, there were $806.5 million of outstanding borrowings under our revolving credit facility. Commercial paper programs outstanding were $216.0 million at March 31, 2024, which mature between April 2024 and May 2024.
(2) The maturity date for our 2023 term loans assumes a twelve-month extension available at the company's option is exercised.
(3) Interest on the commercial paper programs, term loans, mortgages payable, and senior unsecured notes and bonds has been calculated based on outstanding balances at period end through their respective maturity dates.
(4) We currently pay the ground lessors directly for the rent under the ground leases.
(5) Our clients, who are generally sub-tenant clients under ground leases, are responsible for paying the rent under these ground leases. In the event our client fails to pay the ground lease rent, we are primarily responsible.
(6) “Other” consists of $536.1 million of commitments under construction contracts, and $101.4 million for tenant improvements, re-leasing costs, recurring capital expenditures, and non-recurring building improvements.
Investments in Unconsolidated Entities
As of March 31, 2024, our pro-rata share of secured debt of unconsolidated entities was approximately $659.2 million.

DIVIDEND POLICY
Distributions are paid monthly to holders of shares of our common stock.
Distributions are paid monthly to the limited partners holding common units of Realty Income, L.P., each on a per unit basis that is equal to the amount paid per share to our common stockholders.
In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2023, our cash distributions to common stockholders totaled $2.11 billion, or approximately 115.9% of estimated taxable income of $1.82 billion. Certain measures are available to us to reduce or eliminate our tax exposure as a REIT, and accordingly, no provision for federal income taxes, other than our taxable REIT subsidiaries (each, a "TRS"), has been made. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance. We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our cash on hand and funds from operations are sufficient to support our current level of cash distributions to our stockholders. We distributed $0.7695 per share to stockholders during the three months ended March 31, 2024, representing 74.8% of our diluted Adjusted Funds from Operations Available to Common Stockholders ("AFFO") per share of $1.03.
The preferred stockholders receive cumulative distributions at a rate of 6.000% per annum on the $25.00 per share liquidation preference (equivalent to $1.50 per annum per share). Dividends on our preferred stock are current.
Future distributions will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, Funds from Operations Available to Common Stockholders ("FFO"), Normalized Funds from Operations Available to Common Stockholders ("Normalized FFO"), AFFO, cash flow from operations, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, our debt service requirements, and any other factors the Board of Directors may deem relevant. In addition, our credit facility contains financial covenants that could limit the amount of distributions payable by us in the event of a default, and which prohibit the payment of distributions on our common or preferred stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our credit facility.
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

RESULTS OF OPERATIONS
The following is a comparison of our results of operations for the three months ended March 31, 2024 and 2023.
Total Revenue
The following summarizes our total revenue (dollars in thousands):

	Three months ended March 31,
	2024	2023	Change
Rental (excluding reimbursable)	$1,135,454	$865,709	$269,745
Rental (reimbursable)	72,715	59,580	13,135
Other	52,316	19,110	33,206
Total revenue	$1,260,485	$944,399	$316,086
Rental Revenue (excluding reimbursable)
The table below summarizes our rental revenue (excluding reimbursable) for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Number of Properties	Three months ended March 31,
		2024	2023	Change
Properties acquired during 2024 & 2023	3,409	$272,586	$6,839	$265,747
Same store rental revenue (1)	11,716	843,453	837,053	6,400
Constant currency adjustment (2)	N/A	504	(3,352)	3,856
Properties sold during and prior to 2024	174	351	4,440	(4,089)
Straight-line rent and other non-cash adjustments	N/A	695	1,851	(1,156)
Vacant rents, development and other (3)	360	17,676	16,683	993
Other excluded revenue (4)	N/A	189	2,195	(2,006)
Totals		$1,135,454	$865,709	$269,745
(1)The same store rental revenue percentage increase for the three months ended March 31, 2024 as compared to the same period in 2023 is 0.8%.
(2)For purposes of comparability, same store rental revenue is presented on a constant currency basis using the exchange rate as of March 31, 2024. None of the properties in France, Germany, Ireland or Portugal met our same store pool definition for the periods presented. In addition, the same store pool excludes properties assumed on January 23, 2024 as a result of our merger with Spirit.
(3)Relates to the aggregate of (i) rental revenue from 318 properties that were available for lease during part of 2024 or 2023, and (ii) rental revenue for 42 properties under development or completed developments that do not meet our same store pool definition for the periods presented.
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
Of the 16,414 in-place leases in the portfolio, which excludes 315 vacant units, 13,558, or 82.6%, were under leases that provide for increases in rents through: base rent increases tied to inflation (typically subject to ceilings), percentage rent based on a percentage of the clients’ gross sales, fixed increases, or a combination of two or more of the aforementioned rent provisions.
Rent based on a percentage of our client's gross sales, or percentage rent, was $5.3 million and $4.1 million for the three months ended March 31, 2024 and 2023, respectively, which represents less than 1% of rental revenue.
At March 31, 2024, our portfolio of 15,485 properties was 98.6% leased with 217 properties available for lease or sale, as compared to 98.6% leased with 193 properties available for lease at December 31, 2023, and 99.0% leased with 131 properties available for lease at March 31, 2023. It has been our experience that approximately 1% to 4% of our property portfolio will be available for lease at any given time; however, it is possible that the number of properties available for lease or sale could increase in the future, given the nature of economic cycles and other unforeseen global events.

Rental Revenue (reimbursable)
A number of our leases provide for contractually obligated reimbursements from clients for recoverable real estate taxes and operating expenses. The increase in contractually obligated reimbursements by our clients for the three months ended March 31, 2024 as compared with the same period in 2023 is primarily due to higher recoverable real estate taxes and higher recoverable common area maintenance expenses from overall portfolio growth.
Other Revenue
Other revenue primarily relates to interest income recognized on financing receivables for certain leases with above-market terms and interest income recognized on client loans and preferred equity investments. The increase in other revenue for the three months ended March 31, 2024 as compared with the same period in 2023 is primarily due to higher interest income on financing receivables of $12.6 million driven by an increase in recent sale-leaseback transactions with above-market lease terms, in addition to an increase of $20.4 million from interest income earned on loans and preferred equity investments.
Total Expenses
The following summarizes our total expenses (in thousands):

	Three months ended March 31,
	2024	2023	Change
Depreciation and amortization	$581,064	$451,477	$129,587
Interest	240,614	154,132	86,482
Property (excluding reimbursable)	16,646	9,817	6,829
Property (reimbursable)	72,715	59,580	13,135
General and administrative	40,842	34,167	6,675
Provisions for impairment	89,489	13,178	76,311
Merger and integration-related costs	94,104	1,307	92,797
Total expenses	$1,135,474	$723,658	$411,816
Total revenue (1)	$1,187,770	$884,819
General and administrative expenses as a percentage of total revenue (1)	3.4%	3.9%
Property expenses (excluding reimbursable) as a percentage of total revenue (1)	1.4%	1.1%
(1) Excludes rental revenue (reimbursable).

Depreciation and Amortization
The increase in depreciation and amortization for the three months ended March 31, 2024 as compared with the same period in 2023 is primarily due to overall portfolio growth from acquisitions.
Interest Expense
The following is a summary of the components of our interest expense (in thousands):

	Three months ended March 31,
	2024	2023
Interest on our credit facility, commercial paper, term loans, mortgages, senior unsecured notes and bonds, and interest rate swaps	$243,102	$167,966
Credit facility commitment fees	1,343	1,328
Amortization of debt origination and deferred financing costs	5,819	6,071
Gain on interest rate swaps	(1,800)	(1,801)
Amortization of net mortgage premiums and discounts	(122)	(3,200)
Amortization of net note premiums and discounts	(4,150)	(15,532)
Capital lease obligation	431	403
Interest capitalized	(4,009)	(1,103)
Interest expense	$240,614	$154,132
Credit facility, commercial paper, term loans, mortgages and senior unsecured notes and bonds
Average outstanding balances	$24,663,786	$18,658,173
Weighted average interest rates	4.03%	3.59%

The increase in interest expense for the three months ended March 31, 2024 as compared with the same period in 2023 is primarily due to higher average debt and weighted average interest. See notes to the accompanying consolidated financial statements for additional information regarding our indebtedness.
Property Expenses (excluding reimbursable)
Property expenses (excluding reimbursable) consist of costs associated with properties available for lease, non-net-leased properties and general portfolio expenses and include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections and legal fees.
The increase in property expenses (excluding reimbursable) for the three months ended March 31, 2024 as compared with the same period in 2023 is primarily impacted by higher property taxes, repairs and maintenance, and property insurance.
Property Expenses (reimbursable)
Property expenses (reimbursable) consist of reimbursable property taxes and operating costs paid on behalf of our clients. The increase in property expenses (reimbursable) for the three months ended March 31, 2024 is proportional to overall portfolio growth.
General and Administrative Expenses
General and administrative expenses are expenditures related to the operations of our company, including employee-related costs, professional fees, and other general overhead costs associated with running our business.
The increase in general and administrative expenses for the three months ended March 31, 2024 as compared with the same period in 2023 is primarily due to higher payroll-related compensation costs associated with the growth of the company.
Provisions for Impairment
Provisions for impairment consist of impairment on long-lived assets and allowances for credit losses on financing receivables and loans.
The increase in impairment for the three months ended March 31, 2024 as compared with the same period in 2023 is primarily due to two office properties which were acquired and retained in our merger with VEREIT, Inc. ("VEREIT") in 2021, summarized in the following table (dollars in millions):

	Three months ended March 31,
	2024	2023
Carrying value prior to impairment	$191.1	$35.6
Less: total provisions for impairment (1)	(88.2)	(13.2)
Carrying value after impairment	$102.9	$22.4
(1) Excludes provision for current expected credit loss of $1.3 million at March 31, 2024.

Merger and Integration-Related Costs
Merger and integration-related costs consist of advisory fees, attorney fees, accountant fees, and incremental and non-recurring costs necessary to convert data and systems, retain employees, and otherwise enable us to operate the acquired business or assets efficiently.
In conjunction with our merger with Spirit, we incurred merger-related transaction costs of $94.1 million during the three months ended March 31, 2024, primarily consisting of employee severance, post-combination share-based compensation, transfer taxes, and various professional fees directly attributable to the Merger. For the three months ended March 31, 2023, we incurred $1.3 million of merger and integration-related transaction costs in conjunction with our VEREIT merger in November 2021.
Gain on Sales of Real Estate
The following summarizes our property dispositions (dollars in millions):

	Three months ended March 31,
	2024	2023
Number of properties sold	46	26
Net sales proceeds	$95.6	$28.6
Gain on sales of real estate	$16.6	$4.3
Foreign Currency and Derivative Gain, Net
We borrow in the functional currencies of the countries in which we invest. Net foreign currency gain and loss are primarily related to the remeasurement of intercompany debt from foreign subsidiaries. Derivative gain and loss are primarily related to mark-to-market adjustments on derivatives that do not qualify for hedge accounting and settlement of designated derivatives reclassified from Accumulated Other Comprehensive Income ("AOCI").
Foreign currency and derivative gain, net was $4.0 million and $10.3 million, for the three months ended March 31, 2024 and 2023, respectively, primarily due to foreign currency fluctuations related to the remeasurement of intercompany debt.
Equity in (Losses) Earnings of Unconsolidated Entities
Equity in (losses) earnings for the three months ended March 31, 2024 primarily relates to investments made in two unconsolidated joint ventures during the fourth quarter of 2023. See note 5, Investments in Unconsolidated Entities, to the consolidated financial statements for further details.
Other Income, Net
Certain miscellaneous non-recurring revenue is included in 'other income, net'. The increase of $2.7 million for the three months ended March 31, 2024 as compared with the same period in 2023 is primarily due to an increase in miscellaneous revenue.
Income Taxes
Income taxes primarily consist of international income taxes accrued or paid by us and our subsidiaries, as well as state and local taxes. The increase in income taxes for the three months ended March 31, 2024 as compared with the same period in 2023 is primarily attributable to higher taxable income in the U.K.

NON-GAAP FINANCIAL MEASURES
Adjusted Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate ("Adjusted EBITDAre")
Nareit established an EBITDA metric for real estate companies (i.e., EBITDA for real estate, or EBITDAre) it believed would provide investors with a consistent measure to help make investment decisions among REITs. Our definition of “Adjusted EBITDAre” is generally consistent with the Nareit definition, other than our adjustments to remove foreign currency and derivative gain and loss, excluding gain and loss from the settlement of foreign currency forwards not designated as hedges (which is consistent with our previous calculations of "Adjusted EBITDA"). We define Adjusted EBITDAre, a non-GAAP financial measure, for the most recent quarter as earnings (net income) before (i) interest expense, including non-cash loss (gain) on swaps, (ii) income and franchise taxes, (iii) gain on extinguishment of debt, (iv) real estate depreciation and amortization, (v) provisions for impairment, (vi) merger and integration-related costs, (vii) gain on sales of real estate, (viii) foreign currency and derivative gain and loss, net, (ix) gain on settlement of foreign currency forwards, and (x) our proportionate share of adjustments from unconsolidated entities. Our Adjusted EBITDAre may not be comparable to Adjusted EBITDAre reported by other companies or as defined by Nareit, and other companies may interpret or define Adjusted EBITDAre differently than we do. Management believes Adjusted EBITDAre to be a meaningful measure of a REIT’s performance because it provides a view of our operating performance, analyzes our ability to meet interest payment obligations before the effects of income tax, depreciation and amortization expense, provisions for impairment, gain on sales of real estate and other items, as defined above, that affect comparability, including the removal of non-recurring and non-cash items that industry observers believe are less relevant to evaluating the operating performance of a company. In addition, EBITDAre is widely followed by industry analysts, lenders, investors, rating agencies, and others as a means of evaluating the operational cash generating capacity of a company prior to servicing debt obligations. Management also believes the use of an annualized quarterly Adjusted EBITDAre metric, which we refer to as Annualized Adjusted EBITDAre, is meaningful because it represents our current earnings run rate for the period presented. Annualized Adjusted EBITDAre and Annualized Pro Forma Adjusted EBITDAre, as defined below, are also used to determine the vesting of performance share awards granted to executive officers. Annualized Adjusted EBITDAre should be considered along with, but not as an alternative to net income as a measure of our operating performance. We define Annualized Pro Forma Adjusted EBITDAre as Annualized Adjusted EBITDAre, subject to certain adjustments to incorporate Adjusted EBITDAre from properties we acquired or stabilized during the applicable quarter and to remove Adjusted EBITDAre from properties we disposed of during the applicable quarter, and include transaction accounting adjustments in accordance with U.S. GAAP, giving pro forma effect to all transactions as if they occurred at the beginning of the applicable period. Our calculation includes all adjustments consistent with the requirements to present Adjusted EBITDAre on a pro forma basis in accordance with Article 11 of Regulation S-X. The Annualized Pro Forma Adjustments are consistent with the debt service coverage ratio calculated under financial covenants for our senior unsecured notes. We believe Annualized Pro Forma Adjusted EBITDAre is a useful non-GAAP supplemental measure, as it excludes properties that were no longer owned at the balance sheet date and includes the annualized rent from properties acquired during the quarter. Management also uses our ratios of Net Debt/Annualized Adjusted EBITDAre, Net Debt/Annualized Pro Forma Adjusted EBITDAre, Net Debt and Preferred/Annualized Adjusted EBITDAre, and Net Debt and Preferred/Annualized Pro Forma Adjusted EBITDAre as measures of leverage in assessing our financial performance, which is calculated as net debt (which we define as total debt per the consolidated balance sheets, excluding deferred financing costs and net premiums and discounts, but including our proportionate share of debt from unconsolidated entities, less cash and cash equivalents), divided by annualized quarterly Adjusted EBITDAre and annualized Pro Forma Adjusted EBITDAre, respectively.

The following is a reconciliation of net income (which we believe is the most comparable U.S. GAAP measure) to Adjusted EBITDAre and Annualized Pro Forma EBITDAre calculations for the periods indicated below (dollars in thousands):

	Three months ended March 31,
	2024		2023
Net income	$133,899		$226,122
Interest	240,614		154,132
Income taxes	15,502		11,950
Depreciation and amortization	581,064		451,477
Provisions for impairment	89,489		13,178
Merger and integration-related costs	94,104		1,307
Gain on sales of real estate	(16,574)		(4,279)
Foreign currency and derivative gain, net	(4,046)		(10,322)
Proportionate share of adjustments from unconsolidated entities	15,236		—
Quarterly Adjusted EBITDAre	$1,149,288		$843,565
Annualized Adjusted EBITDAre (1)	$4,597,152		$3,374,260
Annualized Pro Forma Adjustments	$82,199		$83,015
Annualized Pro Forma Adjusted EBITDAre	$4,679,351		$3,457,275
Total debt per the consolidated balance sheets, excluding deferred financing costs and net premiums and discounts	$25,598,604		$18,748,217
Proportionate share of unconsolidated entities debt, excluding deferred financing costs	659,190		—
Less: Cash and cash equivalents	(680,159)		(164,576)
Net Debt (2)	$25,577,635		$18,583,641
Preferred Stock	167,394		—
Net Debt and Preferred Stock	$25,745,029		$18,583,641
Net Debt/Annualized Adjusted EBITDAre (3)	5.6	x	5.5	x
Net Debt/Annualized Pro Forma Adjusted EBITDAre	5.5	x	5.4	x
Net Debt and Preferred/ Annualized Adjusted EBITDAre	5.6	x	5.5	x
Net Debt and Preferred/ Annualized Pro Forma Adjusted EBITDAre	5.5	x	5.4	x
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

	Three months ended March 31,
	2024	2023
Annualized pro forma adjustments from properties acquired or stabilized	$83,152	$85,835
Annualized pro forma adjustments from properties disposed	(953)	(2,820)
Annualized Pro forma Adjustments	$82,199	$83,015

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS ("FFO") AND NORMALIZED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS ("Normalized FFO")
We define FFO, a non-GAAP measure, consistent with the National Association of Real Estate Investment Trusts' definition, as net income available to common stockholders, plus depreciation and amortization of real estate assets, plus provisions for impairments of depreciable real estate assets, and reduced by gain on property sales. We define Normalized FFO, a non-GAAP financial measure, as FFO excluding merger and integration-related costs. We define diluted FFO and diluted normalized FFO as FFO and normalized FFO adjusted for dilutive noncontrolling interests.
The following summarizes our FFO and Normalized FFO (dollars in millions, except per share data):

	Three months ended March 31,
	2024	2023	% Change
FFO available to common stockholders	$785.7	$684.3	14.8%
FFO per common share (1)	$0.94	$1.03	(8.7)%
Normalized FFO available to common stockholders	$879.8	$685.6	28.3%
Normalized FFO per common share (1)	$1.05	$1.04	1.0%
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

	Three months ended March 31,
	2024	2023
Net income available to common stockholders	$129,696	$225,016
Depreciation and amortization	581,064	451,477
Depreciation of furniture, fixtures and equipment	(623)	(542)
Provisions for impairment of real estate	88,197	13,178
Gain on sales of real estate	(16,574)	(4,279)
Proportionate share of adjustments for unconsolidated entities	4,674	—
FFO adjustments allocable to noncontrolling interests	(751)	(559)
FFO available to common stockholders	$785,683	$684,291
FFO allocable to dilutive noncontrolling interests	1,340	1,420
Diluted FFO	$787,023	$685,711

FFO available to common stockholders	$785,683	$684,291
Merger and integration-related costs	94,104	1,307
Normalized FFO available to common stockholders	$879,787	$685,598
Normalized FFO allocable to dilutive noncontrolling interests	1,340	1,420
Diluted Normalized FFO	$881,127	$687,018

FFO per common share:
Basic	$0.94	$1.04
Diluted	$0.94	$1.03

Normalized FFO per common share, basic and diluted	$1.05	$1.04

Distributions paid to common stockholders	$636,499	$497,245
FFO available to common stockholders in excess of distributions paid to common stockholders	$149,184	$187,046
Normalized FFO available to common stockholders in excess of distributions paid to common stockholders	$243,288	$188,353
Weighted average number of common shares used for FFO and Normalized FFO:
Basic	834,940	660,462
Diluted	837,037	663,034
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
The following summarizes our AFFO (dollars in millions, except per share data):

	Three months ended March 31,
	2024	2023	% Change
AFFO available to common stockholders	$862.9	$650.7	32.6%
AFFO per common share (1)	$1.03	$0.98	5.1%
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

	Three months ended March 31,
	2024	2023
Net income available to common stockholders	$129,696	$225,016
Cumulative adjustments to calculate Normalized FFO (1)	750,091	460,582
Normalized FFO available to common stockholders	879,787	685,598
Amortization of share-based compensation	9,252	6,300
Amortization of net debt discounts (premiums) and deferred financing costs (2)	4,201	(13,688)
Non-cash gain on interest rate swaps	(1,800)	(1,801)
Non-cash change in allowance for credit losses	1,292	—
Straight-line impact of cash settlement on interest rate swaps (3)	1,797	1,797
Leasing costs and commissions	(927)	(444)
Recurring capital expenditures	—	(53)
Straight-line rent and expenses, net	(44,860)	(36,485)
Amortization of above and below-market leases, net	14,274	17,358
Proportionate share of adjustments for unconsolidated entities	920	—
Other adjustments (4)	(1,065)	(7,854)
AFFO available to common stockholders	$862,871	$650,728
AFFO allocable to dilutive noncontrolling interests	1,359	1,431
Diluted AFFO	$864,230	$652,159

AFFO per common share:
Basic	$1.03	$0.99
Diluted	$1.03	$0.98

Distributions paid to common stockholders	$636,499	$497,245
AFFO available to common stockholders in excess of distributions paid to common stockholders	$226,372	$153,483
Weighted average number of common shares used for computation per share:
Basic	834,940	660,462
Diluted	837,037	663,034
(1)See reconciling items for Normalized FFO presented under “Funds from Operations Available to Common Stockholders ("FFO") and Normalized Funds from Operations Available to Common Stockholders ("Normalized FFO")".
(2)Includes the amortization of net premiums and discounts on notes payable and assumption of our mortgages payable, which are being amortized over the life of the applicable debt, and costs incurred and capitalized upon issuance and exchange of our notes payable, assumption of our mortgages payable and issuance of our term loans, which are also being amortized over the lives of the applicable debt. No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.
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
PROPERTY PORTFOLIO INFORMATION
At March 31, 2024, out of the 15,485 properties that we owned or held interests in, 15,268 properties were primarily leased under net lease agreements. A net lease typically requires the client to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, clients of our properties typically pay rent increases based on: (1) fixed increases, (2) increases tied to inflation (typically subject to ceilings), or (3) additional rent calculated as a percentage of the clients' gross sales above a specified level.
We define total portfolio annualized contractual rent as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables, as of the balance sheet date, multiplied by 12, excluding percentage rent, interest income on loans and preferred equity investments, and including our pro rata share of such revenues from properties owned by unconsolidated joint ventures. We believe total portfolio annualized contractual rent is a useful supplemental operating measure, as it excludes properties that were no longer owned at the balance sheet date and includes the annualized rent from properties acquired during the quarter. Total portfolio annualized contractual rent has not been reduced to reflect reserves recorded as adjustments to U.S. GAAP rental revenue in the periods presented.
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
	Mar 31, 2024	Dec 31, 2023	Dec 31, 2022	Dec 31, 2021	Dec 31, 2020
Grocery	10.1%	11.4%	10.0%	10.2%	9.8%
Convenience Stores	9.5	10.2	8.6	9.1	11.9
Dollar Stores	6.5	7.1	7.4	7.5	7.6
Home Improvement	6.1	5.9	5.6	5.1	4.3
Drug Stores	5.0	5.5	5.7	6.6	8.2
Restaurants-Quick Service	4.9	5.2	6.0	6.6	5.3
Automotive Service	4.6	4.3	4.0	3.2	2.7
Health and Fitness	4.4	3.9	4.4	4.7	6.7
Restaurants-Casual Dining	4.3	4.4	5.1	5.9	2.8
General Merchandise	3.4	3.7	3.7	3.7	3.4

Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of March 31, 2024 (dollars in thousands):

Property Type	Number of Properties	Approximate Leasable Square Feet (1)	Total Portfolio Annualized Contractual Rent	Percentage of Total Portfolio Annualized Contractual Rent
Retail	14,859	210,272,700	$3,812,484	79.6%
Industrial	558	114,205,300	704,234	14.7
Gaming (2)	2	5,053,400	159,695	3.3
Other (3)	66	4,692,500	110,994	2.4
Totals	15,485	334,223,900	$4,787,407	100.0%
(1)Excludes 2,962 acres of leased land categorized as agriculture at March 31, 2024.
(2)Includes our pro rata share of leasable square feet of properties owned by unconsolidated joint ventures.
(3)"Other" primarily includes 27 properties classified as agriculture with $38.1 million in annualized contractual rent, 14 properties classified as office with $43.3 million in annualized contractual rent, and 21 properties classified as country club with $22.1 million in annualized contractual rent.
Client Diversification
The following table sets forth the 20 largest clients in our property portfolio, expressed as a percentage of total portfolio annualized contractual rent, which does not give effect to deferred rent, at March 31, 2024:

Client	Number of Leases	Percentage of Total Portfolio Annualized Contractual Rent (1)
Dollar General	1,760	3.4%
Walgreens	403	3.4
Dollar Tree / Family Dollar	1,380	3.1
7-Eleven	634	2.6
EG Group Limited	415	2.1
Wynn Resorts	1	2.1
FedEx	83	2.0
Lifetime Fitness	36	1.9
BJ's Wholesale Club	44	1.6
(B&Q) Kingfisher	52	1.6
Asda	38	1.6
Sainsbury's	36	1.5
CVS Pharmacy	216	1.3
LA Fitness	68	1.3
MGM (Bellagio)	1	1.2
Walmart / Sam's Club	72	1.2
Tractor Supply	207	1.2
Tesco	23	1.2
AMC Theaters	39	1.1
Red Lobster	216	1.1
Total	5,724	36.3%
(1)Amounts for each client are calculated independently; therefore, the individual percentages may not sum to the total. Excludes non-rental contractual income on loans and preferred equity investments.

Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the client) and their contribution to total portfolio annualized contractual rent as of March 31, 2024 (dollars in thousands):

	Total Portfolio (1)
	Expiring Leases		Approximate Leasable Square Feet	Total Portfolio Annualized Contractual Rent	Percentage of Total Portfolio Annualized Contractual Rent
Year	Retail	Non-Retail
2024	360	7	3,767,500	$50,508	1.1%
2025	935	35	13,951,000	210,427	4.4
2026	943	45	19,759,300	235,324	4.9
2027	1,576	46	26,854,100	344,787	7.2
2028	1,848	70	36,219,600	450,427	9.4
2029	1,707	46	32,219,300	399,869	8.4
2030	691	32	20,133,300	233,524	4.9
2031	616	51	27,244,000	300,712	6.3
2032	1,117	46	22,081,200	302,160	6.3
2033	931	26	21,829,200	267,861	5.6
2034	731	26	16,051,300	278,726	5.8
2035	564	23	10,261,400	182,437	3.8
2036	577	23	10,704,200	183,067	3.7
2037	578	23	12,263,500	165,706	3.5
2038	358	24	12,410,700	139,597	2.9
2039-2143	2,231	128	44,849,100	1,042,275	21.8
Totals	15,763	651	330,598,700	$4,787,407	100.0%
(1)Leases on our multi-client properties are counted separately in the table above. This table excludes 315 vacant units.

Geographic Diversification
The following table sets forth certain geographic information regarding our property portfolio as of March 31, 2024 (dollars in thousands):

Location	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Percentage of Total Portfolio Annualized Contractual Rent
Alabama	501	98%	5,879,700	1.8%
Alaska	16	100	622,800	0.2
Arizona	298	99	4,978,400	2.0
Arkansas	311	100	3,530,800	1.0
California	381	100	14,101,700	5.0
Colorado	200	98	3,825,800	1.2
Connecticut	59	98	2,664,400	0.6
Delaware	25	100	264,100	0.1
Florida	1,039	99	13,489,000	5.2
Georgia	727	98	12,026,500	3.7
Hawaii	22	100	47,800	0.2
Idaho	41	98	408,000	0.2
Illinois	611	98	14,641,700	4.5
Indiana	473	98	12,345,400	2.5
Iowa	128	98	4,439,200	0.8
Kansas	217	96	5,600,400	1.0
Kentucky	426	99	6,991,800	1.5
Louisiana	382	100	5,978,600	1.8
Maine	113	100	1,311,700	0.6
Maryland	90	98	4,428,300	1.2
Massachusetts	216	99	7,564,100	4.0
Michigan	572	98	8,687,100	2.6
Minnesota	293	99	5,737,000	1.8
Mississippi	359	98	5,554,200	1.2
Missouri	453	98	6,897,200	1.9
Montana	29	100	390,100	0.2
Nebraska	90	99	1,348,900	0.3
Nevada	75	100	4,615,400	1.9
New Hampshire	69	97	1,299,400	0.5
New Jersey	158	96	2,735,000	1.3
New Mexico	144	100	2,149,500	0.7
New York	369	99	6,609,600	2.8
North Carolina	497	98	10,206,900	2.7
North Dakota	25	96	537,900	0.2
Ohio	814	98	21,654,600	4.2
Oklahoma	397	100	5,595,200	1.5
Oregon	46	100	765,300	0.3
Pennsylvania	371	98	7,383,000	2.1
Rhode Island	34	100	343,900	0.2
South Carolina	397	99	6,380,800	1.9
South Dakota	39	97	545,200	0.2
Tennessee	571	98	9,735,100	2.5
Texas	1,907	99	36,339,100	10.5
Utah	57	100	2,618,700	0.6
Vermont	19	100	175,300	0.1
Virginia	415	99	8,934,300	2.2
Washington	89	98	1,959,200	0.7
West Virginia	105	100	1,078,000	0.4
Wisconsin	324	100	8,560,600	1.9
Wyoming	25	100	203,100	0.1
Puerto Rico	6	100	59,400	*
U.S. Virgin Islands	1	100	38,000	*
France	28	100	1,406,800	0.3
Germany	4	100	189,900	*
Ireland	4	100	311,200	0.1
Italy	31	100	2,329,400	0.6
Portugal	4	100	142,300	*
Spain	90	100	6,772,600	1.3
United Kingdom	298	100	28,794,500	11.1
Totals/average	15,485	100%	334,223,900	100.0%
•*Less than 0.1%
IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
For information on the impact of new accounting standards on our business, see note 1, Summary of Significant Accounting Policies, to our Consolidated Financial Statements.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements have been prepared in accordance with U.S. GAAP and are the basis for our discussion and analysis of financial condition and results of operations. Preparing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. We believe that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. There have been no material changes to the Critical Accounting Policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in note 1, Summary of Significant Accounting Policies and Procedures and New Accounting Standards, to our consolidated financial statements in our Annual Report.
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
The following table presents, by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of March 31, 2024. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data
The following table summarizes the maturity of our debt as of March 31, 2024 (dollars in millions):

Year of Principal Due	Fixed rate debt		Weighted average rate on fixed rate debt	Variable rate debt		Weighted average rate on variable rate debt
2024	$469.3		4.03%	$216.0		4.18%
2025	1,893.7		4.22%	—		—
2026	2,960.0	(1)	4.21%	1,306.5	(2)	4.13%
2027	2,843.8		2.85%	—		—
2028	2,501.1		3.19%	—		—
Thereafter	13,408.2		3.93%	—		—
Totals (3)	$24,076.1		3.79%	$1,522.5		4.14%
Fair Value (4)	$22,650.6			$1,520.0
(1)The maturity date for our 2023 term loans assumes a twelve-month extension available at the company's option is exercised. In January 2024, we entered into interest rate swaps on our 2023 term loans, which fix our per annum interest rate at 4.9% until term loan maturity in January 2026.
(2)In conjunction with the pricing of our senior unsecured notes due January 2026, we executed three-year, fixed-to-variable interest rate swaps totaling $500.0 million, which are subject to the counterparties' right to terminate the swaps at any time following the 2026 notes par call date.
(3)Excludes net premiums and discounts recorded on mortgages payable, net premiums and discounts recorded on notes payable, deferred financing costs on term loans, mortgages payable, notes payable, and the basis adjustment on interest rate swaps designated as fair value hedges on notes payable.
(4)We base the estimated fair value of our fixed rate mortgages and private senior notes payable at March 31, 2024, on the relevant forward interest rate curve, plus an applicable credit-adjusted spread. We base the estimated fair value of the publicly traded fixed rate senior notes and bonds at March 31, 2024, on the indicative market prices and recent trading activity of our senior notes and bonds payable. We believe that the carrying values of the line of credit, commercial paper borrowings, and term loan balances reasonably approximate their estimated fair values at March 31, 2024.
The table above incorporates only those exposures that exist as of March 31, 2024. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.
At March 31, 2024, our outstanding mortgages payable, notes, and bonds had fixed interest rates. Interest on our credit facility and commercial paper borrowings and term loans is variable. However, the variable interest rate feature on our term loans have been mitigated by interest rate swap agreements. At March 31, 2024, a 1% change in interest rates on our variable-rate debt would change our interest costs by $15.2 million.
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

As of and for the quarter ended March 31, 2024, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.
Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2024 our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.    OTHER INFORMATION
Item 1A: Risk Factors

You should carefully consider the risks described in "Item 1A, Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2023, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds
The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the Realty Income 2021 Incentive Award Plan, (the "2021 Plan"):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1, 2024 — January 31, 2024	86,602	$57.42
February 1, 2024 — February 29, 2024	66,748	$52.68
March 1, 2024 — March 31, 2024	67	$51.84
Total	153,417	$55.36
(1)All 153,417 shares of common stock purchased during the three months ended March 31, 2024 were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2021 Incentive Award Plan of Realty Income Corporation. The withholding of common stock by us could be deemed a purchase of such common stock.
Item 5:    Other Information

Director and Officer Trading Arrangements
During the three months ended March 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

4.2	Form of 4.750% Note due 2029 issued on January 16, 2024 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on January 16, 2024 (File No. 001-13374) and incorporated herein by reference).
4.3	Form of 5.125% Note due 2034 issued on January 16, 2024 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on January 16, 2024 (File No. 001-13374) and incorporated herein by reference).
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

4.5
Indenture, dated as of August 18, 2016, between Spirit Realty, L.P. and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Spirit Realty Capital, Inc.’s Current Report on Form 8-K, filed on August 19, 2016 (File No. 001-36004) and incorporated by reference herein).

4.6
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

4.7
Second Supplemental Indenture, dated as of June 27, 2019, among Spirit Realty, L.P., Spirit Realty Capital, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of the notes and the guarantee (filed as Exhibit 4.2 to Spirit Realty Capital, Inc.’s Current Report on Form 8-K, filed on June 27, 2019 (File No. 001-36004) and incorporated by reference herein).

4.8
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

4.9
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

4.10
Fifth Supplemental Indenture, dated as of August 6, 2020, among Spirit Realty, L.P., Spirit Realty Capital, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of the notes and the guarantee (filed as Exhibit 4.2 to Spirit Realty Capital, Inc.’s Current Report on Form 8-K, filed on August 6, 2020 (File No. 001-36004) and incorporated by reference herein).

4.11
Sixth Supplemental Indenture, dated as of March 3, 2021, among Spirit Realty, L.P., Spirit Realty Capital, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of the notes and the guarantee (filed as Exhibit 4.2 to Spirit Realty Capital, Inc.’s Current Report on Form 8-K, filed on March 3, 2021 (File No. 001-36004) and incorporated by reference herein).

4.12
Seventh Supplemental Indenture, dated as of March 3, 2021, among Spirit Realty, L.P., Spirit Realty Capital, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of the notes and the guarantee (filed as Exhibit 4.3 to Spirit Realty Capital, Inc.’s Current Report on Form 8-K, filed March 3, 2021 (File No. 001-36004) and incorporated by reference herein).

4.13
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

4.14
Form of 4.450% Notes due September 15, 2026 issued on January 23, 2024 (filed as exhibit no. 4.11 to the Company’s Form 8-K, filed on January 24, 2024 (File No. 001-13374) and incorporated herein by reference).

4.15
Form of 3.200% Notes due January 15, 2027 issued on January 23, 2024 (filed as exhibit no. 4.12 to the Company’s Form 8-K, filed on January 24, 2024 (File No. 001-13374) and incorporated herein by reference).

4.16
Form of 2.100% Notes due March 15, 2028 issued on January 23, 2024 (filed as exhibit no. 4.13 to the Company’s Form 8-K, filed on January 24, 2024 (File No. 001-13374) and incorporated herein by reference).

4.17
Form of 4.000% Notes due July 15, 2029 issued on January 23, 2024 (filed as exhibit no. 4.14 to the Company’s Form 8-K, filed on January 24, 2024 (File No. 001-13374) and incorporated herein by reference).

4.18
Form of 3.400% Notes due January 15, 2030 issued on January 23, 2024 (filed as exhibit no. 4.15 to the Company’s Form 8-K, filed on January 24, 2024 (File No. 001-13374) and incorporated herein by reference).

4.19
Form of 3.200% Notes due February 15, 2031 issued on January 23, 2024 (filed as exhibit 4.16 to the Company’s Form 8-K, filed on January 24, 2024 (File No. 001-13374) and incorporated herein by reference).

4.20
Form of 2.700% Notes due February 15, 2032 issued on January 23, 2024 (filed as exhibit 4.17 to the Company’s Form 8-K, filed on January 24, 2024 (File No. 001-13374) and incorporated herein by reference).

4.21
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

4.22
Form of Specimen Certificate for Realty Income’s 6.000% Series A Cumulative Redeemable Preferred Stock (filed as exhibit no. 4.1 to the Company’s Form 8-A12B, filed on January 22, 2024 (File No. 001-13374) and incorporated herein by reference).

Material Contracts
10.1
Amendment and Restatement to Term Loan Agreement, dated January 22, 2024, by and among Realty Income Corporation, as Borrower, the lender parties thereto, as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (filed as exhibit no. 10.1 to the Company’s Form 8-K, filed on January 24, 2024 (File No. 001-13374) and incorporated herein by reference).

10.2
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

REALTY INCOME CORPORATION

Date: May 7, 2024	/s/ SEAN P. NUGENT
Sean P. Nugent
Senior Vice President, Controller and Principal Accounting Officer
(Principal Accounting Officer)