Form 10-Q
period 2024-06-30
REALTY INCOME CORP
filed 2024-08-06
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024, or
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of August 2, 2024, there were 870,867,608 shares of common stock outstanding.

REALTY INCOME CORPORATION
Index to Form 10-Q
June 30, 2024

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts) (unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Real estate held for investment, at cost:
Land	$16,760,251	$14,929,310
Buildings and improvements	39,895,617	34,657,094
Total real estate held for investment, at cost	56,655,868	49,586,404
Less accumulated depreciation and amortization	(6,693,997)	(6,072,118)
Real estate held for investment, net	49,961,871	43,514,286
Real estate and lease intangibles held for sale, net	190,570	31,466
Cash and cash equivalents	442,820	232,923
Accounts receivable, net	788,639	710,536
Lease intangible assets, net	6,730,472	5,017,907
Goodwill	4,931,159	3,731,478
Investment in unconsolidated entities	1,219,759	1,172,118
Other assets, net	3,795,641	3,368,643
Total assets	$68,060,931	$57,779,357
LIABILITIES AND EQUITY
Distributions payable	$231,160	$195,222
Accounts payable and accrued expenses	884,087	738,526
Lease intangible liabilities, net	1,704,747	1,406,853
Other liabilities	866,992	811,650
Line of credit payable and commercial paper	1,148,787	764,390
Term loans, net	2,370,057	1,331,841
Mortgages payable, net	199,031	821,587
Notes payable, net	21,741,606	18,602,319
Total liabilities	$29,146,467	$24,672,388
Commitments and contingencies (note 20)
6.000% Series A cumulative redeemable preferred stock and paid in capital, par value $0.01 per share, 69,900 shares authorized, 6,900 shares and no shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively, liquidation preference $25.00 per share	$167,394	$—
Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 1,300,000 shares authorized, 870,848 and 752,460 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	$46,230,789	$39,629,709
Distributions in excess of net income	(7,724,318)	(6,762,136)
Accumulated other comprehensive income	75,322	73,894
Total stockholders’ equity	$38,581,793	$32,941,467
Noncontrolling interests	165,277	165,502
Total equity	$38,747,070	$33,106,969
Total liabilities and equity	$68,060,931	$57,779,357
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
REVENUE
Rental (including reimbursable)	$1,284,728	$995,289	$2,492,897	$1,920,578
Other	54,715	23,916	107,031	43,026
Total revenue	1,339,443	1,019,205	2,599,928	1,963,604
EXPENSES
Depreciation and amortization	605,570	472,278	1,186,634	923,755
Interest	246,931	183,857	487,545	337,989
Property (including reimbursable)	99,851	94,703	189,212	164,100
General and administrative	45,070	36,829	85,912	70,996
Provisions for impairment	96,458	29,815	185,947	42,993
Merger and integration-related costs	2,754	341	96,858	1,648
Total expenses	1,096,634	817,823	2,232,108	1,541,481
Gain on sales of real estate	25,153	7,824	41,727	12,103
Foreign currency and derivative gain (loss), net	511	(2,552)	4,557	7,770
Equity in earnings of unconsolidated entities	2,029	411	353	411
Other income, net	6,108	3,020	11,554	5,750
Income before income taxes	276,610	210,085	426,011	448,157
Income taxes	(15,642)	(12,932)	(31,144)	(24,882)
Net income	260,968	197,153	394,867	423,275
Net income attributable to noncontrolling interests	(1,577)	(1,738)	(3,192)	(2,844)
Net income attributable to the Company	259,391	195,415	391,675	420,431
Preferred stock dividends	(2,587)	—	(5,175)	—
Net income available to common stockholders	$256,804	$195,415	$386,500	$420,431
Amounts available to common stockholders per common share:
Net income
Basic	$0.30	$0.29	$0.45	$0.63
Diluted	$0.29	$0.29	$0.45	$0.63
Weighted average common shares outstanding:
Basic	870,319	674,109	852,621	667,357
Diluted	870,725	674,593	853,011	668,108
Net income available to common stockholders	$256,804	$195,415	$386,500	$420,431
Total other comprehensive income
Foreign currency translation adjustment	3,218	29,046	(14,818)	57,796
Unrealized gain (loss) on derivatives, net	7,324	(6,410)	16,246	(8,572)
Total other comprehensive income	$10,542	$22,636	$1,428	$49,224
Comprehensive income available to common stockholders	$267,346	$218,051	$387,928	$469,655
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)
Three months ended June 30, 2024, and 2023

	Shares of preferred stock	Preferred stock and paid in capital	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income	Total stockholders’ equity	Non-controlling interests	Total equity
Balance, March 31, 2024	6,900	$167,394	870,756	$46,220,761	$(7,299,514)	$64,780	$38,986,027	$165,063	$39,151,090
Net income	—	—	—	—	259,391	—	259,391	1,577	260,968
Other comprehensive income	—	—	—	—	—	10,542	10,542	—	10,542
Distributions paid and payable	—	—	—	—	(684,195)	—	(684,195)	(2,430)	(686,625)
Share issuances, net of costs	—	—	57	2,796	—	—	2,796	—	2,796
Contributions by noncontrolling interests	—	—	—	—	—	—	—	1,067	1,067
Share-based compensation, net	—	—	35	7,232	—	—	7,232	—	7,232
Balance, June 30, 2024	6,900	$167,394	870,848	$46,230,789	$(7,724,318)	$75,322	$38,581,793	$165,277	$38,747,070

Balance, March 31, 2023	—	$—	673,207	$34,958,608	$(5,772,923)	$73,421	$29,259,106	$128,232	$29,387,338
Net income	—	—	—	—	195,415	—	195,415	1,738	197,153
Other comprehensive income	—	—	—	—	—	22,636	22,636	—	22,636
Distributions paid and payable	—	—	—	—	(524,718)	—	(524,718)	(1,597)	(526,315)
Share issuances, net of costs	—	—	35,519	2,183,194	—	—	2,183,194	—	2,183,194
Contributions by noncontrolling interests	—	—	—	—	—	—	—	39,559	39,559
Share-based compensation, net	—	—	47	7,578	—	—	7,578	—	7,578
Balance, June 30, 2023	—	$—	708,773	$37,149,380	$(6,102,226)	$96,057	$31,143,211	$167,932	$31,311,143

Six months ended June 30, 2024 and 2023

	Shares of preferred stock	Preferred stock and paid in capital	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income	Total stockholders’ equity	Non-controlling interests	Total equity
Balance, December 31, 2023	—	$—	752,460	$39,629,709	$(6,762,136)	$73,894	$32,941,467	$165,502	$33,106,969
Net income	—	—	—	—	391,675	—	391,675	3,192	394,867
Other comprehensive income	—	—	—	—	—	1,428	1,428	—	1,428
Distributions paid and payable	—	—	—	—	(1,353,857)	—	(1,353,857)	(4,698)	(1,358,555)
Share issuances, net of costs	—	—	9,720	549,452	—	—	549,452	—	549,452
Shares issued with merger	6,900	167,394	108,308	6,043,641	—	—	6,043,641	—	6,043,641
Contributions by noncontrolling interests	—	—	—	—	—	—	—	1,281	1,281
Share-based compensation, net	—	—	360	7,987	—	—	7,987	—	7,987
Balance, June 30, 2024	6,900	$167,394	870,848	$46,230,789	$(7,724,318)	$75,322	$38,581,793	$165,277	$38,747,070

Balance December 31, 2022	—	$—	660,300	$34,159,509	$(5,493,193)	$46,833	$28,713,149	$130,140	$28,843,289
Net income	—	—	—	—	420,431	—	420,431	2,844	423,275
Other comprehensive income	—	—	—	—	—	49,224	49,224	—	49,224
Distributions paid and payable	—	—	—	—	(1,029,464)	—	(1,029,464)	(4,611)	(1,034,075)
Share issuances, net of costs	—	—	48,226	2,982,094	—	—	2,982,094	—	2,982,094
Contributions by noncontrolling interests	—	—	—	—	—	—	—	39,559	39,559
Share-based compensation, net	—	—	247	7,777	—	—	7,777	—	7,777
Balance, June 30, 2023	—	$—	708,773	$37,149,380	$(6,102,226)	$96,057	$31,143,211	$167,932	$31,311,143
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$394,867	$423,275
Adjustments to net income:
Depreciation and amortization	1,186,634	923,755
Amortization of share-based compensation	41,270	13,923
Non-cash revenue adjustments	(64,367)	(33,420)
Amortization of net premiums on mortgages payable	(69)	(6,396)
Amortization of net premiums on notes payable	(4,125)	(30,657)
Amortization of deferred financing costs	11,693	12,568
Foreign currency and unrealized derivative gain, net	(5,104)	(6,289)
Non-cash interest expense (income)	7,409	(3,600)
Gain on sales of real estate	(41,727)	(12,103)
Equity in earnings of unconsolidated entities	(353)	(411)
Distributions on common equity from unconsolidated entities	10,551	—
Provisions for impairment	185,947	42,993
Change in assets and liabilities
Accounts receivable and other assets	25,139	25,733
Accounts payable, accrued expenses and other liabilities	12,080	116,742
Net cash provided by operating activities	1,759,845	1,466,113
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(892,956)	(4,686,800)
Improvements to real estate, including leasing costs	(51,644)	(29,458)
Investment in unconsolidated entities	(51,856)	—
Investment in loans	(377,490)	—
Proceeds from sales of real estate	201,904	60,460
Return of investment from unconsolidated entities	—	3,927
Proceeds from note receivable	42,574	—
Insurance proceeds received	1,865	7,198
Non-refundable escrow deposits	—	(1,935)
Net cash acquired in merger	93,683	—
Net cash used in investing activities	(1,033,920)	(4,646,608)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(1,312,714)	(1,012,336)
Cash distributions to preferred stockholders	(5,175)	—
Borrowings on line of credit and commercial paper programs	11,308,772	27,136,997
Payments on line of credit and commercial paper programs	(10,919,709)	(28,911,973)
Proceeds from term loan	—	1,029,383
Principal payment on term loan	(250,000)	—
Proceeds from notes payable issued	1,250,000	2,074,883
Principal payment on notes payable	(499,999)	—
Principal payments on mortgages payable	(622,357)	(8,070)
Proceeds from common stock offerings, net	543,283	2,976,683
Proceeds from dividend reinvestment and stock purchase plan	6,169	5,411
Distributions to noncontrolling interests	(4,698)	(3,038)
Net payments on derivative settlements	—	(9,285)
Debt issuance costs	(28,603)	(25,108)
Other items, including shares withheld upon vesting	(8,529)	(6,146)
Net cash (used in) provided by financing activities	(543,560)	3,247,401
Effect of exchange rate changes on cash and cash equivalents	(1,429)	21,075
Net increase in cash, cash equivalents and restricted cash	180,936	87,981
Cash, cash equivalents and restricted cash, beginning of period	292,175	226,881
Cash, cash equivalents and restricted cash, end of period	$473,111	$314,862
For supplemental disclosures, see note 19, Supplemental Disclosures of Cash Flow Information.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited)
1.    Summary of Significant Accounting Policies
Realty Income Corporation (“Realty Income,” the “Company,” “we,” “our” or “us”), a Maryland corporation, is an S&P 500 company and real estate partner to the world's leading companies. The Company was founded in 1969 and our shares of common stock trade on the New York Stock Exchange ("NYSE") under the symbol “O”.
As of June 30, 2024, we owned or held interests in a diversified portfolio of 15,450 properties located in all 50 states of the United States ("U.S."), the United Kingdom ("U.K."), and six other countries in Europe, with approximately 335.3 million square feet of leasable space.
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
For our consolidated subsidiaries whose functional currency is not the USD, we translate their financial statements into USD at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect at the balance sheet date. The resulting translation adjustments are included in 'Accumulated other comprehensive income' ("AOCI") on our consolidated balance sheets. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical exchange rate. Income statement accounts are translated using the average exchange rate for the period.
We and certain of our consolidated subsidiaries have intercompany and third-party debt that is not denominated in our functional currency. When the debt is remeasured to the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in 'Foreign currency and derivative gain (loss), net' in our consolidated statements of income and comprehensive income. In the statement of cash flows, cash flows denominated in foreign currencies are translated using the exchange rates in effect at the time of the respective cash flows or at average exchange rates for the period, depending on the nature of the cash flow items.
In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily an indication of the results that may be expected for the entire year. Readers of this quarterly report should refer to our audited consolidated financial statements for the year ended December 31, 2023, which are included in our 2023 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.
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
At June 30, 2024, we are considered the primary beneficiary of Realty Income, L.P. and certain investments, including investments in joint ventures. Below is a summary of selected financial data of such consolidated VIEs, included on our consolidated balance sheets at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Net real estate	$2,875,524	$2,866,272
Total assets	$3,555,788	$3,588,720
Total liabilities	$158,801	$134,366
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
Income Taxes. We have elected to be taxed as a real estate investment trust ("REIT"), under the Internal Revenue Code of 1986, as amended. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income. Assuming our dividends equal or exceed our taxable net income in the U.S., we generally will not be required to pay U.S. income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of our taxable REIT subsidiaries ("TRS"). A TRS is a subsidiary of a REIT that is subject to federal, state and local income taxes, as applicable. Our use of TRS entities enables us to engage in certain business activities while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. For our international territories, we are liable for taxes in the U.K. and Spain. Accordingly, provisions have been made for U.K. and Spain income taxes. Therefore, the income taxes recorded on our consolidated statements of income and comprehensive income represent amounts accrued or paid by Realty Income and its subsidiaries for U.S. income taxes on our TRS entities, city and state income and franchise taxes, and income taxes for the U.K. and Spain.
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
Allowance for Credit Losses. The allowance for credit losses, which is recorded as a reduction to loans receivable and financing receivable within 'Other assets, net' on our consolidated balance sheets, is measured using a probability of default method based on our clients' respective credit ratings and the expected value of the underlying collateral upon its repossession. Included in our model are factors that incorporate forward-looking information. Allowance for credit losses is presented in 'Provisions for impairment' in our consolidated statements of income and comprehensive income.
During the three and six months ended June 30, 2024, we recognized a provision for credit losses of $9.3 million and $10.5 million, respectively. The amount recognized during the six months ended June 30, 2024 is comprised of increases of $4.6 million in allowances on loans receivable and $5.9 million in allowances on financing receivables.
Goodwill. Goodwill is not amortized, but is subject to impairment reviews annually, or more frequently if necessary. Goodwill is qualitatively assessed to determine whether a quantitative impairment assessment is necessary. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized, and the asset is written down to its estimated fair value. We perform our annual goodwill impairment assessment as of June 30. During the six months ended June 30, 2024 and 2023, there were no impairments of goodwill.
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

A.    Preliminary Purchase Price Allocation
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

	At Acquisition Date As Reported March 31, 2024	Measurement Period Adjustments	At Acquisition Date As Reported June 30, 2024
ASSETS
Land	$1,853,895	$(1,673)	$1,852,222
Buildings and improvements	4,859,162	95,923	4,955,085
Total real estate held for investment	6,713,057	94,250	6,807,307
Real estate and lease intangibles held for sale	35,650	(1,583)	34,067
Cash and cash equivalents	93,683	—	93,683
Accounts receivable	12,959	(145)	12,814
Lease intangible assets (1)	2,214,615	(32,665)	2,181,950
Goodwill	1,259,864	(60,183)	1,199,681
Other assets (2)	174,672	(1,881)	172,791
Total assets acquired	$10,504,500	$(2,207)	$10,502,293
LIABILITIES
Accounts payable and accrued expenses	$56,407	$(1,933)	$54,474
Lease intangible liabilities (3)	378,369	(416)	377,953
Other liabilities	101,954	142	102,096
Term loans	1,300,000	—	1,300,000
Notes payable	2,481,486	—	2,481,486
Total liabilities assumed	$4,318,216	$(2,207)	$4,316,009
Net assets acquired, at fair value	$6,186,284	$—	$6,186,284
Total purchase price	$6,186,284	$—	$6,186,284
(1) The weighted average amortization period for acquired lease intangible assets is 10.8 years.
(2) Includes $53.9 million of gross contractual loans receivable, the fair value of which was $47.1 million, and we expect to collect substantially all of the loans receivable as of the acquisition date.
(3) The weighted average amortization period for acquired lease intangible liabilities is 8.2 years.
The assessment of fair value is preliminary and is based on information that was available to management at the time the consolidated financial statements were prepared. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. As of June 30, 2024, we had not finalized the determination of fair values allocated to certain assets and liabilities. Accordingly, certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, loss contingencies, and goodwill are subject to change. The finalization of our purchase accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed up to a year after the date of our merger with Spirit, which could be material.
A preliminary estimate of approximately $1.20 billion has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. The recognized goodwill is attributable to expected synergies and benefits arising from the merger transaction, including anticipated financing and corporate overhead cost savings. None of the goodwill recognized is expected to be deductible for tax purposes.
The measurement period adjustments recorded in the three months ended June 30, 2024 resulted from updated valuations related to real estate assets and liabilities, in addition to loans receivable. The adjustments were determined based on additional information that existed at the acquisition date but was not contemplated in our initial fair value assessment and resulted in a decrease to goodwill of $60.2 million.
B.    Merger and Integration-Related Costs
In conjunction with our merger with Spirit, we incurred $2.8 million and $96.9 million of merger-related transaction costs during the three and six months ended June 30, 2024, respectively, primarily consisting of employee severance, post-combination share-based compensation, transfer taxes, and various professional fees directly attributable to the Merger.

C.    Unaudited Pro Forma Financial Information
The following unaudited pro forma information presents a summary of our combined results of operations for the three and six months ended June 30, 2024 and 2023, respectively, as if our merger with Spirit had occurred on January 1, 2023 (in millions, except per share data). The following pro forma financial information is not necessarily indicative of the results of operations had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Total revenues	$1,339.4	$1,211.8	$2,646.8	$2,346.7
Net income	$256.8	$222.2	$490.8	$418.9
Basic earnings per share	$0.30	$0.28	$0.58	$0.54
Diluted earnings per share	$0.29	$0.28	$0.58	$0.54
Our consolidated results of operations for the three and six months ended June 30, 2024 include $206.8 million and $361.8 million of revenues, respectively, and $56.1 million and $63.0 million of net income, respectively, associated with the results of operations of Spirit from the merger closing date of January 23, 2024 to June 30, 2024.

3.    Supplemental Detail for Certain Components of Consolidated Balance Sheets (in thousands):

A.	Accounts receivable, net, consist of the following at:	June 30, 2024	December 31, 2023
	Straight-line rent receivables, net	$612,934	$516,692
	Client receivables, net	175,705	193,844
		$788,639	$710,536

B.	Lease intangible assets, net, consist of the following at:	June 30, 2024	December 31, 2023
	In-place leases	$7,282,427	$5,500,404
	Above-market leases	2,191,019	1,811,400
	Accumulated amortization of in-place leases	(2,099,483)	(1,746,377)
	Accumulated amortization of above-market leases	(645,235)	(549,319)
	Other items	1,744	1,799
		$6,730,472	$5,017,907

C.	Other assets, net, consist of the following at:	June 30, 2024	December 31, 2023
	Financing receivables, net	$1,553,737	$1,570,943
	Right of use asset - financing leases	694,253	706,837
	Right of use asset - operating leases, net	641,873	594,712
	Loan receivable, net	594,048	205,339
	Value-added tax receivable	77,936	100,672
	Prepaid expenses	58,996	33,252
	Derivative assets and receivables - at fair value	52,195	21,170
	Restricted escrow deposits	18,806	6,247
	Corporate assets, net	14,226	12,948
	Interest receivable	11,572	6,139
	Impounds related to mortgages payable	11,485	53,005
	Credit facility origination costs, net	9,797	12,264
	Investment in sales type lease	6,098	6,056
	Non-refundable escrow deposits	—	200
	Other items	50,619	38,859
		$3,795,641	$3,368,643

D.	Accounts payable and accrued expenses consist of the following at:	June 30, 2024	December 31, 2023
	Notes payable - interest payable	$325,788	$218,811
	Accrued costs on properties under development	103,715	65,967
	Value-added tax payable	89,955	64,885
	Derivative liabilities and payables - at fair value	88,597	119,620
	Property taxes payable	81,411	78,809
	Accrued income taxes	60,655	61,070
	Accrued property expenses	43,482	54,208
	Accrued merger-related costs	19,077	4,551
	Mortgages, term loans, and credit line - interest payable	4,829	8,580
	Other items	66,578	62,025
		$884,087	$738,526

E.	Lease intangible liabilities, net, consist of the following at:	June 30, 2024	December 31, 2023
	Below-market leases	$2,107,340	$1,728,027
	Accumulated amortization of below-market leases	(402,593)	(321,174)
		$1,704,747	$1,406,853

F.	Other liabilities consist of the following at:	June 30, 2024	December 31, 2023
	Lease liability - operating leases, net	$473,173	$425,213
	Rent received in advance and other deferred revenue	306,203	312,195
	Lease liability - financing leases	55,366	44,345
	Security deposits	30,653	28,250
	Other acquisition liabilities	1,597	1,647
		$866,992	$811,650
4.    Investments in Real Estate
A.    Acquisitions of Real Estate
Below is a summary of our acquisitions for the six months ended June 30, 2024:

	Number of Properties	Leasable Square Feet (in thousands)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Weighted Average Cash Lease Yield (1)
Acquisitions - U.S.	20	719	$147.1	19.3	7.7%
Acquisitions - Europe	14	1,564	417.9	6.2	8.2%
Total acquisitions	34	2,283	$565.0	9.5	8.1%
Properties under development (2)	162	6,152	409.0	15.5	7.4%
Total (3)	196	8,435	$974.0	11.9	7.8%
(1)The initial weighted average cash lease yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property. Since it is possible that a client could default on the payment of contractual rent (defined as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables), we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above. Contractual net operating income used in the calculation of initial weighted average cash lease yield includes approximately $0.5 million received as settlement credits as reimbursement of free rent periods for the six months ended June 30, 2024.
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
(2)Includes £35.2 million of investments relating to U.K. development properties, €17.7 million of investments relating to Spain development properties, and €6.9 million of investments relating to Portugal development properties, converted at the applicable exchange rates on the funding dates.
(3)Our clients occupying the new properties are 86.2% retail and 13.8% industrial based on net operating income. Approximately 31% of the net operating income generated from acquisitions during the six months ended June 30, 2024 is from investment grade rated clients, their subsidiaries, or affiliated companies.
The aggregate purchase price of the assets acquired during the six months ended June 30, 2024 has been allocated as follows (in millions):

	Acquisitions - USD	Acquisitions - Sterling	Acquisitions - Euro
Land	$37.4	£73.5	€11.1
Buildings and improvements	237.3	157.8	29.2
Lease intangible assets (1)	36.6	60.3	9.5
Other assets (2)	3.8	—	—
Lease intangible liabilities (3)	(14.9)	(2.4)	(0.8)
	$300.2	£289.2	€49.0
(1)The weighted average amortization period for acquired lease intangible assets is 8.5 years.
(2)USD-denominated other assets consist entirely of financing receivables with above-market terms.
(3)The weighted average amortization period for acquired lease intangible liabilities is 10.0 years.
The properties acquired during the six months ended June 30, 2024 generated total revenue and net income of $13.1 million and $3.6 million, respectively.

B.    Investments in Existing Properties
During the six months ended June 30, 2024, we capitalized costs of $49.3 million on existing properties in our portfolio, consisting of $46.2 million for non-recurring building improvements, $3.1 million for re-leasing costs, and less than $0.1 million for recurring capital expenditures. In comparison, during the six months ended June 30, 2023, we capitalized costs of $31.9 million on existing properties in our portfolio, consisting of $26.3 million for non-recurring building improvements, $5.5 million for re-leasing costs, and $0.1 million for recurring capital expenditures.
C.    Properties with Existing Leases
The value of the in-place and above-market leases is recorded to 'Lease intangible assets, net' on our consolidated balance sheets, and the value of the below-market leases is recorded to 'Lease intangible liabilities, net' on our consolidated balance sheets.
The values of the in-place leases are amortized as depreciation and amortization expense. The amounts amortized to expense for all of our in-place leases, for the six months ended June 30, 2024, and 2023 were $434.2 million and $319.4 million, respectively.
The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue in our consolidated statements of income and comprehensive income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the six months ended June 30, 2024, and 2023 were $19.1 million and $28.9 million, respectively. If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.
The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at June 30, 2024 (dollars in thousands):

	Net increase (decrease) to rental revenue	Increase to amortization expense
2024	$(17,510)	$418,215
2025	(31,545)	762,169
2026	(34,543)	672,135
2027	(35,137)	575,914
2028	(28,122)	488,379
Thereafter	305,820	2,266,132
Totals	$158,963	$5,182,944
D.    Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Number of properties	76	29	122	55
Net sales proceeds	$106.3	$31.9	$201.9	$60.5
Gain on sales of real estate	$25.2	$7.8	$41.7	$12.1

5.    Investments in Unconsolidated Entities
The following is a summary of our investments in unconsolidated entities as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	Ownership %	Number of Properties	Carrying Amount (1) of Investment as of
Investment	As of June 30, 2024		June 30, 2024	December 31, 2023
Bellagio Las Vegas Joint Venture - Common Equity Interest	21.9%	1	$283,608	$296,097
Bellagio Las Vegas Joint Venture - Preferred Equity Interest	n/a	n/a	650,000	650,000
Data Center Joint Venture	80.0%	2	286,151	226,021
Total investment in unconsolidated entities			$1,219,759	$1,172,118
(1) The total carrying amount of the investments was greater than the underlying equity in net assets (i.e., basis difference) by $7.8 million as of June 30, 2024. The basis difference is primarily attributable to capitalized interest for the data center joint venture development funding.
A.    Bellagio Las Vegas Joint Venture Interests
This joint venture owns a 95.0% interest in the real estate of The Bellagio Las Vegas. We made an initial investment in October 2023, including $301.4 million of common equity for an indirect interest of 21.9% in the property and a $650.0 million preferred equity interest. During the six months ended June 30, 2024, we recognized interest income of $26.3 million for 8.1% preferential cumulative distributions within 'Other' revenue in our consolidated statements of income and comprehensive income. The unconsolidated entity had total debt outstanding of $3.0 billion as of June 30, 2024, all of which was non-recourse to us with limited customary exceptions.
B.    Data Center Joint Venture
We own an 80.0% equity interest in a joint venture that owns and operates two data centers that were substantially completed during the second quarter of 2024. Based on our reevaluation conducted during the second quarter of 2024, we determined that this joint venture is a VOE. As we do not control this joint venture, we account for it under the equity method. Our maximum exposure to loss associated with this VOE is limited to our equity investment and our pro rata share of the remaining $52.4 million of estimated development costs for the first phase of the project.
6.     Investments in Loans
The following table presents information about our loans as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024
	Amortized Cost	Allowance (1)	Carrying Amount (2)
Senior Secured Notes Receivable (3)	$559,580	$(7,945)	$551,635
Mortgage Loans	33,500	—	33,500
Unsecured Loan	9,948	(1,035)	8,913
Total	$603,028	$(8,980)	$594,048

	December 31, 2023
	Amortized Cost	Allowance (1)	Carrying Amount (2)
Senior Secured Note Receivable	$174,337	$(2,498)	$171,839
Mortgage Loan	33,500	—	33,500
Total	$207,837	$(2,498)	$205,339
(1) During the six months ended June 30, 2024, our allowance for credit losses increased by $6.5 million, attributable to the loans we acquired in conjunction with our merger with Spirit and another senior secured note we acquired in May 2024.
(2) The total carrying amount of the investment in loans excludes accrued interest of $9.4 million and $3.4 million as of June 30, 2024 and December 31, 2023, respectively, which is recorded to 'Other assets, net' on our consolidated balance sheets.
(3) Includes a loan acquired in conjunction with our merger with Spirit with an estimated acquisition date fair value of $4.6 million. Since it was a purchased credit deteriorated loan, we recorded the initial expected credit loss of $1.8 million by adjusting the amortized cost basis.
A.    Senior Secured Notes Receivable
In May 2024, we acquired a GBP-denominated senior secured note, maturing in May 2030, with a principal amount of £300.0 million, equivalent to $379.1 million as of June 30, 2024. The interest only note bears interest at a fixed rate of 8.125% and is callable at par beginning in May 2026.

7.    Revolving Credit Facility and Commercial Paper Programs
A.    Credit Facility
We have a $4.25 billion unsecured revolving multi-currency credit facility that matures in June 2026, includes two six-month extensions that can be exercised at our option, and allows us to borrow in up to 14 currencies, including USD. Our revolving credit facility also has a $1.0 billion expansion option, which is subject to obtaining lender commitments. Under our revolving credit facility, our current investment grade credit ratings provide for USD borrowings at SOFR, plus 0.725% with a SOFR adjustment charge of 0.10% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.95% over SOFR, British Pound Sterling ("GBP") at the SONIA, plus 0.725% with a SONIA adjustment charge of 0.0326% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.8826% over SONIA, and Euro ("EUR") borrowings at one-month Euro Interbank Offered Rate (“EURIBOR”), plus 0.725%, and a revolving credit facility fee of 0.125%, for all-in pricing of 0.85% over one-month EURIBOR.
As of June 30, 2024, we had a borrowing capacity of $3.40 billion available on our revolving credit facility (subject to customary conditions to borrowing) and an outstanding balance of $0.8 billion, including £0.6 billion GBP and €40.0 million EUR borrowings. There was no outstanding balance at December 31, 2023.
The weighted average interest rate on outstanding borrowings under our revolving credit facility was 5.7% and 4.6% during the six months ended June 30, 2024, and 2023, respectively. At June 30, 2024, our weighted average interest rate on borrowings outstanding under our revolving credit facility was 5.8%. Our revolving credit facility is subject to various leverage and interest coverage ratio limitations, and at June 30, 2024, we were in compliance with the covenants under our revolving credit facility.
As of June 30, 2024, credit facility origination costs of $9.8 million are included in 'Other assets, net', as compared to $12.3 million at December 31, 2023, on our consolidated balance sheets. These costs are being amortized over the remaining term of our revolving credit facility.
B.    Commercial Paper Programs
We have a USD-denominated unsecured commercial paper program, under which we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding of $1.5 billion, as well as a EUR-denominated unsecured commercial paper program, which permits us to issue additional unsecured commercial notes up to a maximum aggregate amount of $1.5 billion (or foreign currency equivalent). Our EUR-denominated unsecured commercial paper program may be issued in USD or various foreign currencies, including but not limited to, EUR, GBP, Swiss Francs, Yen, Canadian Dollars, and Australian Dollars, in each case, pursuant to customary terms in the European commercial paper market.
The commercial paper ranks pari passu in right of payment with all of our other unsecured senior indebtedness outstanding, exclusive of unexchanged VEREIT, Inc. ("VEREIT") and Spirit bonds, from time to time, including borrowings under our revolving credit facility, our term loans and our outstanding senior unsecured notes (and is structurally subordinated to all our subsidiary debt). Proceeds from commercial paper borrowings are used for general corporate purposes.
As of June 30, 2024, the balance of borrowings outstanding under our commercial paper programs was $302.2 million, including €100.0 million of EUR borrowings, as compared to $764.4 million outstanding commercial paper borrowings, including €583.0 million of EUR borrowings, at December 31, 2023. The weighted average interest rate on outstanding borrowings under our commercial paper programs was 4.5% for both the six months ended June 30, 2024, and 2023. As of June 30, 2024, our weighted average interest rate on outstanding borrowings under our commercial paper programs was 5.0%. We use our $4.25 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper programs. The commercial paper borrowings generally carry a term of less than a year.
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
In January 2023, we entered into our 2023 term loan agreement, which allows us to incur up to an aggregate of $1.5 billion in multi-currency borrowings. As of June 30, 2024, we had $1.1 billion in multi-currency borrowings, including $90.0 million, £705.0 million, and €85.0 million in outstanding borrowings. The 2023 term loans mature in January 2025, with one remaining twelve-month maturity extension available at our option. Our A3/A- credit ratings provide for a borrowing rate of 80 basis points over the applicable benchmark rate, which includes adjusted SOFR for USD-denominated loans, adjusted SONIA for GBP-denominated loans, and EURIBOR for Euro-denominated loans. In January 2024, we entered into interest rate swaps which fix our per annum interest rate at 4.9% until January 2026, which is the term loan maturity date if our remaining extension option is exercised.
Deferred financing costs were $2.0 million at June 30, 2024 and are included net of the term loans principal balance, as compared to $0.1 million related to our 2023 term loans at December 31, 2023, on our consolidated balance sheets. These costs are being amortized over the remaining term of the term loans. As of June 30, 2024, we were in compliance with the covenants contained in the term loans.
9.    Mortgages Payable
During the six months ended June 30, 2024, we made $622.4 million in principal payments, including the full repayment of two mortgages for $620.0 million. No mortgages were assumed during the six months ended June 30, 2024. Assumed mortgages are secured by the properties on which the debt was placed and are considered non-recourse debt with limited customary exceptions which vary from loan to loan.
Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At June 30, 2024, we were in compliance with these covenants.
The balance of our deferred financing costs, which are classified as part of 'Mortgages payable, net', on our consolidated balance sheets, was $0.3 million at June 30, 2024 and $0.4 million at December 31, 2023. These costs are being amortized over the remaining term of each mortgage.
The following table summarizes our mortgages payable as of June 30, 2024 and December 31, 2023 (dollars in millions):

As Of	Number of Properties (1)	Weighted Average Stated Interest Rate (2)	Weighted Average Effective Interest Rate (3)	Weighted Average Remaining Years Until Maturity	Remaining Principal Balance	Unamortized Premium (Discount) and Deferred Financing Costs Balance, net	Mortgage Payable Balance
June 30, 2024	49	4.3%	4.6%	1.1	$199.8	$(0.7)	$199.0
December 31, 2023	131	4.8%	3.3%	0.4	$822.4	$(0.8)	$821.6
(1)At June 30, 2024, there were 14 mortgages on 49 properties and at December 31, 2023, there were 16 mortgages on 131 properties. With the exception of one GBP-denominated mortgage which is paid quarterly, the mortgages require monthly payments with principal payments due at maturity. At June 30, 2024 and December 31, 2023, all mortgages were at fixed interest rates.
(2) Stated interest rates ranged from 3.0% to 6.9% at June 30, 2024 and December 31, 2023, respectively.
(3) Effective interest rates ranged from 2.8% to 6.6% and 0.5% to 6.6% at June 30, 2024 and December 31, 2023, respectively.
The following table summarizes the maturity of mortgages payable as of June 30, 2024, excluding $0.7 million related to unamortized net discounts and deferred financing costs (dollars in millions):

Year of Maturity	Principal
2024	$118.1
2025	43.7
2026	12.0
2027	22.3
2028	1.3
Thereafter	2.4
Totals	$199.8

10.    Notes Payable
A.    General
At June 30, 2024, our senior unsecured notes and bonds are USD-denominated, GBP-denominated, and EUR-denominated. Foreign-denominated notes are converted at the applicable exchange rate on the balance sheet date. The carrying value within the table below includes a portion of certain outstanding notes that have been assumed in both current and historical mergers that were not exchanged for new notes issued by Realty Income. We expect to fund the next twelve months of obligations through a combination of the following: (i) cash and cash equivalents, (ii) future cash flows from operations, (ii) issuances of common stock or debt, (iv) additional borrowings under our revolving credit facility and (v) investment dispositions and/or credit investment repayments. The following are sorted by maturity date (in thousands):

	Maturity Dates	Principal (Currency Denomination)	Carrying Value (USD) as of
			June 30, 2024	December 31, 2023
4.600% Notes due 2024	February 6, 2024	$499,999	$—	$499,999
3.875% Notes due 2024	July 15, 2024	$350,000	350,000	350,000
3.875% Notes due 2025	April 15, 2025	$500,000	500,000	500,000
4.625% Notes due 2025	November 1, 2025	$549,997	549,997	549,997
5.050% Notes due 2026	January 13, 2026	$500,000	500,000	500,000
0.750% Notes due 2026	March 15, 2026	$325,000	325,000	325,000
4.875% Notes due 2026	June 1, 2026	$599,997	599,997	599,997
4.450% Notes due 2026 (1)	September 15, 2026	$299,968	299,968	—
4.125% Notes due 2026	October 15, 2026	$650,000	650,000	650,000
1.875% Notes due 2027 (2)	January 14, 2027	£250,000	315,950	318,450
3.000% Notes due 2027	January 15, 2027	$600,000	600,000	600,000
3.200% Notes due 2027 (1)	January 15, 2027	$299,984	299,984	—
1.125% Notes due 2027 (2)	July 13, 2027	£400,000	505,520	509,520
3.950% Notes due 2027	August 15, 2027	$599,873	599,873	599,873
3.650% Notes due 2028	January 15, 2028	$550,000	550,000	550,000
3.400% Notes due 2028	January 15, 2028	$599,816	599,816	599,816
2.100% Notes due 2028 (1)	March 15, 2028	$449,994	449,994	—
2.200% Notes due 2028	June 15, 2028	$499,959	499,959	499,959
4.700% Notes due 2028	December 15, 2028	$400,000	400,000	400,000
4.750% Notes due 2029	February 15, 2029	$450,000	450,000	—
3.250% Notes due 2029	June 15, 2029	$500,000	500,000	500,000
4.000% Notes due 2029 (1)	July 15, 2029	$399,999	399,999	—
3.100% Notes due 2029	December 15, 2029	$599,291	599,291	599,291
3.400% Notes due 2030 (1)	January 15, 2030	$500,000	500,000	—
4.850% Notes due 2030	March 15, 2030	$600,000	600,000	600,000
3.160% Notes due 2030	June 30, 2030	£140,000	176,932	178,332
4.875% Notes due 2030 (2)	July 6, 2030	€550,000	589,325	607,915
1.625% Notes due 2030 (2)	December 15, 2030	£400,000	505,520	509,520
3.250% Notes due 2031	January 15, 2031	$950,000	950,000	950,000
3.200% Notes due 2031 (1)	February 15, 2031	$449,995	449,995	—
5.750% Notes due 2031 (2)	December 5, 2031	£300,000	379,140	382,140
2.700% Notes due 2032 (1)	February 15, 2032	$350,000	350,000	—
3.180% Notes due 2032	June 30, 2032	£345,000	436,011	439,461
5.625% Notes due 2032	October 13, 2032	$750,000	750,000	750,000
2.850% Notes due 2032	December 15, 2032	$699,655	699,655	699,655
1.800% Notes due 2033	March 15, 2033	$400,000	400,000	400,000
1.750% Notes due 2033 (2)	July 13, 2033	£350,000	442,330	445,830
4.900% Notes due 2033	July 15, 2033	$600,000	600,000	600,000
5.125% Notes due 2034	February 15, 2034	$800,000	800,000	—
2.730% Notes due 2034	May 20, 2034	£315,000	398,097	401,247
5.125% Notes due 2034 (2)	July 6, 2034	€550,000	589,325	607,915
5.875% Bonds due 2035	March 15, 2035	$250,000	250,000	250,000

	Maturity Dates	Principal (Currency Denomination)	Carrying Value (USD) as of
			June 30, 2024	December 31, 2023
3.390% Notes due 2037	June 30, 2037	£115,000	145,337	146,487
6.000% Notes due 2039 (2)	December 5, 2039	£450,000	568,710	573,210
2.500% Notes due 2042 (2)	January 14, 2042	£250,000	315,950	318,450
4.650% Notes due 2047	March 15, 2047	$550,000	550,000	550,000
Total principal amount			$21,991,675	$18,562,064
Unamortized net (discounts) premiums, deferred financing costs, and cumulative basis adjustment on fair value hedges (3)			(250,069)	40,255
			$21,741,606	$18,602,319
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
The following table summarizes the maturity of our notes and bonds payable as of June 30, 2024, excluding unamortized net discounts, deferred financing costs, and basis adjustments on interest rate swaps designated as fair value hedges (dollars in millions):

Year of Maturity	Principal
2024	$350.0
2025	1,050.0
2026	2,375.0
2027	2,321.3
2028	2,499.8
Thereafter	13,395.6
Totals	$21,991.7
In July 2024, we repaid $350.0 million of outstanding 3.875% senior unsecured notes, plus accrued and unpaid interest, upon maturity.
As of June 30, 2024, the weighted average interest rate on our notes and bonds payable was 3.8%, and the weighted average remaining years until maturity was 6.3 years.
Interest incurred on all of the notes and bonds was $206.1 million and $144.1 million for the three months ended June 30, 2024, and 2023, respectively, and $406.6 million and $274.4 million for the six months ended June 30, 2024, and 2023, respectively.
Our outstanding notes and bonds are unsecured; accordingly, we have not pledged any assets as collateral for these or any other obligations.
All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. At June 30, 2024, we were in compliance with these covenants.
B.    Note Issuances
During the six months ended June 30, 2024, we issued the following notes and bonds (in millions):

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
11.    Noncontrolling Interests
As of June 30, 2024, we have ten entities with noncontrolling interests that we consolidate, including an operating partnership, Realty Income, L.P., and interests in consolidated property partnerships not wholly-owned by us.
The following table represents the change in the carrying value of all noncontrolling interests through June 30, 2024 (in thousands):

	Realty Income, L.P. units (1)	Other Noncontrolling Interests	Total
Carrying value at December 31, 2023	$114,072	$51,430	$165,502
Contributions	—	1,281	1,281
Distributions	(2,842)	(1,856)	(4,698)
Allocation of net income	2,782	410	3,192
Carrying value at June 30, 2024	$114,012	$51,265	$165,277
(1) 1,795,167 units were outstanding as of both June 30, 2024 and December 31, 2023.
At June 30, 2024, we are considered the primary beneficiary of Realty Income, L.P. and other VIEs. For further information, see note 1, Summary of Significant Accounting Policies.

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
The following tables present the carrying values and estimated fair values of financial instruments as of June 30, 2024 and December 31, 2023 (in millions):

	June 30, 2024
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Loans receivable	$594.0	$—	$570.3	$34.2
Derivative assets	52.2	—	52.2	—
Total assets	$646.2	$—	$622.5	$34.2
Liabilities:
Mortgages payable	$199.8	$—	$—	$195.3
Notes and bonds payable	21,991.7	—	19,486.5	943.4
Derivative liabilities	88.6	—	88.6	—
Total liabilities	$22,280.1	$—	$19,575.1	$1,138.7

	December 31, 2023
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Loans receivable	$205.3	$—	$171.8	$33.5
Derivative assets	21.2	—	21.2	—
Total assets	$226.5	$—	$193.0	$33.5
Liabilities:
Mortgages payable	$822.4	$—	$—	$814.5
Notes and bonds payable	18,562.1	—	16,620.8	982.9
Derivative liabilities	119.6	—	119.6	—
Total liabilities	$19,504.1	$—	$16,740.4	$1,797.4

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
The following table reflects the carrying amounts and estimated fair values of our financial instruments not measured at fair value on our consolidated balance sheets (in millions):

	June 30, 2024		December 31, 2023
	Carrying value	Fair value	Carrying value	Fair value
Mortgages payable (1)	$199.8	$195.3	$822.4	$814.5
Notes and bonds payable (1)	$21,991.7	$20,429.9	$18,562.1	$17,603.7
(1) Excludes non-cash net premiums and discounts as well as deferred financing costs recorded on mortgages payable. Excludes non-cash net premiums and discounts, deferred financing costs, and the cumulative basis adjustment on fair value hedges recorded on notes payable.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 on the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level three inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at June 30, 2024, and December 31, 2023, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified as level two. For more details on our derivatives, see note 13, Derivative Instruments.
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

The following table summarizes our provisions for impairment on real estate investments during the periods indicated below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Carrying value prior to impairment	$281.9	$97.0	$443.9	$125.5
Less: total provisions for impairment (1) (2)	(87.2)	(29.8)	(175.4)	(43.0)
Carrying value after impairment	$194.7	$67.2	$268.5	$82.5

Number of properties:
Classified as held for sale	24	—	26	1
Classified as held for investment	41	7	50	8
Sold	33	27	53	47
(1) Excludes provision for current expected credit loss of $9.3 million and $10.5 million for the three and six months ended June 30, 2024.
(2) Real estate assets that were deemed to be impaired for the six months ended June 30, 2024 primarily relate to two office properties which were acquired and retained in our merger with VEREIT in 2021, 17 properties leased to clients in bankruptcies, as well as certain properties that are more likely than not to be sold in the next twelve months.
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
Derivatives Designated as Hedging Instruments - Cash Flow Hedges
We enter into foreign currency forward contracts to sell GBP and EUR and buy USD to hedge the foreign currency risk associated with interest payments on intercompany loans denominated in GBP and EUR. Forward points on the forward contracts are included in the assessment of hedge effectiveness. We also execute variable-to-fixed interest rate swaps to add stability to interest expense and to manage our exposure to interest rate movements associated with our term loans and may also enter into interest rate swaption agreements.
Derivatives Designated as Hedging Instruments - Fair Value Hedges
Periodically, we enter into and designate fixed-to-floating interest rate swaps to manage interest rate risk by managing our mix of fixed-rate and variable-rate debt. These swaps involve the receipt of fixed-rate amounts for variable interest rate payments over the life of the swaps without exchange of the underlying principal amount. We also designate some of our cross-currency swaps as fair value hedges as we use them to hedge foreign currency risk associated with changes in spot rates on foreign-denominated debt. For these hedging instruments, we have elected to exclude the change in fair value of the cross-currency swaps related to both time value and cross-currency basis spread from the assessment of hedge effectiveness (the "excluded component"). Changes in the fair value of the cross-currency swaps attributable to these excluded components are recorded to other comprehensive income and subsequently recognized in 'Foreign currency and derivative gain (loss), net' on a systematic and rational basis, as net cash settlements and interest accruals on the respective cross currency swaps occur, over the remaining life of the hedging instruments.
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
Derivatives Not Designated as Hedging Instruments
We enter into foreign currency exchange swap agreements to reduce the effects of currency exchange rate fluctuations between the USD, our reporting currency, and GBP and EUR. These derivative contracts generally mature within one year and are not designated as hedge instruments for accounting purposes. As the currency exchange swap is not accounted for as a hedging instrument, the change in fair value is recorded in earnings through the caption entitled 'Foreign currency and derivative gain (loss), net' in our consolidated statements of income and comprehensive income.

The following table summarizes the terms and fair values of our derivative financial instruments at June 30, 2024 and December 31, 2023 (dollars in millions):

Derivative Type	Number of Instruments (1)	Notional Amount as of		Weighted Average Strike Rate (2)	Maturity Date (3)	Fair Value - asset (liability) as of
Derivatives Designated as Hedging Instruments		June 30, 2024	December 31, 2023			June 30, 2024	December 31, 2023
Interest rate swaps (4)	12	$2,680.0	$1,630.0	3.71%	Jun 2025 - Aug 2027	$44.1	$0.3
Interest rate swaptions (5)	—	—	1,000.0	—		—	2.6
Cross-currency swaps - Fair Value	3	320.0	320.0	(6)	Oct 2032	(45.5)	(59.8)
Cross-currency swaps - Net Investment	3	280.0	280.0	(7)	Oct 2032	(40.6)	(53.2)
Foreign currency forwards	22	262.3	162.3	(8)	Jul 2024 - Dec 2025	2.2	2.7
		$3,542.3	$3,392.3			$(39.8)	$(107.4)
Derivatives not Designated as Hedging Instruments
Currency exchange swaps	4	$1,454.0	$1,810.6	(9)	Jul 2024	$3.4	$8.9
		$1,454.0	$1,810.6			$3.4	$8.9
Total of all Derivatives		$4,996.3	$5,202.9			$(36.4)	$(98.5)
(1)This column represents the number of instruments outstanding as of June 30, 2024.
(2)Weighted average strike rate is calculated using the notional value as of June 30, 2024.
(3)This column represents maturity dates for instruments outstanding as of June 30, 2024.
(4)During the six months ended June 30, 2024, we entered into five variable-to-fixed interest rate swaps when we extended maturity of the 2023 term loans and designated them as cash flow hedges. We also designated five variable-to-fixed interest rate swaps we acquired from Spirit as cash flow hedges to mitigate the interest rate risk associated with the term loans we assumed in conjunction with our merger with Spirit. The acquisition date fair value of these derivatives was $35.1 million in total and will be reclassified from AOCI to interest expense over the remaining life of the term loans on a systematic and rational basis.
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
(9)Weighted average exchange rates of 0.85 for EUR-GBP and 1.27 for GBP-USD.
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
The following table summarizes the amount of unrealized gain (loss) on derivatives and foreign currency translation adjustments in other comprehensive income (in thousands):

	Three months ended June 30,		Six months ended June 30,
Derivatives in Cash Flow Hedging Relationships	2024	2023	2024	2023
Interest rate swaps	$1,929	$3,564	$11,845	$1,844
Foreign currency forwards	37	(4,081)	(533)	(9,194)
Interest rate swaptions	(73)	4,840	1,644	3,553
Total derivatives in cash flow hedging relationships	$1,893	$4,323	$12,956	$(3,797)
Derivatives in Fair Value Hedging Relationships
Cross-currency swaps - Fair Value	$5,431	$(10,733)	$3,290	$(4,775)
Total derivatives in fair value hedging relationships	$5,431	$(10,733)	$3,290	$(4,775)
Total unrealized gain (loss) on derivatives, net	$7,324	$(6,410)	$16,246	$(8,572)
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps - Net Investment	$6,748	$—	$11,621	$—
Total unrealized gain recorded in foreign currency translation adjustment	$6,748	$—	$11,621	$—
The following table summarizes the amount of gain (loss) on derivatives reclassified from AOCI (in thousands):

		Three months ended June 30,		Six months ended June 30,
Derivatives in Cash Flow Hedging Relationships	Location of Gain Recognized in Income	2024	2023	2024	2023
Interest rate swaps	Interest	$8,588	$3,259	$17,520	$4,739
Foreign currency forwards	Foreign currency and derivative gain, net	1,569	892	3,680	2,323
Interest rate swaptions	Interest	73	(2,358)	(909)	(2,358)
Total derivatives in cash flow hedging relationships		$10,230	$1,793	$20,291	$4,704
Derivatives in Fair Value Hedging Relationships
Cross-currency swaps - Fair Value	Foreign currency and derivative gain, net	$538	$190	$999	$484
Total derivatives in fair value hedging relationships		$538	$190	$999	$484
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps - Net Investment	Foreign currency and derivative gain, net	$938	$—	$1,807	$—
Total derivatives in net investment hedging relationships		$938	$—	$1,807	$—
Net increase to net income		$11,706	$1,983	$23,097	$5,188
We expect to reclassify $24.1 million from AOCI as a decrease to interest expense relating to interest rate swaps and $3.2 million from AOCI to foreign currency gain relating to foreign currency forwards within the next twelve months.

The following table details our foreign currency and derivative gains (losses), net included in income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Realized foreign currency and derivative (loss) gain, net:
Loss on the settlement of undesignated derivatives	$(5,119)	$(981)	$(20,384)	$(1,326)
Gain on the settlement of designated derivatives reclassified from AOCI	3,045	1,082	6,486	2,807
Gain (loss) on the settlement of transactions with third parties	(9)	(51)	(15)	1,275
Total realized foreign currency and derivative (loss) gain, net	$(2,083)	$50	$(13,913)	$2,756
Unrealized foreign currency and derivative gain (loss), net:
Gain (loss) on the change in fair value of undesignated derivatives	$3,408	$(7,394)	$5,546	$(8,176)
(Loss) gain on remeasurement of certain assets and liabilities	(814)	4,792	12,924	13,190
Total unrealized foreign currency and derivative gain (loss), net	$2,594	$(2,602)	$18,470	$5,014
Total foreign currency and derivative gain (loss), net	$511	$(2,552)	$4,557	$7,770
14.    Lessor Operating Leases
At June 30, 2024, we owned or held interests in 15,450 properties. Of the 15,450 properties, 15,154, or 98.1%, are single-client properties, and the remaining are multi-client properties. At June 30, 2024, 185 properties were available for lease or sale. The majority of our leases are accounted for as operating leases.
The vast majority of our leases are net leases where our client pays or reimburses us for property taxes and assessments and carries insurance coverage for public liability, property damage, fire, and extended coverage.
Rent based on a percentage of our clients' gross sales, or percentage rent, for the three months ended June 30, 2024, and 2023 was $2.4 million, and $1.7 million, respectively. Percentage rent for the six months ended June 30, 2024, and 2023 was $7.7 million, and $5.8 million, respectively.
No individual client’s rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the six months ended June 30, 2024, and 2023.
15.    Stockholders' Equity
A.Common Stock
We pay monthly distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for the periods indicated below:

	Six months ended June 30,
Month	2024	2023
January	$0.2565	$0.2485
February	0.2565	0.2485
March	0.2565	0.2545
April	0.2570	0.2550
May	0.2570	0.2550
June	0.2625	0.2550
Total	$1.5460	$1.5165
At June 30, 2024, a distribution of $0.2630 per common share was payable and was paid in July 2024.

B.    At-the-Market ("ATM") Program
Under our current ATM program, which we entered into in August 2023, we may offer and sell up to 120.0 million shares of common stock (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE under the ticker symbol "O" at prevailing market prices or at negotiated prices. Upon settlement, subject to certain exceptions, we may elect, in our sole discretion, to cash settle or net share settle all or any portion of our obligations under any forward sale agreement, in which cases we may not receive any proceeds (in the case of cash settlement) or will not receive any proceeds (in the case of net share settlement), and we may owe cash (in the case of cash settlement) or shares of our common stock (in the case of net share settlement) to the relevant forward purchaser. As of June 30, 2024, we had 73.2 million shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
The following table outlines common stock issuances pursuant to our ATM programs (dollars in millions, shares in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Shares of common stock issued under the ATM program (1)	—	35,475	9,604	48,140
Gross proceeds	$—	$2,195.7	$547.0	$2,997.4
Sales agents' commissions and other offering expenses	(0.2)	(15.2)	(3.7)	(20.7)
Net proceeds	$(0.2)	$2,180.5	$543.3	$2,976.7
(1) During the three and six months ended June 30, 2024, 3.5 million and 8.1 million shares were sold, respectively, and 9.6 million shares were settled pursuant to forward sale confirmations. In addition, as of June 30, 2024, 4.7 million shares of common stock subject to forward sale confirmations have been executed, but not settled, at a weighted average initial gross price of $53.32 per share. We currently expect to fully settle forward sale agreements outstanding by September 30, 2024, representing $247.8 million in net proceeds, for which the weighted average forward price at June 30, 2024 was $52.87 per share.
C.    Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
Our DRSPP provides our common stockholders with a convenient and economical method of purchasing our common stock and reinvesting their distributions. It also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26.0 million common shares to be issued. At June 30, 2024, we had 10.8 million shares remaining for future issuance under our DRSPP program.
The following table outlines common stock issuances pursuant to our DRSPP program (dollars in millions, shares in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Shares of common stock issued under the DRSPP program	57	44	115	86
Gross proceeds	$3.1	$2.7	$6.2	$5.4
16.    Redeemable Preferred Stock
As part of the Merger Agreement with Spirit, each outstanding share of Spirit’s 6.000% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share, converted into the right to receive one share of newly issued Realty Income 6.000% Series A Cumulative Redeemable Preferred Stock, having substantially the same terms as the Spirit Series A Preferred Stock, resulting in 6.9 million shares of Realty Income Series A Preferred Stock issued. We are authorized to issue up to 69.9 million shares of our preferred stock. As of June 30, 2024, we had 6.9 million shares of our preferred stock outstanding. The 6.000% Series A Cumulative Redeemable Preferred Stock trades on the NYSE under the ticker symbol "O PR".
The 6.000% Series A Cumulative Redeemable Preferred Stock is classified as mezzanine equity on our consolidated balance sheets as it is contingently redeemable for cash or the value of the property, rights or securities to be paid or distributed upon the occurrence of a change of control event, which is not solely within our control.

Our preferred stock pays cumulative cash dividends at the rate of 6.000% per annum on their liquidation preference of $25.00 per share (equivalent to $1.50 per share on an annual basis). We may, at our option, redeem the 6.000% Series A Cumulative Redeemable Preferred Stock, in whole or in part, at any time for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends up to, but excluding, the redemption date. Dividends are payable quarterly in arrears on or about the last day of March, June, September and December of each year. During the six months ended June 30, 2024, we paid two quarterly dividends to holders of our preferred stock totaling $0.750 per share, or $5.2 million.
17.    Common Stock Incentive Plan
This note should be read in conjunction with the more complete discussion of the Realty Income 2021 Incentive Award Plan (the "2021 Plan"), included in note 19 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023.
The amount of share-based compensation costs recognized in 'General and administrative' in our consolidated statements of income and comprehensive income was $7.3 million and $7.6 million during the three months ended June 30, 2024, and 2023, respectively, and $16.5 million and $13.9 million during the six months ended June 30, 2024, and 2023, respectively.
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
A.    Restricted Stock and Restricted Stock Units
During the six months ended June 30, 2024, we granted 341,522 shares of common stock under the 2021 Plan. This included 44,000 total shares of restricted stock granted to the independent members of our Board of Directors, 4,000 of which were granted to a new member in the first quarter of 2024, and the remaining 40,000 shares of which were granted in connection with our annual awards in May 2024. The vesting schedule for these shares is up to three-years, based on each director's years of service, and is subject to the director’s continued service through each applicable vesting date. Our restricted stock awards granted to employees vest over a service period not exceeding four-years.
During the six months ended June 30, 2024, we also granted 30,322 restricted stock units, all of which vest over a four-year service period.
As of June 30, 2024, the remaining unamortized share-based compensation expense related to restricted stock awards and units totaled $27.5 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and conditions of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.
B.    Performance Shares
During the six months ended June 30, 2024, we granted 274,358 performance shares, as well as dividend equivalent rights, to our executive officers. The performance shares are earned based on our Total Shareholder Return ("TSR") performance relative to select industry indices and peer groups as well as achievement of certain operating metrics, and vest 50% on the first and second January 1 after the end of the three-year performance period, subject to continued service.
As of June 30, 2024, the remaining share-based compensation expense related to the performance shares totaled $26.1 million. The performance shares are being recognized on a tranche-by-tranche basis over the service period. The fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model.

18.    Net Income per Common Share
The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation (shares in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Weighted average shares used for the basic net income per share computation	870,319	674,109	852,621	667,357
Incremental shares from share-based compensation	398	409	384	392
Dilutive effect of forward ATM offerings	8	75	6	359
Weighted average shares used for diluted net income per share computation	870,725	674,593	853,011	668,108
Unvested shares from share-based compensation that were anti-dilutive	232	182	219	147
Weighted average partnership common units convertible to common shares that were anti-dilutive	1,795	1,795	1,795	1,795
Weighted average forward ATM offerings that were anti-dilutive	488	322	471	223
19.    Supplemental Disclosures of Cash Flow Information
The following table summarizes our supplemental cash flow information during the periods indicated below (in thousands):

	Six months ended June 30,
	2024	2023
Supplemental disclosures:
Cash paid for interest	$397,910	$324,711
Cash paid for income taxes	$27,730	$8,081
Non-cash activities:
Net increase (decrease) in fair value of derivatives	$62,048	$(77,982)
Term loans assumed at fair value	$1,300,000	$—
Notes payable assumed at fair value	$2,481,486	$—
Increase in noncontrolling interests from property acquisitions	$—	$39,156
The following table provides a reconciliation of cash and cash equivalents reported on our consolidated balance sheets to the total of the cash, cash equivalents, and restricted cash reported within our consolidated statements of cash flows (in thousands):

	June 30, 2024	June 30, 2023
Cash and cash equivalents shown in the consolidated balance sheets	$442,820	$253,693
Restricted escrow deposits (1)	18,806	23,995
Impounds related to mortgages payable (1)	11,485	37,174
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$473,111	$314,862
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
At June 30, 2024, we had commitments of $91.5 million, which primarily relate to tenant improvements, re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of June 30, 2024, we had committed $393.9 million under construction contracts related to development projects, which have estimated rental revenue commencement dates between July 2024 and April 2025.
21.    Subsequent Events
A.     Dividends
In July 2024, we declared a dividend of $0.2630 per share to our common stockholders, which will be paid in August 2024.
B.     ATM Forward Offerings
As of August 5, 2024, ATM forward agreements for a total of 8.3 million shares remain unsettled with total expected net proceeds of approximately $447.8 million, of which 3.7 million shares were executed in July 2024.

Item 2:                              Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the documents incorporated by reference, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. When used in this quarterly report, the words “estimated,” “anticipated,” “expect,” “believe,” “intend,” “continue,” “should,” “may,” “likely,” “plans,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include discussions of our business and portfolio; growth strategies and intentions to acquire or dispose of properties (including geographies, timing, partners, clients and terms); re-leases, re-development and speculative development of properties and expenditures related thereto; future operations and results; the announcement of operating results, strategy, plans, and the intentions of management; settlement of shares of common stock sold pursuant to forward sale confirmations under our At-the-Market ("ATM") Program; dividends, including the amount, timing and payment of dividends related thereto; and trends in our business, including trends in the market for long-term leases of freestanding, single-client properties. Forward-looking statements are subject to risks, uncertainties, and assumptions about the Company which may cause our actual future results to differ materially from expected results. Some of the factors that could cause actual results to differ materially are, among others, our continued qualification as a real estate investment trust; general domestic and foreign business, economic, or financial conditions; competition; fluctuating interest and currency rates; inflation and its impact on our clients and us; access to debt and equity capital markets and other sources of funding (including the terms and partners of such funding); continued volatility and uncertainty in the credit markets and broader financial markets; other risks inherent in the real estate business including our clients' solvency, client defaults under leases, increased client bankruptcies, potential liability relating to environmental matters, illiquidity of real estate investments, and potential damages from natural disasters; impairments in the value of our real estate assets; changes in domestic and foreign income tax laws and rates; property ownership through joint ventures, partnerships and other arrangements which may limit control of the underlying investments; epidemics or pandemics including measures taken to limit their spread, the impacts on us, our business, our clients, and the economy generally; the loss of key personnel; the outcome of any legal proceedings to which we are a party or which may occur in the future; acts of terrorism and war; and the anticipated benefits from mergers and acquisitions including from the merger (the "Merger") with Spirit Realty Capital, Inc. ("Spirit").
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
OVERVIEW
Realty Income (NYSE: O), an S&P 500 company, is real estate partner to the world's leading companies. Founded in 1969, we invest in diversified commercial real estate and have a portfolio of 15,450 properties in all 50 U.S. states, the U.K., and six other countries in Europe. We are known as "The Monthly Dividend Company®," and have a mission to deliver stockholders dependable monthly dividends that grow over time. Since our founding, we have declared 649 consecutive monthly dividends and are a member of the S&P 500 Dividend Aristocrats® index for having increased our dividend for the last 29 consecutive years.
As of June 30, 2024, we owned or held interests in 15,450 properties, with approximately 335.3 million square feet of leasable space leased to 1,551 clients doing business in 90 separate industries. Of the 15,450 properties in our portfolio as of June 30, 2024, 15,154, or 98.1%, were single-client properties, and the remaining were multi–client properties. Our total portfolio of 15,450 properties as of June 30, 2024 had a weighted average remaining lease term (excluding rights to extend a lease at the option of the client) of approximately 9.6 years. Total portfolio annualized contractual rent (defined as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables) on our leases as of June 30, 2024 was $4.85 billion.

As of June 30, 2024, approximately 36.0% of our total portfolio annualized contractual rent comes from properties leased to our investment grade clients, their subsidiaries or affiliated companies. As of June 30, 2024, our top 20 clients (based on percentage of total portfolio annualized contractual rent) represented approximately 36.2% of our annualized rent and 10 of these clients have investment grade credit ratings or are subsidiaries or affiliates of investment grade companies. Approximately 91% of our annualized retail contractual rent as of June 30, 2024, is derived from our clients with a service, non-discretionary, and/or low price point component to their business.
Unless otherwise specified, references to rental revenue in the Management's Discussion and Analysis of Financial Condition and Results of Operations are exclusive of reimbursements from clients for recoverable real estate taxes and operating expenses totaling $80.6 million and $87.7 million for the three months ended June 30, 2024, and 2023, respectively, and $153.3 million and $147.3 million for the six months ended June 30, 2024 and 2023, respectively.
RECENT DEVELOPMENTS
Increases in Monthly Dividends to Common Stockholders
We have continued our 55-year history of paying monthly dividends. In addition, we have increased the dividend four times during 2024. As of July 2024, we have paid 107 consecutive quarterly dividend increases and increased the dividend 126 times since our listing on the New York Stock Exchange (“NYSE”) in 1994.

2024 Dividend increases	Month Declared	Month Paid	Monthly Dividend per share	Increase per share
1st increase	Dec 2023	Jan 2024	$0.2565	$0.0005
2nd increase	Mar 2024	Apr 2024	$0.2570	$0.0005
3rd increase	May 2024	Jun 2024	$0.2625	$0.0055
4th increase	Jun 2024	Jul 2024	$0.2630	$0.0005
The dividends paid per share during the six months ended June 30, 2024 totaled $1.5460, as compared to $1.5165 during the six months ended June 30, 2023, an increase of $0.030, or 1.9%.
The monthly dividend of $0.2630 per share represents a current annualized dividend of $3.156 per share, and an annualized dividend yield of 6.0% based on the last reported sale price of our common stock on the NYSE of $52.82 on June 30, 2024. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.
Investments During the Three and Six Months Ended June 30, 2024
During the three months ended June 30, 2024, we invested $0.8 billion at an initial weighted average cash yield of 7.9%, including an investment in 120 properties, properties under development or expansion, and an investment in a loan.
During the six months ended June 30, 2024, we invested $1.4 billion at an initial weighted average cash yield of 7.8%, including an investment in 198 properties, properties under development or expansion, and an investment in a loan. See notes 4, Investments in Real Estate, 5, Investments in Unconsolidated Entities, and 6, Investments in Loans, to the consolidated financial statements for further details.
Closing of Spirit Merger
On January 23, 2024, we closed on our previously announced stock-for-stock merger with Spirit (formerly NYSE: SRC). The Merger is further described in note 2, Merger with Spirit Realty Capital, Inc., to the consolidated financial statements.

Portfolio Discussion
Leasing Results
At June 30, 2024, we had 185 properties available for lease or sale out of 15,450 properties in our portfolio, which represents a 98.8% occupancy rate based on the number of properties in our portfolio. Our property-level occupancy rates exclude properties with ancillary leases only, such as cell towers and billboards, and properties with possession pending, and include properties owned by unconsolidated joint ventures.
Below is a summary of our portfolio activity for the periods indicated below:

Three months ended June 30, 2024
Properties available for lease at March 31, 2024	217
Lease expirations (1)	185
Re-leases to same client	(144)
Re-leases to new client	(9)
Vacant dispositions	(64)
Properties available for lease at June 30, 2024	185

Six months ended June 30, 2024
Properties available for lease at December 31, 2023	193
Lease expirations (1)	430
Re-leases to same client	(310)
Re-leases to new client	(21)
Vacant dispositions	(107)
Properties available for lease at June 30, 2024	185
(1)Includes scheduled and unscheduled expirations (including leases rejected in bankruptcy), as well as future expirations resolved in the periods indicated above.
During the three months ended June 30, 2024, the new annualized contractual rent on re-leases was $33.73 million, as compared to the previous annual rent of $31.91 million on the same units, representing a rent recapture rate of 105.7% on the units re-leased. We re-leased five units to new clients without a period of vacancy, and eight units to new clients after a period of vacancy.
During the six months ended June 30, 2024, the new annualized contractual rent on re-leases was $93.09 million, as compared to the previous annual rent of $88.82 million on the same units, representing a rent recapture rate of 104.8% on the units re-leased. We re-leased 14 units to new clients without a period of vacancy, and 15 units to new clients after a period of vacancy.
As part of our re-leasing costs, we pay leasing commissions to unrelated, third-party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide rent concessions to our clients. We do not consider the collective impact of the leasing commissions or rent concessions to our clients to be material to our financial position or results of operations.
Disposition Strategy
During the six months ended June 30, 2024, we sold 122 properties with total net proceeds received of $201.9 million. Our disposition strategy aims at further enhancing our portfolio and maximizing portfolio returns through the sale of select assets. It remains a function of our proactive investment management approach, supported by several data-driven tools including our predictive analytics platform.
Appointment of New Chief Accounting Officer ("CAO")
Effective June 27, 2024, Neale Redington assumed his role as our Senior Vice President and CAO.
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
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2024, we had $3.8 billion of liquidity, which consists of cash and cash equivalents of $442.8 million, unsettled ATM forward equity of $247.8 million, and $3.1 billion of availability under our $4.25 billion unsecured revolving credit facility, net of $846.6 million of borrowing on the revolving     credit facility and after deducting $302.2 million in borrowings under our commercial paper programs. We use our unsecured revolving credit facility as a liquidity backstop for the repayment of the notes issued under these programs.
Our primary cash obligations, for the current year and subsequent years, are included in the “Material Cash Requirements” table, which is presented later in this section. We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions and development costs, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs, and cash distributions to common stockholders, primarily through a combination of the following:
•Cash and cash equivalents;
•Future cash flows from operations;
•Issuances of common stock or debt;
•Additional borrowings under our revolving credit facility (after deducting outstanding borrowings under our commercial paper programs);
•Short-term loans;
•Investment dispositions;
•Credit investment repayments; and
•Public securities offerings.
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
Capitalization
As of June 30, 2024, our total market capitalization was $72.6 billion. Total market capitalization consisted of $46.1 billion of common equity (based on the June 30, 2024 closing price on the NYSE of $52.82 and assuming the conversion of 1.8 million common units of Realty Income, L.P.), aggregate liquidation value (based on a redemption price of $25.00 per share) of 6.000% Series A Cumulative Redeemable Preferred Stock of $0.2 billion, and total outstanding borrowings of $26.4 billion on our revolving credit facility, commercial paper, term loans, mortgages payable, senior unsecured notes and bonds, and our proportionate share of unconsolidated entities' debt (excluding unamortized deferred financing costs, discounts, and premiums). Our total debt and preferred stock to total market capitalization was 36.5% at June 30, 2024.
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
ATM Program
As of June 30, 2024, there were approximately 4.7 million shares of unsettled common stock subject to forward sale confirmations through our ATM program, representing approximately $247.8 million in expected net proceeds, which have been executed at a weighted average price of $52.87 per share (assuming full physical settlement of all outstanding shares of common stock, subject to such forward sale agreements and certain assumptions made with respect to settlement dates). During the six months ended June 30, 2024, we settled approximately 9.6 million shares of common stock previously sold pursuant to forward sale agreements through our ATM program for approximately $543.3 million of net proceeds. As of June 30, 2024, we had 73.2 million shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
Debt Financing Activities
At June 30, 2024, our total outstanding borrowings of revolving credit facility, commercial paper, term loans, mortgages payable, and senior unsecured notes and bonds were $25.7 billion, with a weighted average maturity of 5.6 years and a weighted average interest rate of 3.9%. As of June 30, 2024, approximately 94% of our total debt was fixed rate debt. See notes 7 through 10 to the consolidated financial statements for additional information about our outstanding debt, along with our debt financing activities during the six months ended June 30, 2024 below.
Note Issuances
During the six months ended June 30, 2024, we issued the following notes and bonds (in millions):

2024 Issuances	Date of Issuance	Maturity Date	Principal amount	Price of par value	Effective yield to maturity
4.750% Notes	January 2024	February 2029	$450.0	99.23%	4.923%
5.125% Notes	January 2024	February 2034	$800.0	98.91%	5.265%
In connection with the Merger, we also completed the $2.7 billion exchange in principal of outstanding notes issued by Spirit OP.
Note Repayment
During the six months ended June 30, 2024, we repaid the following notes, plus accrued and unpaid interest upon maturity (in millions):

Note Repayment	Date of Repayment	Maturity Date	Principal amount
4.600% Notes	February 2014	February 2024	$500.0
In July 2024, we repaid $350.0 million of outstanding 3.875% senior unsecured notes, plus accrued and unpaid interest, upon maturity.
Term Loan Issuances
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
Term Loan Redemption
During the six months ended June 30, 2024, we repaid our $250.0 million senior unsecured term loan in full upon maturity.
Mortgage Repayments
During the six months ended June 30, 2024, we made $622.4 million in principal payments, including the full repayment of two mortgages for $620.0 million.
Covenants
The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on accounting principles generally accepted in the United States of America ("U.S. GAAP"), are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants and are not measures of our liquidity or performance. The actual amounts as of June 30, 2024, are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	41.0%
Limitation on incurrence of secured debt	< 40% of adjusted assets	0.4%
Debt service coverage (trailing 12 months) (1)	> 1.5x	4.7x
Maintenance of total unencumbered assets	> 150% of unsecured debt	242.9%
(1) Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on July 1, 2023 and subject to certain additional adjustments. Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of July 1, 2023, nor does it purport to reflect our debt service coverage ratio for any future period. The following is our calculation of debt service and fixed charge coverage at June 30, 2024 (in thousands, for trailing twelve months):

Net income attributable to the Company	$843,548
Plus: interest expense, excluding the amortization of deferred financing costs	854,618
Plus: provision for taxes	58,284
Plus: depreciation and amortization	2,158,056
Plus: provisions for impairment	230,036
Plus: pro forma adjustments	619,867
Less: gain on sales of real estate	(55,291)
Income available for debt service, as defined	$4,709,118
Total pro forma debt service charge	$1,004,180
Debt service coverage ratio	4.7x
Fixed Charge Coverage Ratio
The fixed charge coverage ratio is calculated in exactly the same manner as the debt service coverage ratio, except that preferred stock dividends are also added to the denominator. Similar to the debt service coverage ratio, we consider the fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments. Our calculations of both debt service and fixed charge coverage ratios may be different from the calculations used by other companies and, therefore, comparability may be limited. The presentation of debt service and fixed charge coverage ratios should not be considered alternatives to any U.S. GAAP operating performance measures. Below is our calculation of fixed charges at June 30, 2024 (in thousands, for the trailing twelve months):

Income available for debt service, as defined	$4,719,467
Pro forma debt service charge plus preferred stock dividends	$1,014,530
Fixed charge coverage ratio	4.7x

Credit Agency Ratings
The borrowing interest rates under our revolving credit facility are based upon our ratings assigned by credit rating agencies. As of June 30, 2024, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook and Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook. In addition, we were assigned the following ratings on our commercial paper at June 30, 2024: Moody's Investors Service has assigned a rating of P-2 and Standard & Poor's Ratings Group has assigned a rating of A-2.
Based on our credit agency ratings as of June 30, 2024, interest rates under our credit facility for U.S. borrowings would have been at SOFR, plus 0.725% with a SOFR adjustment charge of 0.10% and a revolving credit facility fee of 0.125%, for all-in drawn pricing of 0.95% over SOFR, for GBP borrowings, at SONIA, plus 0.725% with a SONIA adjustment charge of 0.0326% and a revolving credit facility fee of 0.125%, for all-in drawn pricing of 0.8826% over SONIA, and for EUR Borrowings at one-month EURIBOR, plus 0.725%, and a revolving credit facility fee of 0.125%, for all-in drawn pricing of 0.85% over one-month EURIBOR. In addition, our credit facility provides that the interest rates can range between: (i) SOFR/SONIA/EURIBOR, plus 1.40% if our credit rating is lower than BBB-/Baa3 or our senior unsecured debt is unrated and (ii) SOFR/SONIA/EURIBOR, plus 0.70% if our credit rating is A/A2 or higher. In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which ranges from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher.
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
Material Cash Requirements
The following table summarizes the maturity of each of our obligations as of June 30, 2024 (dollars in millions):

	Credit Facility and Commercial Paper (1)	Unsecured Term Loans (2)	Mortgages Payable	Senior Unsecured Notes and Bonds		Interest (3)	Ground Leases Paid by the Company (4)	Ground Leases Paid by Our Clients (5)	Other (6)	Totals
2024	$302.2	$—	$118.1	$350.0	(7)	$571.5	$7.0	$15.9	$285.3	$1,650.0
2025	—	800.0	43.7	1,050.0		933.3	13.7	31.9	151.0	3,023.6
2026	846.6	1,072.0	12.0	2,375.0		773.7	19.4	32.3	41.3	5,172.3
2027	—	500.0	22.3	2,321.3		668.2	12.9	30.5	4.4	3,559.6
2028	—	—	1.3	2,499.8		564.3	10.6	27.4	—	3,103.4
Thereafter	—	—	2.4	13,395.6		2,506.8	311.8	362.9	3.4	16,582.9
Totals	$1,148.8	$2,372.0	$199.8	$21,991.7		$6,017.8	$375.4	$500.9	$485.4	$33,091.8
(1) The initial term of the credit facility expires in June 2026 and includes, at our option, two six-month extensions. At June 30, 2024, there were $846.6 million of outstanding borrowings under our revolving credit facility. Commercial paper programs outstanding were $302.2 million at June 30, 2024, which matured in July 2024.
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
(6) “Other” consists of $393.9 million of commitments under construction contracts, and $91.5 million for tenant improvements, re-leasing costs, recurring capital expenditures, and non-recurring building improvements.
(7) In July 2024, we repaid $350.0 million of outstanding 3.875% senior unsecured notes, plus accrued and unpaid interest, upon maturity.

Investments in Unconsolidated Entities
As of June 30, 2024, our pro-rata share of secured debt of unconsolidated entities was approximately $659.2 million.

DIVIDEND POLICY
Distributions are paid monthly to holders of shares of our common stock.
Distributions are paid monthly to the limited partners holding common units of Realty Income, L.P., each on a per unit basis that is equal to the amount paid per share to our common stockholders.
In order to maintain our status as a real estate investment trust ("REIT") for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2023, our cash distributions to common stockholders totaled $2.11 billion, or approximately 115.9% of estimated taxable income of $1.82 billion. Certain measures are available to us to reduce or eliminate our tax exposure as a REIT, and accordingly, no provision for federal income taxes, other than our taxable REIT subsidiaries (each, a "TRS"), has been made. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance. We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our cash on hand and funds from operations are sufficient to support our current level of cash distributions to our stockholders. We distributed $1.5460 per share to stockholders during the six months ended June 30, 2024, representing 74.0% of our diluted Adjusted Funds from Operations Available to Common Stockholders ("AFFO") per share of $2.09.
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

RESULTS OF OPERATIONS
The following is a comparison of our results of operations for the three and six months ended June 30, 2024 and 2023.
Total Revenue
The following summarizes our total revenue (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change
Rental (excluding reimbursable)	$1,204,160	$907,551	$296,609	$2,339,615	$1,773,259	$566,356
Rental (reimbursable)	80,568	87,738	(7,170)	153,282	147,319	5,963
Other	54,715	23,916	30,799	107,031	43,026	64,005
Total revenue	$1,339,443	$1,019,205	$320,238	$2,599,928	$1,963,604	$636,324
Rental Revenue (excluding reimbursable)
The table below summarizes the increase in rental revenue (excluding reimbursable) in the three and six months ended June 30, 2024 compared to the same periods in 2023 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	Number of Properties	2024	2023	Change	Number of Properties	2024	2023	Change
Properties acquired during 2024 & 2023	1,490	$159,184	$57,071	$102,113	3,444	$596,455	$59,800	$536,655
Same store rental revenue (1)	13,602	1,000,440	998,178	2,262	11,671	1,680,412	1,673,082	7,330
Constant currency adjustment (2)	N/A	(39)	(632)	593	N/A	708	(3,883)	4,591
Properties sold during and prior to 2024	417	1,850	10,123	(8,273)	250	3,670	11,991	(8,321)
Straight-line rent and other non-cash adjustments	N/A	4,919	444	4,475	N/A	5,633	(6,013)	11,646
Vacant rents, development and other (3)	358	21,938	23,848	(1,910)	335	36,680	36,365	315
Other excluded revenue (4)	N/A	15,868	(278)	16,146	N/A	16,057	1,917	14,140
Less: Spirit rental revenue (5)	N/A	—	(181,203)	181,203	N/A	—	—	—
Totals		$1,204,160	$907,551	$296,609		$2,339,615	$1,773,259	$566,356
(1)The same store rental revenue percentage increased by 0.2% and 0.4% for the three and six months ended June 30, 2024 as compared with the same periods in 2023, respectively.
(2)For purposes of comparability, same store rental revenue is presented on a constant currency basis using the exchange rate as of June 30, 2024. None of the properties in France, Germany, Ireland or Portugal met our same store pool definition for the periods presented.
(3)Relates to the aggregate of (i) rental revenue from 302 and 288 properties that were available for lease during part of 2024 or 2023 for the three and six months ended June 30, 2024, and (ii) rental revenue for 56 and 47 properties under development or completed developments that do not meet our same store pool definition for the periods presented three and six months ended June 30, 2024.
(4)Primarily consists of lease termination fees of $16.3 million and $16.8 million for the three and six months ended June 30, 2024, respectively, recognized as reimbursements for tenant improvements and rental revenue.
(5)Amounts for the three months ended June 30, 2023 represent rental revenue from Spirit properties, which were not included in our financial statements prior to the close of the merger on January 23, 2024.

For purposes of determining the same store rent property pool, we include all properties that were owned for the entire year-to-date period, for both the current and prior year, except for properties during the current or prior year that; (i) were vacant at any time, (ii) were under development or redevelopment, or (iii) were involved in eminent domain and rent was reduced. Beginning with the second quarter of 2024, properties acquired through the merger with Spirit were considered under each element of our Same Store Pool criteria, except for the requirement that the property be owned for the full comparative period. If the property was owned by Spirit for the full comparative period and each of the other criteria were met, the property was included in our Same Store Pool. Each of the exclusions from the same store pool are separately addressed within the applicable sentences above, explaining the changes in rental revenue for the period.
Of the 16,424 in-place leases in the portfolio, which excludes 279 vacant units, 13,545, or 82.5%, were under leases that provide for increases in rents through: base rent increases tied to inflation (typically subject to ceilings), percentage rent based on a percentage of the clients’ gross sales, fixed increases, or a combination of two or more of the aforementioned rent provisions.
Rent based on a percentage of our clients' gross sales, or percentage rent, was $2.4 million and $1.7 million for the three months ended June 30, 2024 and 2023, respectively, and $7.7 million and $5.8 million for the six months ended June 30, 2024 and 2023, respectively. Percentage rent represents less than 1.0% of rental revenue.
At June 30, 2024, our portfolio of 15,450 properties was 98.8% leased with 185 properties available for lease or sale, as compared to 98.6% leased with 193 properties available for lease at December 31, 2023, and 99.0% leased with 137 properties available for lease at June 30, 2023. It has been our experience that approximately 1% to 4% of our property portfolio will be available for lease at any given time; however, it is possible that the number of properties available for lease or sale could increase in the future, given the nature of economic cycles and other unforeseen global events.
Rental Revenue (reimbursable)
A number of our leases provide for contractually obligated reimbursements from clients for recoverable real estate taxes and operating expenses. Contractually obligated reimbursements by our clients for the three months ended June 30, 2024 decreased by $7.2 million as compared with the same period in 2023, primarily due to lower real estate taxes from a modification of tax remittance terms with one of our clients in the prior year period. For the six months ended June 30, 2024, contractually obligated reimbursements increased $6.0 million as compared with the same period in 2023, primarily due to the growth of our portfolio due to acquisitions.
Other Revenue
Other revenue primarily relates to interest income recognized on financing receivables for certain leases with above-market terms and interest income recognized on client loans and preferred equity investments. Other revenue increased by $30.8 million and $64.0 million for the three and six months ended June 30, 2024 as compared with the same periods in 2023, respectively, primarily due to an increase of $24.0 million and $44.1 million from interest income earned on loans and preferred equity investments for the three and six months ended June 30, 2024, respectively, in addition to higher interest income on financing receivables of $6.3 million and $18.9 million for three and six months ended June 30, 2024, respectively, driven by an increase in recent sale-leaseback transactions with above-market lease terms.

Total Expenses
The following summarizes our total expenses (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change
Depreciation and amortization	$605,570	$472,278	$133,292	$1,186,634	$923,755	$262,879
Interest	246,931	183,857	63,074	487,545	337,989	149,556
Property (excluding reimbursable)	19,283	6,965	12,318	35,930	16,781	19,149
Property (reimbursable)	80,568	87,738	(7,170)	153,282	147,319	5,963
General and administrative	45,070	36,829	8,241	85,912	70,996	14,916
Provisions for impairment	96,458	29,815	66,643	185,947	42,993	142,954
Merger and integration-related costs	2,754	341	2,413	96,858	1,648	95,210
Total expenses	$1,096,634	$817,823	$278,811	$2,232,108	$1,541,481	$690,627
Total revenue (1)	$1,258,875	$931,467		$2,446,646	$1,816,285
General and administrative expenses as a percentage of total revenue (1)	3.6%	4.0%		3.5%	3.9%
Property expenses (excluding reimbursable) as a percentage of total revenue (1)	1.5%	0.7%		1.5%	0.9%
(1) Excludes rental revenue (reimbursable).

Depreciation and Amortization
Depreciation and amortization increased by $133.3 million and $262.9 million for the three and six months ended June 30, 2024 as compared with the same periods in 2023, respectively, primarily due to the Merger with Spirit and the acquisition of properties in 2024 and 2023.
Interest Expense
The following is a summary of the components of our interest expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest on our credit facility, commercial paper, term loans, mortgages, senior unsecured notes and bonds, and interest rate swaps	$250,129	$197,321	$493,233	$365,287
Credit facility commitment fees	1,343	1,313	2,686	2,642
Amortization of debt origination and deferred financing costs	5,874	6,497	11,693	12,568
Gain on interest rate swaps	(1,799)	(1,799)	(3,600)	(3,600)
Amortization of net mortgage premiums and discounts	54	(3,196)	(69)	(6,396)
Amortization of net note premiums and discounts	26	(15,125)	(4,125)	(30,657)
Capital lease obligation	533	402	964	805
Interest capitalized	(9,229)	(1,556)	(13,237)	(2,660)
Interest expense	$246,931	$183,857	$487,545	$337,989
Credit facility, commercial paper, term loans, mortgages and senior unsecured notes and bonds
Average outstanding balances	$25,445,195	$20,406,982	$25,048,044	$19,594,007
Weighted average interest rates	4.02%	3.84%	4.03%	3.71%
Interest expense increased by $63.1 million and $149.6 million for the three and six months ended June 30, 2024 as compared with the same periods in 2023, respectively, primarily due to the following: (i) issuance of EUR-denominated notes in July 2023, (ii) issuance of GBP-denominated notes in December 2023, (iii) issuance of USD notes in January 2024, (iv) non-cash interest expense related to the discount of Spirit notes assumed in the merger, and (v) higher average balances and interest rates on the credit facility and commercial paper borrowings, all of which were partially offset by an increase in capitalized interest. See notes to the accompanying consolidated financial statements for additional information regarding our indebtedness.

Property Expenses (excluding reimbursable)
Property expenses (excluding reimbursable) consist of costs associated with properties available for lease, non-net-leased properties and general portfolio expenses and include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections and legal fees.
Property expenses (excluding reimbursable) increased by $12.3 million and $19.1 million for the three and six months ended June 30, 2024 as compared with the same periods in 2023, respectively, and was primarily impacted by higher property taxes, repairs and maintenance, and property insurance.
Property Expenses (reimbursable)
Property expenses (reimbursable) consist of reimbursable property taxes and operating costs paid on behalf of our clients. Property expenses (reimbursable) decreased by $7.2 million and increased by $6.0 million for the three and six months ended June 30, 2024 as compared with the same periods in 2023, respectively, consistent with changes in our contractually obligated reimbursements billed.
General and Administrative Expenses
General and administrative expenses are expenditures related to the operations of our company, including employee-related costs, professional fees, and other general overhead costs associated with running our business.
General and administrative expenses increased by $8.2 million and $14.9 million for the three and six months ended June 30, 2024 as compared with the same periods in 2023, respectively, primarily due to higher employee costs compared to the prior year.
Provisions for Impairment
Provisions for impairment consist of impairment on long-lived assets and allowances for credit losses on financing receivables and loans.
Provisions for impairment for the three and six months ended June 30, 2024 relate primarily to two office properties which were acquired and retained in our merger with VEREIT, Inc. ("VEREIT") in 2021, 17 properties leased to clients in bankruptcies, as well as certain properties that are more likely than not to be sold in the next twelve months, summarized in the following table (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Carrying value prior to impairment	$281.9	$97.0	$443.9	$125.5
Less: total provisions for impairment (1)	(87.2)	(29.8)	(175.4)	(43.0)
Carrying value after impairment	$194.7	$67.2	$268.5	$82.5

Number of properties:
Classified as held for sale	24	—	26	1
Classified as held for investment	41	7	50	8
Sold	33	27	53	47
(1) Excludes provision for current expected credit loss of $9.3 million and $10.5 million for the three and six months ended June 30, 2024, respectively.

Merger and Integration-Related Costs
Merger and integration-related costs consist of advisory fees, attorney fees, accountant fees, and incremental and non-recurring costs necessary to convert data and systems, retain employees, and otherwise enable us to operate the acquired business or assets efficiently.
During the three and six months ended June 30, 2024, we incurred $2.8 million and $96.9 million, respectively, of merger-related transaction costs primarily related to Spirit, which largely consisted of employee severance, post-combination share-based compensation, transfer taxes, and various professional fees directly attributable to the Merger. For the three and six months ended June 30, 2023, we incurred $0.3 million and $1.6 million of merger and integration-related transaction costs, respectively, in conjunction with our merger with VEREIT in November 2021.

Gain on Sales of Real Estate
The following summarizes our property dispositions (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Number of properties sold	76	29	122	55
Net sales proceeds	$106.3	$31.9	$201.9	$60.5
Gain on sales of real estate	$25.2	$7.8	$41.7	$12.1
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
Foreign currency and derivative gain (loss), net for the three and six months ended June 30, 2024 was a gain of $0.5 million and $4.6 million, respectively, primarily due to derivative gains reclassified from AOCI and undesignated foreign currency swaps offsetting losses on remeasurement of net foreign denominated liabilities.
Foreign currency and derivative gain (loss), net was a loss of $2.6 million for the three months ended June 30, 2023 and a gain of $7.8 million for the six months ended June 30, 2023, respectively, primarily due to foreign currency fluctuations related to the remeasurement of intercompany debt as well as on undesignated foreign currency exchange swap agreements.
Equity in Earnings of Unconsolidated Entities
Equity in earnings for the three and six months ended June 30, 2024 primarily relates to our share of earnings in joint ventures that we made investments in during the fourth quarter of 2023. Equity in earnings for the three and six months ended June 30, 2023 is attributable to distributions in excess of our basis related to three equity method investments acquired in our merger with VEREIT in November of 2021, all of which were sold in 2022. Following the sale of the properties, distributions primarily resulted from the release of holdbacks from property sales, refunds from taxing authorities and distributions of operating cash.
Other Income, Net
Certain miscellaneous non-recurring revenue is included in 'other income, net'. The increase of $3.1 million and $5.8 million for the three and six months ended June 30, 2024 as compared with the same periods in 2023, respectively, is primarily due to an increase in interest earned on cash and cash equivalents attributable to higher rates and average balances.
Income Taxes
Income taxes primarily consist of international income taxes accrued or paid by us and our subsidiaries, as well as state and local taxes. The increase of $2.7 million and $6.3 million in income taxes for the three and six months ended June 30, 2024 as compared with the same periods in 2023, respectively, is primarily attributable to higher taxable income in the U.K.

NON-GAAP FINANCIAL MEASURES
Adjusted Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate ("Adjusted EBITDAre")
Nareit established an EBITDA metric for real estate companies (i.e., EBITDA for real estate, or EBITDAre) it believed would provide investors with a consistent measure to help make investment decisions among REITs. Our definition of “Adjusted EBITDAre” is generally consistent with the Nareit definition, other than our adjustments to remove foreign currency and derivative gain and loss, excluding gain and loss from the settlement of foreign currency forwards not designated as hedges. We define Adjusted EBITDAre, a non-GAAP financial measure, for the most recent quarter as earnings (net income) before (i) interest expense, including non-cash loss (gain) on swaps, (ii) income and franchise taxes, (iii) gain on extinguishment of debt, (iv) real estate depreciation and amortization, (v) provisions for impairment, (vi) merger and integration-related costs, (vii) gain on sales of real estate, (viii) foreign currency and derivative gain and loss, net, (ix) gain on settlement of foreign currency forwards, and (x) our proportionate share of adjustments from unconsolidated entities. Our Adjusted EBITDAre may not be comparable to Adjusted EBITDAre reported by other companies or as defined by Nareit, and other companies may interpret or define Adjusted EBITDAre differently than we do. Management believes Adjusted EBITDAre to be a meaningful measure of a REIT’s performance because it provides a view of our operating performance, analyzes our ability to meet interest payment obligations before the effects of income tax, depreciation and amortization expense, provisions for impairment, gain on sales of real estate and other items, as defined above, that affect comparability, including the removal of non-recurring and non-cash items that industry observers believe are less relevant to evaluating the operating performance of a company. In addition, EBITDAre is widely followed by industry analysts, lenders, investors, rating agencies, and others as a means of evaluating the operational cash generating capacity of a company prior to servicing debt obligations. Management also believes the use of an annualized quarterly Adjusted EBITDAre metric, which we refer to as Annualized Adjusted EBITDAre, is meaningful because it represents our current earnings run rate for the period presented. Annualized Adjusted EBITDAre and Annualized Pro Forma Adjusted EBITDAre, as defined below, are also used to determine the vesting of performance share awards granted to executive officers. Annualized Adjusted EBITDAre should be considered along with, but not as an alternative to net income as a measure of our operating performance. We define Annualized Pro Forma Adjusted EBITDAre as Annualized Adjusted EBITDAre, subject to certain adjustments to incorporate Adjusted EBITDAre from investments we acquired or stabilized during the applicable quarter and to remove Adjusted EBITDAre from properties we disposed of during the applicable quarter, and include transaction accounting adjustments in accordance with U.S. GAAP, giving pro forma effect to all transactions as if they occurred at the beginning of the applicable period. Our calculation includes all adjustments consistent with the requirements to present Adjusted EBITDAre on a pro forma basis in accordance with Article 11 of Regulation S-X. The Annualized Pro Forma Adjustments are consistent with the debt service coverage ratio calculated under financial covenants for our senior unsecured notes. We believe Annualized Pro Forma Adjusted EBITDAre is a useful non-GAAP supplemental measure, as it excludes properties that were no longer owned at the balance sheet date and includes the annualized rent from properties acquired during the quarter. Management also uses our ratios of Net Debt/Annualized Adjusted EBITDAre, Net Debt/Annualized Pro Forma Adjusted EBITDAre, Net Debt and Preferred/Annualized Adjusted EBITDAre, and Net Debt and Preferred/Annualized Pro Forma Adjusted EBITDAre as measures of leverage in assessing our financial performance, which is calculated as net debt (which we define as total debt per the consolidated balance sheets, excluding deferred financing costs and net premiums and discounts, but including our proportionate share of debt from unconsolidated entities, less cash and cash equivalents), divided by annualized quarterly Adjusted EBITDAre and annualized Pro Forma Adjusted EBITDAre, respectively.

The following is a reconciliation of net income (which we believe is the most comparable U.S. GAAP measure) to Adjusted EBITDAre and Annualized Pro Forma EBITDAre calculations for the periods indicated below (dollars in thousands):

	Three months ended June 30,
	2024		2023
Net income	$260,968		$197,153
Interest	246,931		183,857
Income taxes	15,642		12,932
Depreciation and amortization	605,570		472,278
Provisions for impairment	96,458		29,815
Merger and integration-related costs	2,754		341
Gain on sales of real estate	(25,153)		(7,824)
Foreign currency and derivative (gain) loss, net	(511)		2,552
Proportionate share of adjustments from unconsolidated entities	16,911		(411)
Quarterly Adjusted EBITDAre	$1,219,570		$890,693
Annualized Adjusted EBITDAre (1)	$4,878,280		$3,562,772
Annualized Pro Forma Adjustments	$33,813		$87,712
Annualized Pro Forma Adjusted EBITDAre	$4,912,093		$3,650,484
Total debt per the consolidated balance sheets, excluding deferred financing costs and net premiums and discounts	$25,712,293		$19,538,466
Proportionate share of unconsolidated entities debt, excluding deferred financing costs	659,190		—
Less: Cash and cash equivalents	(442,820)		(253,693)
Net Debt (2)	$25,928,663		$19,284,773
Preferred Stock	167,394		—
Net Debt and Preferred Stock	$26,096,057		$19,284,773
Net Debt/Annualized Adjusted EBITDAre (3)	5.3	x	5.4	x
Net Debt/Annualized Pro Forma Adjusted EBITDAre	5.3	x	5.3	x
Net Debt and Preferred/ Annualized Adjusted EBITDAre	5.3	x	5.4	x
Net Debt and Preferred/ Annualized Pro Forma Adjusted EBITDAre	5.3	x	5.3	x
(1) We calculate Annualized Adjusted EBITDAre by multiplying the Quarterly Adjusted EBITDAre by four.
(2) Net Debt is total debt per our consolidated balance sheets, excluding deferred financing costs and net premiums and discounts, but including our proportionate share of debt from unconsolidated entities, less cash and cash equivalents.
As described above, the Annualized Pro Forma Adjustments, which include transaction accounting adjustments in accordance with U.S. GAAP, consist of adjustments to incorporate the Adjusted EBITDAre from investments we acquired or stabilized during the applicable quarter and remove Adjusted EBITDAre from properties we disposed of during the applicable quarter, giving pro forma effect to all transactions as if they occurred at the beginning of the period, consistent with the requirements of Article 11 of Regulation S-X. The following table summarizes our Annualized Pro Forma Adjusted EBITDAre calculation for the period indicated below (dollars in thousands):

	Three months ended June 30,
	2024	2023
Annualized pro forma adjustments from investments acquired or stabilized	$39,329	$87,510
Annualized pro forma adjustments from investments disposed	(5,516)	202
Annualized Pro Forma Adjustments	$33,813	$87,712

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
The following summarizes our FFO and Normalized FFO (dollars in millions, except per share data):

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
FFO available to common stockholders	$929.1	$688.0	35.0%	$1,714.8	$1,372.3	25.0%
FFO per common share (1)	$1.07	$1.02	4.9%	$2.01	$2.05	(2.0)%
Normalized FFO available to common stockholders	$931.9	$688.3	35.4%	$1,811.7	$1,373.9	31.9%
Normalized FFO per common share (1)	$1.07	$1.02	4.9%	$2.12	$2.06	2.9%
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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income available to common stockholders	$256,804	$195,415	$386,500	$420,431
Depreciation and amortization	605,570	472,278	1,186,634	923,755
Depreciation of furniture, fixtures and equipment	(610)	(297)	(1,233)	(839)
Provisions for impairment of real estate	87,204	29,815	175,401	42,993
Gain on sales of real estate	(25,153)	(7,824)	(41,727)	(12,103)
Proportionate share of adjustments for unconsolidated entities	6,380	(465)	11,054	(465)
FFO adjustments allocable to noncontrolling interests	(1,062)	(937)	(1,813)	(1,496)
FFO available to common stockholders	$929,133	$687,985	$1,714,816	$1,372,276
FFO allocable to dilutive noncontrolling interests	1,595	1,371	2,935	2,791
Diluted FFO	$930,728	$689,356	$1,717,751	$1,375,067

FFO available to common stockholders	$929,133	$687,985	$1,714,816	$1,372,276
Merger and integration-related costs	2,754	341	96,858	1,648
Normalized FFO available to common stockholders	$931,887	$688,326	$1,811,674	$1,373,924
Normalized FFO allocable to dilutive noncontrolling interests	1,595	1,371	2,935	2,791
Diluted Normalized FFO	$933,482	$689,697	$1,814,609	$1,376,715
FFO per common share:
Basic	$1.07	$1.02	$2.01	$2.06
Diluted	$1.07	$1.02	$2.01	$2.05
Normalized FFO per common share, basic and diluted	$1.07	$1.02	$2.12	$2.06
Distributions paid to common stockholders	$676,215	$515,091	$1,312,714	$1,012,336
FFO available to common stockholders in excess of distributions paid to common stockholders	$252,918	$172,894	$402,102	$359,940
Normalized FFO available to common stockholders in excess of distributions paid to common stockholders	$255,672	$173,235	$498,960	$361,588
Weighted average number of common shares used for FFO and Normalized FFO:
Basic	870,319	674,109	852,621	667,357
Diluted	872,520	676,388	854,806	669,903
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
The following summarizes our AFFO (dollars in millions, except per share data):

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
AFFO available to common stockholders	$921.1	$671.7	37.1%	$1,783.9	$1,322.5	34.9%
AFFO per common share (1)	$1.06	$1.00	6.0%	$2.09	$1.98	5.6%
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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income available to common stockholders	$256,804	$195,415	$386,500	$420,431
Cumulative adjustments to calculate Normalized FFO (1)	675,083	492,911	1,425,174	953,493
Normalized FFO available to common stockholders	931,887	688,326	1,811,674	1,373,924
Amortization of share-based compensation	7,267	7,623	16,519	13,923
Amortization of net debt discounts (premiums) and deferred financing costs (2)	799	(10,509)	5,000	(24,197)
Non-cash gain on interest rate swaps	(1,799)	(1,799)	(3,600)	(3,600)
Non-cash change in allowance for credit losses	9,254	—	10,546	—
Straight-line impact of cash settlement on interest rate swaps (3)	1,797	1,797	3,595	3,595
Leasing costs and commissions	(2,129)	(5,032)	(3,056)	(5,476)
Recurring capital expenditures	(52)	(85)	(52)	(138)
Straight-line rent and expenses, net	(47,587)	(33,963)	(92,447)	(70,448)
Amortization of above and below-market leases, net	13,806	19,670	28,080	37,028
Proportionate share of adjustments for unconsolidated entities	(538)	—	382	—
Other adjustments (4)	8,369	5,709	7,304	(2,145)
AFFO available to common stockholders	$921,074	$671,737	$1,783,945	$1,322,466
AFFO allocable to dilutive noncontrolling interests	1,587	1,382	2,946	2,813
Diluted AFFO	$922,661	$673,119	$1,786,891	$1,325,279
AFFO per common share, basic and diluted	$1.06	$1.00	$2.09	$1.98
Distributions paid to common stockholders	$676,215	$515,091	$1,312,714	$1,012,336
AFFO available to common stockholders in excess of distributions paid to common stockholders	$244,859	$156,646	$471,231	$310,130
Weighted average number of common shares used for computation per share:
Basic	870,319	674,109	852,621	667,357
Diluted	872,520	676,388	854,806	669,903
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
PROPERTY PORTFOLIO INFORMATION
At June 30, 2024, out of the 15,450 properties that we owned or held interests in, 15,265 properties were primarily leased under net lease agreements. A net lease typically requires the client to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, clients of our properties typically pay rent increases based on: (1) fixed increases, (2) increases tied to inflation (typically subject to ceilings), or (3) additional rent calculated as a percentage of the clients' gross sales above a specified level.
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
	Jun 30, 2024	Dec 31, 2023	Dec 31, 2022	Dec 31, 2021	Dec 31, 2020
Grocery	10.2%	11.4%	10.0%	10.2%	9.8%
Convenience Stores	9.4	10.2	8.6	9.1	11.9
Dollar Stores	6.6	7.1	7.4	7.5	7.6
Home Improvement	5.9	5.9	5.6	5.1	4.3
Drug Stores	4.9	5.5	5.7	6.6	8.2
Restaurants-Quick Service	4.9	5.2	6.0	6.6	5.3
Automotive Service	4.6	4.3	4.0	3.2	2.7
Health and Fitness	4.5	3.9	4.4	4.7	6.7
Restaurants-Casual Dining	4.2	4.4	5.1	5.9	2.8
General Merchandise	3.3	3.7	3.7	3.7	3.4

Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of June 30, 2024 (dollars in thousands):

Property Type	Number of Properties	Approximate Leasable Square Feet (1)	Total Portfolio Annualized Contractual Rent	Percentage of Total Portfolio Annualized Contractual Rent
Retail	14,819	210,755,000	$3,844,629	79.4%
Industrial	560	114,395,100	705,061	14.5
Gaming	2	5,053,400	159,695	3.3
Other (2)	69	5,095,200	136,647	2.8
Totals	15,450	335,298,700	$4,846,032	100.0%
(1)Represents leasable building square footage and includes our portfolio of unconsolidated joint ventures based on ownership percentage. Excludes 2,962 acres of leased land categorized as agriculture at June 30, 2024.
(2)"Other" primarily includes 15 properties classified as office with $45.7 million in annualized contractual rent, 27 properties classified as agriculture with $38.1 million in annualized contractual rent, three properties classified as data centers with $25.8 million in annualized contractual rent, and 21 properties classified as country clubs with $23.2 million in annualized contractual rent, as well as one land parcel under development.
Client Diversification
The following table sets forth the 20 largest clients in our property portfolio, expressed as a percentage of total portfolio annualized contractual rent, which does not give effect to deferred rent or interest earned on loans and preferred equity investments, at June 30, 2024:

Client	Number of Leases	Percentage of Total Portfolio Annualized Contractual Rent (1)
Dollar General	1,758	3.4%
Walgreens	400	3.3
Dollar Tree / Family Dollar	1,389	3.1
7-Eleven	639	2.6
EG Group Limited	415	2.2
Wynn Resorts	1	2.1
Lifetime Fitness	38	2.0
FedEx	82	2.0
BJ's Wholesale Club	44	1.6
(B&Q) Kingfisher	51	1.6
Asda	38	1.6
Sainsbury's	36	1.5
CVS Pharmacy	215	1.3
LA Fitness	67	1.3
Tesco	24	1.2
MGM (Bellagio)	1	1.2
Walmart / Sam's Club	72	1.2
Tractor Supply	207	1.2
AMC Theaters	39	1.1
Red Lobster	211	1.0
Total	5,727	36.2%
(1)Amounts for each client are calculated independently; therefore, the individual percentages may not sum to the total.

Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the client) and their contribution to total portfolio annualized contractual rent as of June 30, 2024 (dollars in thousands):

	Total Portfolio (1)
	Expiring Leases		Approximate Leasable Square Feet	Total Portfolio Annualized Contractual Rent	Percentage of Total Portfolio Annualized Contractual Rent
Year	Retail	Non-Retail
2024	198	2	1,906,300	$25,309	0.5%
2025	905	35	13,451,800	203,941	4.2
2026	940	45	19,793,500	234,538	4.8
2027	1,571	47	26,739,300	343,952	7.1
2028	1,844	70	36,163,700	450,787	9.3
2029	1,794	48	33,308,900	416,913	8.6
2030	718	32	20,611,900	239,901	5.0
2031	625	52	27,552,500	306,810	6.3
2032	1,119	46	22,130,500	303,035	6.3
2033	941	26	22,015,700	270,419	5.6
2034	783	28	16,950,500	309,509	6.4
2035	571	23	10,304,100	184,183	3.8
2036	579	23	10,715,500	184,975	3.8
2037	578	23	12,218,200	166,054	3.4
2038	360	24	12,425,500	140,052	2.9
2039-2143	2,245	129	45,380,200	1,065,654	22.0
Totals	15,771	653	331,668,100	$4,846,032	100.0%
(1)Leases on our multi-client properties are counted separately in the table above. This table excludes 279 vacant units.

Geographic Diversification
The following table sets forth certain geographic information regarding our property portfolio as of June 30, 2024 (dollars in thousands):

Location	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Percentage of Total Portfolio Annualized Contractual Rent
Alabama	502	99%	5,920,300	1.8%
Alaska	16	100	622,800	0.2
Arizona	296	100	4,966,100	1.9
Arkansas	311	100	3,534,900	1.0
California	380	100	14,097,900	5.0
Colorado	200	98	3,933,800	1.1
Connecticut	59	98	2,664,400	0.6
Delaware	25	100	264,100	0.1
Florida	1,036	99	13,491,700	5.2
Georgia	725	98	12,011,000	3.6
Hawaii	22	100	47,800	0.2
Idaho	41	98	408,000	0.2
Illinois	604	98	14,822,900	4.5
Indiana	468	99	12,317,300	2.5
Iowa	127	98	4,434,300	0.8
Kansas	215	97	5,579,400	1.0
Kentucky	427	99	7,004,000	1.5
Louisiana	382	100	5,978,600	1.7
Maine	112	100	1,300,500	0.6
Maryland	90	98	4,428,300	1.2
Massachusetts	215	100	7,560,600	4.0
Michigan	571	99	8,679,400	2.6
Minnesota	292	99	5,732,200	1.8
Mississippi	358	99	5,548,000	1.2
Missouri	452	98	6,888,500	1.8
Montana	30	100	400,500	0.2
Nebraska	90	99	1,356,700	0.3
Nevada	75	100	4,615,400	1.9
New Hampshire	68	99	1,284,700	0.5
New Jersey	158	96	2,735,000	1.3
New Mexico	144	99	2,149,500	0.7
New York	376	99	6,814,100	2.9
North Carolina	493	98	10,179,600	2.7
North Dakota	25	96	537,900	0.2
Ohio	814	98	21,661,600	4.1
Oklahoma	394	99	5,582,700	1.5
Oregon	46	100	765,300	0.3
Pennsylvania	368	98	7,393,000	2.1
Rhode Island	34	100	343,900	0.2
South Carolina	395	99	6,372,500	1.9
South Dakota	39	97	545,200	0.2
Tennessee	570	99	9,760,200	2.5
Texas	1,900	99	36,298,700	10.5
Utah	57	100	2,618,700	0.6
Vermont	19	100	175,300	0.1
Virginia	413	99	9,131,600	2.6
Washington	89	97	1,959,200	0.7
West Virginia	105	100	1,078,000	0.4
Wisconsin	323	100	8,555,900	1.9
Wyoming	25	100	203,100	0.1
Puerto Rico	6	100	59,400	*
U.S. Virgin Islands	1	100	38,000	*
France	28	100	1,406,800	0.3
Germany	4	100	189,900	*
Ireland	5	100	423,400	0.2
Italy	33	100	2,431,300	0.6
Portugal	5	100	142,300	*
Spain	90	100	6,772,600	1.2
United Kingdom	302	100	29,079,900	11.2
Totals/average	15,450	99%	335,298,700	100.0%
•*Less than 0.1%
IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
For information on the impact of new accounting standards on our business, see note 1, Summary of Significant Accounting Policies, to our Consolidated Financial Statements.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements have been prepared in accordance with U.S. GAAP and are the basis for our discussion and analysis of financial condition and results of operations. Preparing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. We believe that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. There have been no material changes to the Critical Accounting Policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in note 1, Summary of Significant Accounting Policies, to our consolidated financial statements in our Annual Report.
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
The following table presents, by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of June 30, 2024. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data
The following table summarizes the maturity of our debt as of June 30, 2024 (dollars in millions):

Year of Principal Due	Fixed rate debt		Weighted average rate on fixed rate debt	Variable rate debt		Weighted average rate on variable rate debt
2024	$468.1		4.03%	$302.2		4.96%
2025	1,893.7		4.22%	—		—
2026	2,959.0	(1)	4.21%	1,346.6	(2)	4.40%
2027	2,843.6		2.85%	—		—
2028	2,501.1		3.19%	—		—
Thereafter	13,398.0		3.93%	—		—
Totals (3)	$24,063.5		3.79%	$1,648.8		4.50%
Fair Value (4)	$22,499.8			$1,646.2
(1)The maturity date for our 2023 term loans assumes a twelve-month extension available at the company's option is exercised. In January 2024, we entered into interest rate swaps on our 2023 term loans, which fix our per annum interest rate at 4.9% until January 2026, which is the term loan maturity date if our remaining extension option is exercised.
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
(4)We base the estimated fair value of our fixed rate mortgages and private senior notes payable at June 30, 2024, on the relevant forward interest rate curve, plus an applicable credit-adjusted spread. We base the estimated fair value of the publicly traded fixed rate senior notes and bonds at June 30, 2024, on the indicative market prices and recent trading activity of our senior notes and bonds payable. We believe that the carrying values of the line of credit, commercial paper borrowings, and term loan balances reasonably approximate their estimated fair values at June 30, 2024.
The table above incorporates only those exposures that exist as of June 30, 2024. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.
At June 30, 2024, our outstanding mortgages payable, notes, and bonds had fixed interest rates. Interest on our credit facility and commercial paper borrowings and term loans is variable. However, the variable interest rate feature on our term loans have been mitigated by interest rate swap agreements. At June 30, 2024, a 1% change in interest rates on our variable-rate debt would change our interest costs by $16.5 million.
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

As of and for the quarter ended June 30, 2024, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.
Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2024 our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds
The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the Realty Income 2021 Incentive Award Plan, (the "2021 Plan"):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 1, 2024 — April 30, 2024	101	$52.34
May 1, 2024 — May 31, 2024	334	$54.34
June 1, 2024 — June 30, 2024	218	$52.95
Total	653	$53.57
(1)All 653 shares of common stock purchased during the three months ended June 30, 2024 were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2021 Incentive Award Plan of Realty Income Corporation. The withholding of common stock by us could be deemed a purchase of such common stock.
Item 5:    Other Information

Director and Officer Trading Arrangements
During the three months ended June 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

REALTY INCOME CORPORATION

Date: August 6, 2024	/s/ JONATHAN PONG
Jonathan Pong
Executive Vice President, Chief Financial Officer and Treasurer