Form 10-Q
period 2024-09-30
REALTY INCOME CORP
filed 2024-11-05
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024, or
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 1-13374
REALTY INCOME CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	33-0580106
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
11995 El Camino Real, San Diego, California 92130
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (858) 284-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Stock, $0.01 Par Value	O	New York Stock Exchange
1.125% Notes due 2027	O27A	New York Stock Exchange
1.875% Notes due 2027	O27B	New York Stock Exchange
5.000% Notes due 2029	O29B	New York Stock Exchange
1.625% Notes due 2030	O30	New York Stock Exchange
4.875% Notes due 2030	O30A	New York Stock Exchange
5.750% Notes due 2031	O31A	New York Stock Exchange
1.750% Notes due 2033	O33A	New York Stock Exchange
5.125% Notes due 2034	O34	New York Stock Exchange
6.000% Notes due 2039	O39	New York Stock Exchange
5.250% Notes due 2041	O41	New York Stock Exchange
2.500% Notes due 2042	O42	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of October 31, 2024, there were 875,211,050 shares of common stock outstanding.

REALTY INCOME CORPORATION
Index to Form 10-Q
September 30, 2024

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts) (unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Real estate held for investment, at cost:
Land	$17,140,719	$14,929,310
Buildings and improvements	40,608,341	34,657,094
Total real estate held for investment, at cost	57,749,060	49,586,404
Less accumulated depreciation and amortization	(7,066,449)	(6,072,118)
Real estate held for investment, net	50,682,611	43,514,286
Real estate and lease intangibles held for sale, net	60,467	31,466
Cash and cash equivalents	396,956	232,923
Accounts receivable, net	835,328	710,536
Lease intangible assets, net	6,600,058	5,017,907
Goodwill	4,932,199	3,731,478
Investment in unconsolidated entities	1,224,974	1,172,118
Other assets, net	3,736,173	3,368,643
Total assets	$68,468,766	$57,779,357
LIABILITIES AND EQUITY
Distributions payable	$233,139	$195,222
Accounts payable and accrued expenses	880,122	738,526
Lease intangible liabilities, net	1,676,549	1,406,853
Other liabilities	863,683	811,650
Line of credit payable and commercial paper	427,546	764,390
Term loans, net	2,428,279	1,331,841
Mortgages payable, net	197,522	821,587
Notes payable, net	23,092,216	18,602,319
Total liabilities	$29,799,056	$24,672,388
Commitments and contingencies (note 20)
Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 1,300,000 shares authorized, 875,197 and 752,460 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	$46,505,688	$39,629,709
Distributions in excess of net income	(8,151,359)	(6,762,136)
Accumulated other comprehensive income	103,463	73,894
Total stockholders’ equity	$38,457,792	$32,941,467
Noncontrolling interests	211,918	165,502
Total equity	$38,669,710	$33,106,969
Total liabilities and equity	$68,468,766	$57,779,357
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
REVENUE
Rental (including reimbursable)	$1,271,153	$1,008,862	$3,764,050	$2,929,440
Other	59,762	30,242	166,793	73,268
Total revenue	1,330,915	1,039,104	3,930,843	3,002,708
EXPENSES
Depreciation and amortization	602,339	495,566	1,788,973	1,419,321
Interest	261,261	184,121	748,806	522,110
Property (including reimbursable)	92,154	70,981	281,366	235,081
General and administrative	41,869	35,525	127,781	106,521
Provisions for impairment	96,920	16,808	282,867	59,801
Merger, transaction, and other costs	8,610	2,884	105,468	4,532
Total expenses	1,103,153	805,885	3,335,261	2,347,366
Gain on sales of real estate	50,563	7,572	92,290	19,675
Foreign currency and derivative (loss) gain, net	(1,672)	(2,813)	2,885	4,957
Equity in earnings of unconsolidated entities	5,087	—	5,440	411
Other income, net	4,739	7,235	16,293	12,985
Income before income taxes	286,479	245,213	712,490	693,370
Income taxes	(15,355)	(11,336)	(46,499)	(36,218)
Net income	271,124	233,877	665,991	657,152
Net income attributable to noncontrolling interests	(1,639)	(404)	(4,831)	(3,248)
Net income attributable to the Company	269,485	233,473	661,160	653,904
Preferred stock dividends	(2,588)	—	(7,763)	—
Excess of redemption value over carrying value of preferred shares redeemed	(5,116)	—	(5,116)	—
Net income available to common stockholders	$261,781	$233,473	$648,281	$653,904
Amounts available to common stockholders per common share:
Net income, basic and diluted	$0.30	$0.33	$0.75	$0.96
Weighted average common shares outstanding:
Basic	870,665	709,165	858,679	681,419
Diluted	872,052	709,543	859,462	682,129
Net income available to common stockholders	$261,781	$233,473	$648,281	$653,904
Total other comprehensive income (loss)
Foreign currency translation adjustment	74,615	(61,401)	59,797	(3,605)
Unrealized (loss) gain on derivatives, net	(46,474)	7,193	(30,228)	(1,379)
Total other comprehensive income (loss)	$28,141	$(54,208)	$29,569	$(4,984)
Comprehensive income available to common stockholders	$289,922	$179,265	$677,850	$648,920
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)
Three months ended September 30, 2024, and 2023

	Shares of preferred stock	Preferred stock and paid in capital	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income	Total stockholders’ equity	Non-controlling interests	Total equity
Balance, June 30, 2024	6,900	$167,394	870,848	$46,230,789	$(7,724,318)	$75,322	$38,581,793	$165,277	$38,747,070
Net income	—	—	—	—	269,485	—	269,485	1,639	271,124
Other comprehensive income	—	—	—	—	—	28,141	28,141	—	28,141
Distributions paid and payable	—	—	—	—	(691,410)		(691,410)	(2,740)	(694,150)
Share issuances, net of costs	—	—	4,354	269,272	—	—	269,272	—	269,272
Contributions by noncontrolling interests	—	—	—	—	—	—	—	489	489
Issuance of common partnership units	—	—	—	(768)	—	—	(768)	47,253	46,485
Preferred shares redeemed	(6,900)	(167,394)	—	—	(5,116)	—	(5,116)	—	(5,116)
Share-based compensation, net	—	—	(5)	6,395	—	—	6,395	—	6,395
Balance, September 30, 2024	—	$—	875,197	$46,505,688	$(8,151,359)	$103,463	$38,457,792	$211,918	$38,669,710

Balance, June 30, 2023	—	$—	708,773	$37,149,380	$(6,102,226)	$96,057	$31,143,211	$167,932	$31,311,143
Net income	—	—	—	—	233,473	—	233,473	404	233,877
Other comprehensive loss	—	—	—	—	—	(54,208)	(54,208)	—	(54,208)
Distributions paid and payable	—	—	—	—	(547,781)	—	(547,781)	(2,497)	(550,278)
Share issuances, net of costs	—	—	15,122	876,253	—	—	876,253	—	876,253
Contributions by noncontrolling interests	—	—	—	—	—	—	—	435	435
Share-based compensation, net	—	—	(1)	6,196	—	—	6,196	—	6,196
Balance, September 30, 2023	—	$—	723,894	$38,031,829	$(6,416,534)	$41,849	$31,657,144	$166,274	$31,823,418

Nine months ended September 30, 2024 and 2023

	Shares of preferred stock	Preferred stock and paid in capital	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income	Total stockholders’ equity	Non-controlling interests	Total equity
Balance, December 31, 2023	—	$—	752,460	$39,629,709	$(6,762,136)	$73,894	$32,941,467	$165,502	$33,106,969
Net income	—	—	—	—	661,160	—	661,160	4,831	665,991
Other comprehensive income	—	—	—	—	—	29,569	29,569	—	29,569
Distributions paid and payable	—	—	—	—	(2,045,267)	—	(2,045,267)	(7,438)	(2,052,705)
Share issuances, net of costs	—	—	14,073	818,724	—	—	818,724	—	818,724
Shares issued with merger	6,900	167,394	108,308	6,043,641	—	—	6,043,641	—	6,043,641
Contributions by noncontrolling interests	—	—	—	—	—	—	—	1,770	1,770
Issuance of common partnership units	—	—	—	(768)	—	—	(768)	47,253	46,485
Preferred shares redeemed	(6,900)	(167,394)	—	—	(5,116)	—	(5,116)	—	(5,116)
Share-based compensation, net	—	—	356	14,382	—	—	14,382	—	14,382
Balance, September 30, 2024	—	$—	875,197	$46,505,688	$(8,151,359)	$103,463	$38,457,792	$211,918	$38,669,710

Balance December 31, 2022	—	$—	660,300	$34,159,509	$(5,493,193)	$46,833	$28,713,149	$130,140	$28,843,289
Net income	—	—	—	—	653,904	—	653,904	3,248	657,152
Other comprehensive loss	—	—	—	—	—	(4,984)	(4,984)	—	(4,984)
Distributions paid and payable	—	—	—	—	(1,577,245)	—	(1,577,245)	(7,108)	(1,584,353)
Share issuances, net of costs	—	—	63,348	3,858,347	—	—	3,858,347	—	3,858,347
Contributions by noncontrolling interests	—	—	—	—	—	—	—	39,994	39,994
Share-based compensation, net	—	—	246	13,973	—	—	13,973	—	13,973
Balance, September 30, 2023	—	$—	723,894	$38,031,829	$(6,416,534)	$41,849	$31,657,144	$166,274	$31,823,418
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$665,991	$657,152
Adjustments to net income:
Depreciation and amortization	1,788,973	1,419,321
Amortization of share-based compensation	47,671	20,154
Non-cash revenue adjustments	(95,324)	(51,272)
Amortization of net premiums on mortgages payable	(18)	(9,597)
Amortization of net premiums on notes payable	(3,883)	(45,647)
Amortization of deferred financing costs	17,694	19,498
Foreign currency and unrealized derivative (gain) loss, net	(33,582)	10,188
Non-cash interest expense (income)	9,179	(5,390)
Gain on sales of real estate	(92,290)	(19,675)
Equity in earnings of unconsolidated entities	(5,440)	(411)
Distributions on common equity from unconsolidated entities	15,608	—
Provisions for impairment	282,867	59,801
Change in assets and liabilities
Accounts receivable and other assets	40,338	(17,538)
Accounts payable, accrued expenses and other liabilities	(36,471)	161,527
Net cash provided by operating activities	2,601,313	2,198,111
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(1,611,794)	(6,702,140)
Improvements to real estate, including leasing costs	(85,204)	(47,107)
Investment in unconsolidated entities	(57,014)	—
Investment in loans	(377,490)	—
Proceeds from sales of real estate	451,365	92,772
Return of investment from unconsolidated entities	—	3,927
Proceeds from note receivable	51,562	—
Insurance proceeds received	2,418	15,177
Non-refundable escrow deposits	(38,750)	(1,188)
Net cash acquired in merger	93,683	—
Net cash used in investing activities	(1,571,224)	(6,638,559)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(1,999,858)	(1,555,679)
Cash distributions to preferred stockholders	(7,763)	—
Borrowings on line of credit and commercial paper programs	24,698,502	33,021,401
Payments on line of credit and commercial paper programs	(25,079,449)	(34,909,165)
Proceeds from term loan	—	1,029,383
Principal payment on term loan	(250,000)	—
Proceeds from notes payable issued	2,657,925	3,263,294
Principal payment on notes payable	(849,999)	—
Principal payments on mortgages payable	(626,321)	(20,842)
Proceeds from common stock offerings, net	809,910	3,849,963
Proceeds from dividend reinvestment and stock purchase plan	8,814	8,382
Redemption of preferred stock	(172,510)	—
Distributions to noncontrolling interests	(7,185)	(5,585)
Net receipts on derivative settlements	—	2,191
Debt issuance costs	(59,285)	(35,014)
Other items, including shares withheld upon vesting	(8,591)	(6,181)
Net cash (used in) provided by financing activities	(885,810)	4,642,148
Effect of exchange rate changes on cash and cash equivalents	11,423	2,083
Net increase in cash, cash equivalents and restricted cash	155,702	203,783
Cash, cash equivalents and restricted cash, beginning of period	292,175	226,881
Cash, cash equivalents and restricted cash, end of period	$447,877	$430,664
For supplemental disclosures, see note 19, Supplemental Disclosures of Cash Flow Information.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited)
1.    Summary of Significant Accounting Policies
Realty Income Corporation (“Realty Income,” the “Company,” “we,” “our” or “us”), a Maryland corporation, is an S&P 500 company and real estate partner to the world's leading companies. The Company was founded in 1969 and our shares of common stock trade on the New York Stock Exchange ("NYSE") under the symbol “O”.
As of September 30, 2024, we owned or held interests in a diversified portfolio of 15,457 properties located in all 50 states of the United States ("U.S."), the United Kingdom ("U.K."), and six other countries in Europe, with approximately 336.6 million square feet of leasable space.
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
In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily an indication of the results that may be expected for the entire year. Readers of this quarterly report should refer to our audited consolidated financial statements for the year ended December 31, 2023, which are included in our 2023 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.
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
At September 30, 2024, we are considered the primary beneficiary of Realty Income, L.P. and certain investments, including investments in joint ventures. Below is a summary of selected financial data of such consolidated VIEs, included on our consolidated balance sheets at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Net real estate	$2,907,604	$2,866,272
Total assets	$3,549,127	$3,588,720
Total liabilities	$154,092	$134,366
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

Other revenue includes certain property-related revenue not included in rental revenue and interest income recognized on financing receivables for above-market leases acquired through sale-leaseback transactions.
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
Loans Receivable. We hold our loans receivable for long-term investment. We recognize interest income on loans receivable using the effective-interest method. Direct costs associated with originating loans, along with any premium or discount, are deferred and amortized as an adjustment to interest income over the term of the loan using the effective interest method. When management identifies the full recovery of the contractually specified payments of principal and interest of a loan is less than probable, we evaluate the expected loss amount and place it on non-accrual status. We made the accounting policy election to record accrued interest on our loan portfolio separate from our loan receivable and other lending investments. These loans and the related interest receivable are presented in 'Other assets, net' on our consolidated balance sheets.
Financing Receivables. For properties we acquire that qualify as sale-leaseback transactions and the purchase price is in excess of the fair value of the real estate acquired, the difference is accounted for as financing receivables, presented within 'Other assets, net' on our consolidated balance sheets. Rent payments are allocated between rental income and the financing receivable. Interest income on the financing receivable is recognized using the interest rate implicit in the leaseback and presented within 'Other' revenue in our consolidated statement of income and comprehensive income.
Allowance for Credit Losses. The allowance for credit losses, which is recorded as a reduction to loans receivable and financing receivable within 'Other assets, net' on our consolidated balance sheets, is measured using a probability of default method based on our clients' respective credit ratings, our historical experience, and the expected value of the underlying collateral upon its repossession. If we determine a financing receivable no longer shares risk characteristics with other financing receivables in the pool, we evaluate the financing receivable for expected credit losses on an individual basis. Included in our model are factors that incorporate forward-looking information. Changes in our allowance for credit losses are presented in 'Provisions for impairment' in our consolidated statements of income and comprehensive income.
The following summarizes the activity within the allowance for credit losses related to loans and financing receivable for the nine months ended September 30, 2024 (in millions):

	Loans Receivable	Financing Receivable	Total
Allowance for credit losses at December 31, 2023	$2.5	$2.4	$4.9
Provision for credit losses (1)	4.5	69.8	74.3
Initial allowance for PCD assets (2)	1.8	—	1.8
Write-offs (3)	(1.8)	—	(1.8)
Foreign currency remeasurement	0.4	—	0.4
Allowance for credit losses at September 30, 2024	$7.4	$72.2	$79.6
(1) During the nine months ended September 30, 2024, provisions for credit losses on loans receivable were primarily attributable to loans acquired during 2024. The increase in provision for credit losses on financing receivables is primarily due to a client in the convenience store industry that has defaulted on their lease payments and was fully reserved for as of September 30, 2024.
(2) Includes the recognition of an initial expected credit loss of $1.8 million for a purchased credit deteriorated ("PCD") loan we acquired in conjunction with our merger with Spirit.
(3) Includes a reduction due to the sale of a PCD loan in September 2024.

Merger, Transaction, and Other Costs.
Merger, transaction, and other costs include (i) merger-related transaction costs, primarily consisting of employee severance, post-combination share-based compensation, transfer taxes, and various professional fees directly attributable to a merger, (ii) organization costs for potential strategic ventures and business lines, (iii) corporate facilities lease termination costs, and (iv) other costs that do not align with the ongoing operations of our business. During the three and nine months ended September 30, 2024, we incurred $8.6 million and $105.5 million, respectively, of merger, transaction, and other costs consisting primarily of $2.9 million and $99.8 million, respectively, of transaction and integration-related costs related to Spirit and $5.1 million for each of the respective periods related to the lease termination of a legacy corporate facility.
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
On January 23, 2024, we completed our merger with Spirit. Pursuant to the terms and subject to the conditions of the Merger Agreement, Spirit merged with and into Merger Sub, with Merger Sub continuing as the surviving corporation (the “Merger”). At the effective time of the Merger (the “Effective Time”), (i) each outstanding share of Spirit common stock, par value $0.05 per share, automatically converted into 0.762 (the “Exchange Ratio”) of a newly issued share of our common stock, subject to adjustments as set forth in the Merger Agreement, and cash in lieu of fractional shares, and (ii) each outstanding share of Spirit’s 6.000% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share, converted into the right to receive one share of newly issued Realty Income 6.000% Series A Cumulative Redeemable Preferred Stock (“Realty Income Series A preferred stock”), having substantially the same terms as the Spirit Series A Preferred Stock. Immediately prior to the Effective Time, each award of outstanding restricted Spirit common stock and Spirit performance share award was cancelled and converted into Realty Income common stock, using the Exchange Ratio. For more details, see note 16, Series A Preferred Stock.
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
A.    Preliminary Purchase Price Allocation
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

	At Acquisition Date As Reported March 31, 2024	Measurement Period Adjustments	At Acquisition Date As Reported September 30, 2024
ASSETS
Land	$1,853,895	$3,247	$1,857,142
Buildings and improvements	4,859,162	90,314	4,949,476
Total real estate held for investment	6,713,057	93,561	6,806,618
Real estate and lease intangibles held for sale	35,650	(1,583)	34,067
Cash and cash equivalents	93,683	—	93,683
Accounts receivable	12,959	(145)	12,814
Lease intangible assets (1)	2,214,615	(32,804)	2,181,811
Goodwill	1,259,864	(59,143)	1,200,721
Other assets (2)	174,672	(1,881)	172,791
Total assets acquired	$10,504,500	$(1,995)	$10,502,505
LIABILITIES
Accounts payable and accrued expenses	$56,407	$(1,934)	$54,473
Lease intangible liabilities (3)	378,369	(203)	378,166
Other liabilities	101,954	142	102,096
Term loans	1,300,000	—	1,300,000
Notes payable	2,481,486	—	2,481,486
Total liabilities assumed	$4,318,216	$(1,995)	$4,316,221
Net assets acquired, at fair value	$6,186,284	$—	$6,186,284
Total purchase price	$6,186,284	$—	$6,186,284
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

The assessment of fair value is considered preliminary and is based on a valuation prepared by the Company with assistance of a third-party valuation specialist. We are in the process of finalizing our review of the inputs used in the valuation to ensure accuracy and procedures are performed within our policy. Accordingly, certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, loss contingencies, and goodwill are subject to change. We expect to complete our purchase accounting assessment in the fourth quarter of 2024.
Measurement period adjustments are recorded in the period in which they are determined, as if they had been completed at the acquisition date. The measurement period adjustments recorded in the nine months ended September 30, 2024 resulted from updated valuations related to real estate assets and liabilities, in addition to loans receivable. The adjustments were determined based on additional information that existed at the acquisition date but was not contemplated in our initial fair value assessment and resulted in a decrease to goodwill of $59.1 million.
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
B.    Merger, transaction, and other costs
In conjunction with our merger with Spirit, we incurred $2.9 million and $99.8 million of merger-related transaction costs during the three and nine months ended September 30, 2024, respectively, primarily consisting of employee severance, post-combination share-based compensation, transfer taxes, and various professional fees directly attributable to the Merger.
C.    Unaudited Pro Forma Financial Information
The following unaudited pro forma information presents a summary of our combined results of operations for the nine months ended September 30, 2024 and three and nine months ended September 30, 2023, respectively, as if our merger with Spirit had occurred on January 1, 2023 (in millions, except per share data). The following pro forma financial information is not necessarily indicative of the results of operations had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

	Three months ended September 30,	Nine months ended September 30,
	2023	2024	2023
Total revenues	$1,239.3	$3,978.8	$3,595.3
Net income	$250.5	$759.4	$673.3
Basic and diluted earnings per share	$0.31	$0.88	$0.85
Our consolidated results of operations for the three and nine months ended September 30, 2024 include $202.8 million and $563.8 million of revenues, respectively, and $40.2 million and $96.0 million of net income, respectively, associated with the results of operations of Spirit from the merger closing date of January 23, 2024 to September 30, 2024.

3.    Supplemental Detail for Certain Components of Consolidated Balance Sheets (in thousands):

A.	Accounts receivable, net, consist of the following at:	September 30, 2024	December 31, 2023
	Straight-line rent receivables, net	$662,569	$516,692
	Client receivables, net	172,759	193,844
		$835,328	$710,536

B.	Lease intangible assets, net, consist of the following at:	September 30, 2024	December 31, 2023
	In-place leases	$7,393,345	$5,500,404
	Above-market leases	2,225,473	1,811,400
	Accumulated amortization of in-place leases	(2,318,087)	(1,746,377)
	Accumulated amortization of above-market leases	(702,732)	(549,319)
	Other items	2,059	1,799
		$6,600,058	$5,017,907

C.	Other assets, net, consist of the following at:	September 30, 2024	December 31, 2023
	Financing receivables, net	$1,500,862	$1,570,943
	Right of use asset - financing leases, net	671,831	706,837
	Right of use asset - operating leases, net	624,939	594,712
	Loan receivable, net	622,593	205,339
	Prepaid expenses	58,520	33,252
	Value-added tax receivable	49,412	100,672
	Non-refundable escrow deposits	38,750	200
	Restricted escrow deposits	37,317	6,247
	Interest receivable	25,712	6,139
	Derivative assets and receivables - at fair value	15,524	21,170
	Impounds related to mortgages payable	13,604	53,005
	Corporate assets, net	12,576	12,948
	Credit facility origination costs, net	8,564	12,264
	Investment in sales type lease	6,120	6,056
	Other items	49,849	38,859
		$3,736,173	$3,368,643

D.	Accounts payable and accrued expenses consist of the following at:	September 30, 2024	December 31, 2023
	Notes payable - interest payable	$245,089	$218,811
	Derivative liabilities and payables - at fair value	158,024	119,620
	Property taxes payable	104,752	78,809
	Accrued costs on properties under development	78,833	65,967
	Accrued income taxes	77,287	61,070
	Accrued property expenses	63,912	54,208
	Value-added tax payable	55,676	64,885
	Accrued merger-related costs	18,786	4,551
	Mortgages, term loans, and credit line - interest payable	4,239	8,580
	Other items	73,524	62,025
		$880,122	$738,526

E.	Lease intangible liabilities, net, consist of the following at:	September 30, 2024	December 31, 2023
	Below-market leases	$2,120,722	$1,728,027
	Accumulated amortization of below-market leases	(444,173)	(321,174)
		$1,676,549	$1,406,853

F.	Other liabilities consist of the following at:	September 30, 2024	December 31, 2023
	Lease liability - operating leases	$458,545	$425,213
	Rent received in advance and other deferred revenue	317,206	312,195
	Lease liability - financing leases	55,262	44,345
	Security deposits	31,008	28,250
	Other acquisition liabilities	1,662	1,647
		$863,683	$811,650

4.    Investments in Real Estate
A.    Acquisitions of Real Estate
Below is a summary of our acquisitions for the nine months ended September 30, 2024:

	Number of Properties	Leasable Square Feet (in thousands)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Weighted Average Cash Lease Yield (1)
Acquisitions - U.S.	87	2,370	$414.3	13.4	7.5%
Acquisitions - Europe	29	2,457	744.4	6.8	7.8%
Total acquisitions	116	4,827	$1,158.7	9.1	7.7%
Properties under development (2)	182	6,306	548.9	15.6	7.4%
Total (3)	298	11,133	$1,707.6	11.1	7.6%
(1)The initial weighted average cash lease yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property. Since it is possible that a client could default on the payment of contractual rent (defined as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables), we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above. Contractual net operating income used in the calculation of initial weighted average cash lease yield includes approximately $1.2 million received as settlement credits as reimbursement of free rent periods for the nine months ended September 30, 2024.
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
(2)Includes £50.6 million of Sterling-denominated investments, and €38.9 million of Euro-denominated investments, converted at the applicable exchange rates on the funding dates.
(3)Our clients occupying the new properties are 84.9% retail and 15.1% industrial based on net operating income. Approximately 28% of the net operating income generated from acquisitions during the nine months ended September 30, 2024 was from investment grade rated clients, their subsidiaries, or affiliated companies at the date of acquisition.
The aggregate purchase price of the assets acquired during the nine months ended September 30, 2024 has been allocated as follows (in millions):

	Acquisitions - USD	Acquisitions - Sterling	Acquisitions - Euro
Land	$117.1	£134.2	€15.5
Buildings and improvements	413.1	302.2	41.6
Lease intangible assets (1)	87.5	97.0	12.3
Other assets (2)	13.8	—	—
Lease intangible liabilities (3)	(32.5)	(5.5)	(2.5)
	$599.0	£527.9	€66.9
(1)The weighted average amortization period for acquired lease intangible assets is 8.8 years.
(2)USD-denominated other assets consist entirely of financing receivables with above-market terms.
(3)The weighted average amortization period for acquired lease intangible liabilities is 10.6 years.
The aggregate purchase price of the assets acquired during the nine months ended September 30, 2024 included contingent consideration obligations related to leasing activities for a multi-tenant property acquired. At September 30, 2024, we had accrued $15.7 million for remaining amounts deemed probable and estimable.
The properties acquired during the nine months ended September 30, 2024 generated total revenue and net income of $34.2 million and $10.8 million, respectively.
B.    Investments in Existing Properties
During the nine months ended September 30, 2024, we capitalized costs of $84.7 million on existing properties in our portfolio, consisting of $78.6 million for non-recurring building improvements, $5.9 million for re-leasing costs, and $0.2 million for recurring capital expenditures. In comparison, during the nine months ended September 30, 2023, we capitalized costs of $43.6 million on existing properties in our portfolio, consisting of $36.5 million for non-recurring building improvements, $6.9 million for re-leasing costs, and $0.2 million for recurring capital expenditures.
C.    Properties with Existing Leases
The value of the in-place and above-market leases is recorded to 'Lease intangible assets, net' on our consolidated balance sheets, and the value of the below-market leases is recorded to 'Lease intangible liabilities, net' on our consolidated balance sheets.

The values of the in-place leases are amortized as depreciation and amortization expense. The amounts amortized to expense for all of our in-place leases, for the nine months ended September 30, 2024, and 2023 were $652.8 million and $489.2 million, respectively.
The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue in our consolidated statements of income and comprehensive income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the nine months ended September 30, 2024, and 2023 were $26.1 million and $48.6 million, respectively. If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.
The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at September 30, 2024 (dollars in thousands):

	Net increase (decrease) to rental revenue	Increase to amortization expense
2024	$(9,108)	$211,751
2025	(34,482)	781,553
2026	(37,215)	685,034
2027	(38,012)	586,735
2028	(30,989)	497,501
Thereafter	303,614	2,312,684
Totals	$153,808	$5,075,258
D.    Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Number of properties	92	24	214	79
Net sales proceeds	$249.5	$32.3	$451.4	$92.8
Gain on sales of real estate	$50.6	$7.6	$92.3	$19.7

5.    Investments in Unconsolidated Entities
The following is a summary of our investments in unconsolidated entities as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	Ownership %	Number of Properties	Carrying Amount (1) of Investment as of
Investment	As of September 30, 2024		September 30, 2024	December 31, 2023
Bellagio Las Vegas Joint Venture - Common Equity Interest	21.9%	1	$278,944	$296,097
Bellagio Las Vegas Joint Venture - Preferred Equity Interest	n/a	n/a	650,000	650,000
Data Center Joint Venture	80.0%	2	296,030	226,021
Total investment in unconsolidated entities			$1,224,974	$1,172,118
(1) The total carrying amount of the investments was greater than the underlying equity in net assets (i.e., basis difference) by $7.7 million as of September 30, 2024. The basis difference is primarily attributable to capitalized interest for the data center joint venture development funding.
A.    Bellagio Las Vegas Joint Venture Interests
The joint venture we formed with Blackstone Real Estate Income Trust owns a 95.0% interest in the real estate of The Bellagio Las Vegas. We made an initial investment in October 2023, including $301.4 million of common equity for an indirect interest of 21.9% in the property and a $650.0 million preferred equity interest. During the nine months ended September 30, 2024, we recognized interest income of $39.5 million for 8.1% preferential cumulative distributions within 'Other' revenue in our consolidated statements of income and comprehensive income. The unconsolidated entity had total debt outstanding of $3.0 billion as of September 30, 2024, all of which was non-recourse to us with limited customary exceptions.

B.    Data Center Joint Venture
We own an 80.0% equity interest in the joint venture that we formed with Digital Realty Trust. As we do not control this VOE, we account for it under the equity method. This joint venture owns and operates two data centers. Our maximum exposure to loss associated with this joint venture is limited to our equity investment and our pro rata share of the remaining $35.4 million of estimated development costs for the first phase of the project.
6.     Investments in Loans
The following table presents information about our loans as of September 30, 2024 and December 31, 2023 (dollars in thousands):

		September 30, 2024
	Maturity Date	Amortized Cost	Allowance	Carrying Amount (1)
Senior Secured Notes Receivable	October 2029 - May 2030	$586,414	$(6,476)	$579,938
Mortgage Loans	September 2038	33,500	—	33,500
Unsecured Loan	December 2026	10,053	(898)	9,155
Total		$629,967	$(7,374)	$622,593

		December 31, 2023
	Maturity Date	Amortized Cost	Allowance	Carrying Amount (1)
Senior Secured Note Receivable	October 2029	$174,337	$(2,498)	$171,839
Mortgage Loan	September 2038	33,500	—	33,500
Total		$207,837	$(2,498)	$205,339
(1) The total carrying amount of the investment in loans excludes accrued interest of $23.5 million and $3.4 million as of September 30, 2024 and December 31, 2023, respectively, which is recorded to 'Other assets, net' on our consolidated balance sheets.
A.    Senior Secured Notes Receivable
In May 2024, we acquired a GBP-denominated senior secured note, maturing in May 2030, with a principal amount of £300.0 million, equivalent to $402.1 million as of September 30, 2024. The interest only note bears interest at a fixed rate of 8.125% and is callable at par beginning in May 2026.
In September 2024, our interest in a loan with a carrying amount of $5.3 million, which was acquired in conjunction with our merger with Spirit, was transferred to a third-party buyer. As a result of this transfer, we recorded a loss of $1.5 million, presented in 'Other income, net' in our consolidated statements of income and comprehensive income.
7.    Revolving Credit Facility and Commercial Paper Programs
A.    Credit Facility
We have a $4.25 billion unsecured revolving multi-currency credit facility that matures in June 2026, includes two six-month extensions that can be exercised at our option, and allows us to borrow in up to 14 currencies, including USD. Our revolving credit facility also has a $1.0 billion expansion option, which is subject to obtaining lender commitments. Under our revolving credit facility, our investment grade credit ratings at September 30, 2024 provide for USD borrowings at Secured Overnight Financing Rate ("SOFR"), plus 0.725% with a SOFR adjustment charge of 0.10% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.95% over SOFR, GBP at the Sterling Overnight Indexed Average (“SONIA”), plus 0.725% with a SONIA adjustment charge of 0.0326% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.8826% over SONIA, and Euro ("EUR") borrowings at one-month Euro Interbank Offered Rate (“EURIBOR”), plus 0.725%, and a revolving credit facility fee of 0.125%, for all-in pricing of 0.85% over one-month EURIBOR.
As of September 30, 2024, we had a borrowing capacity of $3.82 billion available on our revolving credit facility (subject to customary conditions to borrowing) and an outstanding balance of $0.4 billion, including £0.3 billion GBP and €6.0 million EUR borrowings. There was no outstanding balance at December 31, 2023.
The weighted average interest rate on outstanding borrowings under our revolving credit facility was 5.4% and 4.8% during the nine months ended September 30, 2024, and 2023, respectively. At September 30, 2024, our weighted average interest rate on borrowings outstanding under our revolving credit facility was 5.7%. Our revolving credit facility is subject to various leverage and interest coverage ratio limitations, and at September 30, 2024, we were in compliance with the covenants under our revolving credit facility.
As of September 30, 2024, credit facility origination costs of $8.6 million are included in 'Other assets, net', as compared to $12.3 million at December 31, 2023, on our consolidated balance sheets. These costs are being amortized over the remaining term of our revolving credit facility.

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
The commercial paper ranks pari passu in right of payment with all of our other unsecured senior indebtedness outstanding, exclusive of unexchanged VEREIT, Inc. (“VEREIT”) and Spirit bonds, including borrowings under our revolving credit facility, our term loans and our outstanding senior unsecured notes (and is structurally subordinated to all our subsidiary debt). Proceeds from commercial paper borrowings are used for general corporate purposes.
As of September 30, 2024, we have no outstanding borrowings under our commercial paper programs, as compared to $764.4 million outstanding commercial paper borrowings, including €583.0 million of EUR borrowings, at December 31, 2023. The weighted average interest rate on outstanding borrowings under our commercial paper programs was 4.6% and 4.7% for the nine months ended September 30, 2024, and 2023, respectively. We use our $4.25 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper programs. The commercial paper borrowings generally carry a term of less than a year.
We review our credit facility and commercial paper programs and may seek to extend, renew, or replace our credit facility and commercial paper programs, to the extent we deem appropriate.
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
In January 2023, we entered into our 2023 term loan agreement, which allows us to incur up to an aggregate of $1.5 billion in multi-currency borrowings. As of September 30, 2024, we had $1.1 billion in multi-currency borrowings, including $90.0 million, £705.0 million, and €85.0 million in outstanding borrowings. The 2023 term loans mature in January 2025, with one remaining twelve-month maturity extension available at our option. Our A3/A- credit ratings provide for a borrowing rate of 80 basis points over the applicable benchmark rate, which includes adjusted SOFR for USD-denominated loans, adjusted SONIA for GBP-denominated loans, and EURIBOR for EUR-denominated loans. In January 2024, we entered into interest rate swaps which fix our per annum interest rate at 4.9% until January 2026, which is the term loan maturity date if our remaining extension option is exercised.
Deferred financing costs were $1.4 million at September 30, 2024 and are included net of the term loans principal balance, as compared to $0.1 million related to our 2023 term loans at December 31, 2023, on our consolidated balance sheets. These costs are being amortized over the remaining term of the term loans. As of September 30, 2024, we were in compliance with the covenants contained in the term loans.
9.    Mortgages Payable
During the nine months ended September 30, 2024, we made $626.3 million in principal payments, including the full repayment of three mortgages for $622.7 million. No mortgages were assumed during the nine months ended September 30, 2024. Assumed mortgages are secured by the properties on which the debt was placed and are considered non-recourse debt with limited customary exceptions which vary from loan to loan.
Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At September 30, 2024, we were in compliance with these covenants.

The following table summarizes our mortgages payable as of September 30, 2024 and December 31, 2023 (dollars in millions):

As Of	Number of Properties (1)	Weighted Average Stated Interest Rate (2)	Weighted Average Effective Interest Rate (3)	Weighted Average Remaining Years Until Maturity	Remaining Principal Balance	Unamortized Premium (Discount) and Deferred Financing Costs Balance, net	Mortgage Payable Balance
September 30, 2024	48	4.3%	4.6%	0.8	$198.1	$(0.6)	$197.5
December 31, 2023	131	4.8%	3.3%	0.4	$822.4	$(0.8)	$821.6
(1)At September 30, 2024, there were 13 mortgages on 48 properties and at December 31, 2023, there were 16 mortgages on 131 properties. With the exception of one GBP-denominated mortgage which is paid quarterly, the mortgages require monthly payments with principal payments due at maturity. At September 30, 2024 and December 31, 2023, all mortgages were at fixed interest rates.
(2) Stated interest rates ranged from 3.0% to 6.9% at September 30, 2024 and December 31, 2023, respectively.
(3) Effective interest rates ranged from 2.8% to 6.8% and 0.5% to 6.6% at September 30, 2024 and December 31, 2023, respectively.
The following table summarizes the maturity of mortgages payable as of September 30, 2024, excluding $0.6 million related to unamortized net discounts and deferred financing costs (dollars in millions):

Year of Maturity	Principal
2024	$114.2
2025	46.0
2026	12.0
2027	22.3
2028	1.3
Thereafter	2.3
Totals	$198.1
10.    Notes Payable
A.    General
At September 30, 2024, our senior unsecured notes and bonds are USD-denominated, GBP-denominated, and EUR-denominated. Foreign-denominated notes are converted at the applicable exchange rate on the balance sheet date. The carrying value within the table below includes a portion of certain outstanding notes that have been assumed in both current and historical mergers that were not exchanged for new notes issued by Realty Income. We expect to fund the next twelve months of obligations through a combination of the following: (i) cash and cash equivalents, (ii) future cash flows from operations, (iii) issuances of common stock, debt, or other securities offerings, (iv) additional borrowings under our revolving credit facility, (v) short term loans, and (vi) asset dispositions and/or credit investment repayments. The following are sorted by maturity date (in thousands):

	Maturity Dates	Principal (Currency Denomination)	Carrying Value (USD) as of
			September 30, 2024	December 31, 2023
4.600% Notes due 2024	February 6, 2024	$499,999	$—	$499,999
3.875% Notes due 2024	July 15, 2024	$350,000	—	350,000
3.875% Notes due 2025	April 15, 2025	$500,000	500,000	500,000
4.625% Notes due 2025	November 1, 2025	$549,997	549,997	549,997
5.050% Notes due 2026	January 13, 2026	$500,000	500,000	500,000
0.750% Notes due 2026	March 15, 2026	$325,000	325,000	325,000
4.875% Notes due 2026	June 1, 2026	$599,997	599,997	599,997
4.450% Notes due 2026 (1)	September 15, 2026	$299,968	299,968	—
4.125% Notes due 2026	October 15, 2026	$650,000	650,000	650,000
1.875% Notes due 2027 (2)	January 14, 2027	£250,000	335,075	318,450
3.000% Notes due 2027	January 15, 2027	$600,000	600,000	600,000
3.200% Notes due 2027 (1)	January 15, 2027	$299,984	299,984	—
1.125% Notes due 2027 (2)	July 13, 2027	£400,000	536,120	509,520
3.950% Notes due 2027	August 15, 2027	$599,873	599,873	599,873
3.650% Notes due 2028	January 15, 2028	$550,000	550,000	550,000

	Maturity Dates	Principal (Currency Denomination)	Carrying Value (USD) as of
			September 30, 2024	December 31, 2023
3.400% Notes due 2028	January 15, 2028	$599,816	599,816	599,816
2.100% Notes due 2028 (1)	March 15, 2028	$449,994	449,994	—
2.200% Notes due 2028	June 15, 2028	$499,959	499,959	499,959
4.700% Notes due 2028	December 15, 2028	$400,000	400,000	400,000
4.750% Notes due 2029	February 15, 2029	$450,000	450,000	—
3.250% Notes due 2029	June 15, 2029	$500,000	500,000	500,000
4.000% Notes due 2029 (1)	July 15, 2029	$399,999	399,999	—
5.000% Notes due 2029 (2)	October 15, 2029	£350,000	469,105	—
3.100% Notes due 2029	December 15, 2029	$599,291	599,291	599,291
3.400% Notes due 2030 (1)	January 15, 2030	$500,000	500,000	—
4.850% Notes due 2030	March 15, 2030	$600,000	600,000	600,000
3.160% Notes due 2030	June 30, 2030	£140,000	187,642	178,332
4.875% Notes due 2030 (2)	July 6, 2030	€550,000	613,415	607,915
1.625% Notes due 2030 (2)	December 15, 2030	£400,000	536,120	509,520
3.250% Notes due 2031	January 15, 2031	$950,000	950,000	950,000
3.200% Notes due 2031 (1)	February 15, 2031	$449,995	449,995	—
5.750% Notes due 2031 (2)	December 5, 2031	£300,000	402,090	382,140
2.700% Notes due 2032 (1)	February 15, 2032	$350,000	350,000	—
3.180% Notes due 2032	June 30, 2032	£345,000	462,404	439,461
5.625% Notes due 2032	October 13, 2032	$750,000	750,000	750,000
2.850% Notes due 2032	December 15, 2032	$699,655	699,655	699,655
1.800% Notes due 2033	March 15, 2033	$400,000	400,000	400,000
1.750% Notes due 2033 (2)	July 13, 2033	£350,000	469,105	445,830
4.900% Notes due 2033	July 15, 2033	$600,000	600,000	600,000
5.125% Notes due 2034	February 15, 2034	$800,000	800,000	—
2.730% Notes due 2034	May 20, 2034	£315,000	422,194	401,247
5.125% Notes due 2034 (2)	July 6, 2034	€550,000	613,415	607,915
5.875% Bonds due 2035	March 15, 2035	$250,000	250,000	250,000
3.390% Notes due 2037	June 30, 2037	£115,000	154,135	146,487
6.000% Notes due 2039 (2)	December 5, 2039	£450,000	603,135	573,210
5.250% Notes due 2041 (2)	September 4, 2041	£350,000	469,105	—
2.500% Notes due 2042 (2)	January 14, 2042	£250,000	335,075	318,450
4.650% Notes due 2047	March 15, 2047	$550,000	550,000	550,000
5.375% Notes due 2054	September 1, 2054	$500,000	500,000	—
Total principal amount			$23,381,663	$18,562,064
Unamortized net (discounts) premiums, deferred financing costs, and cumulative basis adjustment on fair value hedges (3)			(289,447)	40,255
			$23,092,216	$18,602,319
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

The following table summarizes the maturity of our notes and bonds payable as of September 30, 2024, excluding unamortized net discounts, deferred financing costs, and basis adjustments on interest rate swaps designated as fair value hedges (dollars in millions):

Year of Maturity	Principal
2024	$—
2025	1,050.0
2026	2,375.0
2027	2,371.1
2028	2,499.8
Thereafter	15,085.8
Totals	$23,381.7
As of September 30, 2024, the weighted average interest rate on our notes and bonds payable was 3.8%, and the weighted average remaining years until maturity was 6.9 years.
Interest incurred on all of the notes and bonds was $211.4 million and $159.7 million for the three months ended September 30, 2024, and 2023, respectively, and $618.0 million and $434.1 million for the nine months ended September 30, 2024, and 2023, respectively.
Our outstanding notes and bonds are unsecured; accordingly, we have not pledged any assets as collateral for these or any other obligations.
All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. At September 30, 2024, we were in compliance with these covenants.
B.    Note Issuances
During the nine months ended September 30, 2024, we issued the following notes and bonds (in millions):

2024 Issuances	Date of Issuance	Maturity Date	Principal amount	Price of par value	Effective yield to maturity
4.750% Notes	January 2024	February 2029	$450.0	99.23%	4.923%
5.125% Notes	January 2024	February 2034	$800.0	98.91%	5.265%
5.375% Notes	August 2024	September 2054	$500.0	98.37%	5.486%
5.000% Notes	September 2024	October 2029	£350.0	99.14%	5.199%
5.250% Notes	September 2024	September 2041	£350.0	96.21%	5.601%
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
11.    Noncontrolling Interests
As of September 30, 2024, we have eight entities with noncontrolling interests that we consolidate, including an operating partnership, Realty Income, L.P., and interests in consolidated property partnerships not wholly-owned by us.
The following table represents the change in the carrying value of all noncontrolling interests through September 30, 2024 (in thousands):

	Realty Income, L.P. units (1)	Other Noncontrolling Interests	Total
Carrying value at December 31, 2023	$114,072	$51,430	$165,502
Contributions	—	1,770	1,770
Distributions	(4,627)	(2,811)	(7,438)
Allocation of net income	4,287	544	4,831
Issuance of common partnership units (2)	54,643	(7,390)	47,253
Carrying value at September 30, 2024	$168,375	$43,543	$211,918
(1) 2,681,808 and 1,795,167 units were outstanding as of September 30, 2024 and December 31, 2023, respectively.
(2) In July 2024, a joint venture partner converted their interests in two consolidated property partnerships into 156,621 common partnership units in Realty Income, LP and recorded the excess over carrying value of $0.8 million as a reduction to common stock and paid in capital.
In September 2024, we completed the acquisition of 42 properties by paying cash and by issuing 730,020 common partnership units in Realty Income, LP.
At September 30, 2024, we are considered the primary beneficiary of Realty Income, L.P. and other VIEs. For further information, see note 1, Summary of Significant Accounting Policies.
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

The following tables present the carrying values and estimated fair values of financial instruments as of September 30, 2024 and December 31, 2023 (in millions):

	September 30, 2024
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Loans receivable	$622.6	$—	$628.8	$35.3
Derivative assets	15.5	—	15.5	—
Total assets	$638.1	$—	$644.3	$35.3
Liabilities:
Mortgages payable	$198.1	$—	$—	$196.3
Notes and bonds payable	23,381.7	—	21,480.6	1,023.1
Derivative liabilities	158.0	—	158.0	—
Total liabilities	$23,737.8	$—	$21,638.6	$1,219.4

	December 31, 2023
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Loans receivable	$205.3	$—	$171.8	$33.5
Derivative assets	21.2	—	21.2	—
Total assets	$226.5	$—	$193.0	$33.5
Liabilities:
Mortgages payable	$822.4	$—	$—	$814.5
Notes and bonds payable	18,562.1	—	16,620.8	982.9
Derivative liabilities	119.6	—	119.6	—
Total liabilities	$19,504.1	$—	$16,740.4	$1,797.4
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
The following table reflects the carrying amounts and estimated fair values of our financial instruments not measured at fair value on our consolidated balance sheets (in millions):

	September 30, 2024		December 31, 2023
	Carrying value	Fair value	Carrying value	Fair value
Mortgages payable (1)	$198.1	$196.3	$822.4	$814.5
Notes and bonds payable (1)	$23,381.7	$22,503.7	$18,562.1	$17,603.7
(1) Excludes non-cash net premiums and discounts as well as deferred financing costs recorded on mortgages payable. Excludes non-cash net premiums and discounts, deferred financing costs, and the cumulative basis adjustment on fair value hedges recorded on notes payable.
The estimated fair values of our mortgages payable and private senior notes payable have been calculated by discounting the future cash flows using an interest rate based upon the relevant forward interest rate curve, plus an applicable credit-adjusted spread. Because this methodology includes unobservable inputs that reflect our own internal assumptions and calculations, the measurement of estimated fair values related to our mortgages payable and private senior notes payable are categorized as level 3 of the fair value hierarchy.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 on the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level three inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at September 30, 2024, and December 31, 2023, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified as level 2. For more details on our derivatives, see note 13, Derivative Instruments.
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
The following table summarizes our provisions for impairment on real estate investments during the periods indicated below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Carrying value prior to impairment	$133.8	$37.5	$488.7	$161.4
Less: total provisions for impairment of real estate (1)	(33.1)	(16.8)	(208.6)	(59.8)
Carrying value after impairment	$100.7	$20.7	$280.1	$101.6

Number of properties:
Classified as held for sale	11	—	13	—
Classified as held for investment	26	9	93	18
Sold	24	23	59	66
(1) Real estate assets that were deemed to be impaired for the nine months ended September 30, 2024 primarily relate to two office properties which were acquired and retained in our merger with VEREIT in 2021, 23 properties leased to clients in bankruptcies, as well as certain properties that are more likely than not to be sold in the next twelve months.
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
Derivatives Designated as Hedging Instruments - Net Investment Hedges
To mitigate the foreign currency exchange rate variations associated with our investment in EUR-denominated foreign operations, we may enter into derivative instruments, such as cross-currency swaps that qualify as net investment hedges under the criteria prescribed in accordance with ASC Topic 815-20, Hedging - General. We use the spot method of assessing hedge effectiveness and apply the consistent election to the excluded component by recognizing changes in the fair value of the hedging instruments attributable to the excluded component in the same manner as described above. Any difference between the change in the fair value of the excluded components and the amounts recognized in earnings is reported in other comprehensive income as part of the foreign cumulative translation adjustment. The gain or loss on the portion of the derivative instruments included in the assessment of effectiveness is reported in other comprehensive income as part of the 'Foreign currency translation adjustment' line item, to the extent the relationship is highly effective. If our net investment changes during a reporting period, the hedge relationship will be assessed for whether a de-designation is warranted (only if the hedge notional amount is outside of prescribed tolerance). Further, certain EUR-denominated bonds and borrowings under our Revolving Credit Facility and Term Loans (all as defined in notes 7 and 8, respectively) may be also designated as, and are effective as, net investment hedges. Changes in the value of such borrowings, related to changes in the spot rates, will be recorded in the same manner as foreign currency translation adjustments. As of September 30, 2024, the total principal amount of foreign currency debt obligations designated as net investment hedges was $60.1 million.
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

The following table summarizes the terms and fair values of our derivative financial instruments at September 30, 2024 and December 31, 2023 (dollars in millions):

Derivative Type	Number of Instruments (1)	Notional Amount as of		Weighted Average Strike Rate (2)	Maturity Date (3)	Fair Value - asset (liability) as of
Derivatives Designated as Hedging Instruments		September 30, 2024	December 31, 2023			September 30, 2024	December 31, 2023
Interest rate swaps (4)	12	$2,680.0	$1,630.0	3.71%	Jun 2025 - Aug 2027	$13.9	$0.3
Interest rate swaptions (5)	—	—	1,000.0	—		—	2.6
Cross-currency swaps - Fair Value	3	320.0	320.0	(6)	Oct 2032	(59.5)	(59.8)
Cross-currency swaps - Net Investment	3	280.0	280.0	(7)	Oct 2032	(52.8)	(53.2)
Foreign currency forwards	31	357.6	162.3	(8)	Oct 2024 - Jun 2026	(15.2)	2.7
		$3,637.6	$3,392.3			$(113.6)	$(107.4)
Derivatives not Designated as Hedging Instruments
Currency exchange swaps	3	$1,251.0	$1,810.6	(9)	Oct 2024	$(28.9)	$8.9
		$1,251.0	$1,810.6			$(28.9)	$8.9
Total of all Derivatives		$4,888.6	$5,202.9			$(142.5)	$(98.5)
(1)This column represents the number of instruments outstanding as of September 30, 2024.
(2)Weighted average strike rate is calculated using the notional value as of September 30, 2024.
(3)This column represents maturity dates for instruments outstanding as of September 30, 2024.
(4)During the nine months ended September 30, 2024, we entered into five variable-to-fixed interest rate swaps when we extended maturity of the 2023 term loans and designated them as cash flow hedges. We also designated five variable-to-fixed interest rate swaps we acquired from Spirit as cash flow hedges to mitigate the interest rate risk associated with the term loans we assumed in conjunction with our merger with Spirit. The acquisition date fair value of these derivatives was $35.1 million in total and will be reclassified from AOCI to interest expense over the remaining life of the term loans.
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
(9)Weighted average exchange rates of 0.84 for EUR-GBP and 1.31 for GBP-USD.
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

The following table summarizes the amount of unrealized gain (loss) on derivatives and foreign currency translation adjustments in other comprehensive income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2024	2023	2024	2023
Interest rate swaps	$(30,051)	$(7,172)	$(18,206)	$(5,328)
Foreign currency forwards	(17,414)	3,156	(17,947)	(6,039)
Interest rate swaptions	640	15,126	2,284	18,679
Total derivatives in cash flow hedging relationships	$(46,825)	$11,110	$(33,869)	$7,312
Derivatives in Fair Value Hedging Relationships
Cross-currency swaps - Fair Value	$351	$(3,917)	$3,641	$(8,691)
Total derivatives in fair value hedging relationships	$351	$(3,917)	$3,641	$(8,691)
Total unrealized (loss) gain on derivatives, net	$(46,474)	$7,193	$(30,228)	$(1,379)
Derivatives and Non-derivatives in Net Investment Hedging Relationships
Cross-currency swaps - Net Investment	$(12,715)	$—	$(1,094)	$—
Foreign currency debt	(2,232)	—	(2,232)	—
Total unrealized loss recorded in foreign currency translation adjustment	$(14,947)	$—	$(3,326)	$—
The following table summarizes the amount of gain (loss) on derivatives reclassified from AOCI (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships	Location of Gain Recognized in Income	2024	2023	2024	2023
Interest rate swaps	Interest	$8,316	$5,316	$25,836	$10,055
Foreign currency forwards	Foreign currency and derivative (loss) gain, net	739	1,662	4,419	3,985
Interest rate swaptions	Interest	82	(2,250)	(827)	(4,609)
Total derivatives in cash flow hedging relationships		$9,137	$4,728	$29,428	$9,431
Derivatives in Fair Value Hedging Relationships
Cross-currency swaps - Fair Value	Foreign currency and derivative (loss) gain, net	$98	$570	$1,097	$1,054
Total derivatives in fair value hedging relationships		$98	$570	$1,097	$1,054
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps - Net Investment (excluded component)	Foreign currency and derivative (loss) gain, net	$549	$—	$2,356	$—
Total derivatives in net investment hedging relationships		$549	$—	$2,356	$—
Net increase to net income		$9,784	$5,298	$32,881	$10,485
We expect to reclassify $5.5 million from AOCI as a decrease to interest expense relating to interest rate swaps and $11.4 million from AOCI to foreign currency gain relating to foreign currency forwards within the next twelve months.

The following table details our foreign currency and derivative gains (losses), net included in income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Realized foreign currency and derivative (loss) gain, net:
(Loss) gain on the settlement of undesignated derivatives	$(34,164)	$11,432	$(54,548)	$10,106
Gain on the settlement of designated derivatives reclassified from AOCI	1,386	2,233	7,872	5,039
(Loss) gain on the settlement of transactions with third parties	(18)	410	(33)	1,685
Total realized foreign currency and derivative (loss) gain, net	$(32,796)	$14,075	$(46,709)	$16,830
Unrealized foreign currency and derivative (loss) gain, net:
(Loss) gain on the change in fair value of undesignated derivatives	$(28,915)	$12,910	$(23,369)	$4,734
Gain (loss) on remeasurement of certain assets and liabilities	60,039	(29,798)	72,963	(16,607)
Total unrealized foreign currency and derivative gain (loss), net	$31,124	$(16,888)	$49,594	$(11,873)
Total foreign currency and derivative (loss) gain, net	$(1,672)	$(2,813)	$2,885	$4,957
14.    Lessor Operating Leases
At September 30, 2024, we owned or held interests in 15,457 properties. Of the 15,457 properties, 15,156, or 98.1%, are single-client properties, and the remaining are multi-client properties. At September 30, 2024, 196 properties were available for lease or sale. The majority of our leases are accounted for as operating leases.
At September 30, 2024, most of the properties in our portfolio were leased under net lease agreements where our client pays or reimburses us for property taxes and assessments and carries insurance coverage for public liability, property damage, fire, and extended coverage.
Rent based on a percentage of our clients' gross sales, or percentage rent, for the three months ended September 30, 2024, and 2023 was $3.1 million, and $2.2 million, respectively. Percentage rent for the nine months ended September 30, 2024, and 2023 was $10.8 million, and $8.0 million, respectively.
No individual client’s rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the nine months ended September 30, 2024, and 2023.
15.    Stockholders' Equity
A.Common Stock
We pay monthly distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for the periods indicated below:

	Nine months ended September 30,
Month	2024	2023
January	$0.2565	$0.2485
February	0.2565	0.2485
March	0.2565	0.2545
April	0.2570	0.2550
May	0.2570	0.2550
June	0.2625	0.2550
July	0.2630	0.2555
August	0.2630	0.2555
September	0.2630	0.2555
Total	$2.3350	$2.2830
At September 30, 2024, a distribution of $0.2635 per common share was payable and was paid in October 2024.

B.    At-the-Market ("ATM") Program
Under our current ATM program, which we entered into in August 2023, we may offer and sell up to 120.0 million shares of common stock (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE under the ticker symbol "O" at prevailing market prices or at negotiated prices. Upon settlement, subject to certain exceptions, we may elect, in our sole discretion, to cash settle or net share settle all or any portion of our obligations under any forward sale agreement, in which cases we may not receive any proceeds (in the case of cash settlement) or will not receive any proceeds (in the case of net share settlement), and we may owe cash (in the case of cash settlement) or shares of our common stock (in the case of net share settlement) to the relevant forward purchaser. As of September 30, 2024, we had 56.7 million shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
The following table outlines common stock issuances pursuant to our ATM programs (dollars in millions, shares in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Shares of common stock issued under the ATM program (1)	4,309	15,070	13,913	63,210
Gross proceeds	$268.4	$883.0	$815.3	$3,880.4
Sales agents' commissions and other offering expenses	(1.8)	(9.7)	(5.4)	(30.4)
Net proceeds	$266.6	$873.3	$809.9	$3,850.0
(1) During the three and nine months ended September 30, 2024, 16.5 million and 24.6 million shares were sold, respectively, and 4.3 million and 13.9 million and shares were settled pursuant to forward sale confirmations. In addition, as of September 30, 2024, 16.8 million shares of common stock subject to forward sale confirmations have been executed, but not settled, at a weighted average initial gross price of $57.58 per share. We currently expect to fully settle forward sale agreements outstanding by December 31, 2024, representing $958.1 million in net proceeds, for which the weighted average forward price at September 30, 2024 was $56.88 per share.
C.    Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
Our DRSPP provides our common stockholders with a convenient and economical method of purchasing our common stock and reinvesting their distributions. It also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26.0 million common shares to be issued. At September 30, 2024, we had 10.8 million shares remaining for future issuance under our DRSPP program.
The following table outlines common stock issuances pursuant to our DRSPP program (dollars in millions, shares in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Shares of common stock issued under the DRSPP program	44	52	159	138
Gross proceeds	$2.6	$3.0	$8.8	$8.4
16.    Series A Preferred Stock
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
In September 2024, we redeemed all 6.9 million shares of Realty Income Series A preferred stock outstanding. The shares were redeemed at redemption value of $25.00 per share, plus accrued and unpaid dividends to September 30, 2024. The excess of the $25.00 liquidation price per share over the carrying value of Realty Income Series A preferred stock redeemed resulted in a loss on redemption of $5.1 million for the three months ended September 30, 2024.

17.    Common Stock Incentive Plan
This note should be read in conjunction with the more complete discussion of the Realty Income 2021 Incentive Award Plan (the “2021 Plan”), included in note 19 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023.
The amount of share-based compensation costs recognized in 'General and administrative' in our consolidated statements of income and comprehensive income was $6.4 million and $6.2 million during the three months ended September 30, 2024, and 2023, respectively, and $22.9 million and $20.2 million during the nine months ended September 30, 2024, and 2023, respectively.
In connection with the Merger, each outstanding Spirit restricted stock award and performance share award was cancelled and converted into Realty Income common stock, using the Exchange Ratio in accordance with the Merger Agreement. The issuance is excluded from the sections below, as the awards were not granted under the 2021 Plan. The aggregate fair value of fully vested Spirit awards converted into Realty Income common stock was $66.5 million, of which i.) $41.7 million related to pre-combination services and is included in the consideration transferred in the merger and ii.) $24.8 million of expense was recognized in January in merger, transaction, and other costs related to the value attributable to post-combination services. For more details, please see note 2, Merger with Spirit Realty Capital, Inc.
A.    Restricted Stock and Restricted Stock Units
During the nine months ended September 30, 2024, we granted 343,890 shares of common stock under the 2021 Plan. This included 44,000 total shares of restricted stock granted to the independent members of our Board of Directors, 4,000 of which were granted to a new member in the first quarter of 2024, and the remaining 40,000 shares of which were granted in connection with our annual awards in May 2024. The vesting schedule for these shares is up to three-years, based on each director's years of service, and is subject to the director’s continued service through each applicable vesting date. Our restricted stock awards granted to employees vest over a service period not exceeding four-years.
During the nine months ended September 30, 2024, we also granted 30,538 restricted stock units, all of which vest over a four-year service period.
As of September 30, 2024, the remaining unamortized share-based compensation expense related to restricted stock awards and units totaled $23.8 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and conditions of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.
B.    Performance Shares
During the nine months ended September 30, 2024, we granted 274,358 performance shares, as well as dividend equivalent rights, to our executive officers. The performance shares are earned based on our Total Shareholder Return (“TSR”) performance relative to select industry indices and peer groups as well as achievement of certain operating metrics, and vest 50% after the end of the three-year performance period and the remaining 50% on January 1 of the following year, subject to continued service.
As of September 30, 2024, the remaining share-based compensation expense related to the performance shares totaled $22.5 million. The performance shares are being recognized on a tranche-by-tranche basis over the service period. The fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model.

18.    Net Income per Common Share
The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation (shares in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Weighted average shares used for the basic net income per share computation	870,665	709,165	858,679	681,419
Incremental shares from share-based compensation	525	378	442	360
Dilutive effect of forward ATM offerings	862	—	341	350
Weighted average shares used for diluted net income per share computation	872,052	709,543	859,462	682,129
Unvested shares from share-based compensation that were anti-dilutive	72	309	151	243
Weighted average partnership common units convertible to common shares that were anti-dilutive	1,922	1,795	1,838	1,795
Weighted average forward ATM offerings that were anti-dilutive	488	535	477	460
19.    Supplemental Disclosures of Cash Flow Information
The following table summarizes our supplemental cash flow information during the periods indicated below (in thousands):

	Nine months ended September 30,
	2024	2023
Supplemental disclosures:
Cash paid for interest	$732,123	$501,162
Cash paid for income taxes	$29,818	$11,462
Non-cash activities:
Net decrease in fair value of derivatives	$(44,050)	$(51,386)
Term loans assumed at fair value	$1,300,000	$—
Notes payable assumed at fair value	$2,481,486	$—
Increase in noncontrolling interests from property acquisitions	$—	$39,156
Issuance/conversion of common partnership units of Realty Income, L.P. (1)	$47,253	$—
(1) See note 11, Noncontrolling Interests for further details.
The following table provides a reconciliation of cash and cash equivalents reported on our consolidated balance sheets to the total of the cash, cash equivalents, and restricted cash reported within our consolidated statements of cash flows (in thousands):

	September 30, 2024	September 30, 2023
Cash and cash equivalents shown in the consolidated balance sheets	$396,956	$344,129
Restricted escrow deposits (1)	37,317	41,311
Impounds related to mortgages payable (1)	13,604	45,224
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$447,877	$430,664
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
At September 30, 2024, we had commitments of $77.8 million, which primarily relate to tenant improvements, re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of September 30, 2024, we had committed $394.9 million under construction contracts related to development projects, which have estimated rental revenue commencement dates between November 2024 and July 2025.
21.    Subsequent Events
A.     Dividends
In October 2024, we declared a dividend of $0.2635 per share to our common stockholders, which will be paid in November 2024.
B.     ATM Forward Offerings
As of November 4, 2024, ATM forward agreements for a total of 17.0 million shares remain unsettled with total expected net proceeds of approximately $968.7 million, of which 0.2 million shares were executed in October 2024.

Item 2:                              Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the documents incorporated by reference, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. When used in this quarterly report, the words “estimated,” “anticipated,” “expect,” “believe,” “intend,” “continue,” “should,” “may,” “likely,” “plans,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include discussions of our business and portfolio; growth strategies and intentions to acquire or dispose of properties (including geographies, timing, partners, clients and terms); re-leases, re-development and speculative development of properties and expenditures related thereto; future operations and results; the announcement of operating results, strategy, plans, and the intentions of management; settlement of shares of common stock sold pursuant to forward sale confirmations under our At-the-Market (“ATM”) Program; dividends, including the amount, timing and payments of dividends related thereto; and trends in our business, including trends in the market for long-term leases of freestanding, single-client properties. Forward-looking statements are subject to risks, uncertainties, and assumptions about us which may cause our actual future results to differ materially from expected results. Some of the factors that could cause actual results to differ materially are, among others, our continued qualification as a real estate investment trust; general domestic and foreign business, economic, or financial conditions; competition; fluctuating interest and currency rates; inflation and its impact on our clients and us; access to debt and equity capital markets and other sources of funding (including the terms and partners of such funding); continued volatility and uncertainty in the credit markets and broader financial markets; other risks inherent in the real estate business including our clients' solvency, client defaults under leases, increased client bankruptcies, potential liability relating to environmental matters, illiquidity of real estate investments, and potential damages from natural disasters; impairments in the value of our real estate assets; changes in domestic and foreign income tax laws and rates; property ownership through joint ventures, partnerships and other arrangements which may limit control of the underlying investments; epidemics or pandemics including measures taken to limit their spread, the impacts on us, our business, our clients, and the economy generally; the loss of key personnel; the outcome of any legal proceedings to which we are a party or which may occur in the future; acts of terrorism and war; and the anticipated benefits from mergers and acquisitions including from the merger (the “Merger”) with Spirit Realty Capital, Inc. (“Spirit”).
Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, for the year ended December 31, 2023.
Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are not guarantees of future plans and performance and speak only as of the date this quarterly report was filed with the Securities and Exchange Commission (the “SEC”). Actual plans and operating results may differ materially from what is expressed or forecasted in this quarterly report and forecasts made in the forward-looking statements discussed in this quarterly report might not materialize. We do not undertake any obligation to update forward-looking statements or publicly release the results of any forward-looking statements that may be made to reflect events or circumstances after the date these statements were made.
OVERVIEW
Realty Income (NYSE: O), an S&P 500 company, is real estate partner to the world's leading companies. Founded in 1969, we invest in diversified commercial real estate and have a portfolio of over 15,450 properties in all 50 U.S. states, the U.K., and six other countries in Europe. We are known as “The Monthly Dividend Company®,” and have a mission to invest in people and places to deliver dependable monthly dividends that increase over time. Since our founding, we have declared 652 consecutive monthly dividends and are a member of the S&P 500 Dividend Aristocrats® index for having increased our dividend for the last 30 consecutive years.
As of September 30, 2024, we owned or held interests in 15,457 properties, with approximately 336.6 million square feet of leasable space leased to 1,552 clients doing business in 90 separate industries. Of the 15,457 properties in our portfolio as of September 30, 2024, 15,156, or 98.1%, were single-client properties, and the remaining were multi–client properties. Our total portfolio of 15,457 properties as of September 30, 2024 had a weighted average remaining lease term (excluding rights to extend a lease at the option of the client) of approximately 9.4 years. Total portfolio annualized contractual rent (defined as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables) on our leases as of September 30, 2024 was $4.93 billion.

As of September 30, 2024, approximately 32.1% of our total portfolio annualized contractual rent comes from properties leased to our investment grade clients, their subsidiaries or affiliated companies. As of September 30, 2024, our top 20 clients (based on percentage of total portfolio annualized contractual rent) represented approximately 35.9% of our annualized rent and 10 of these clients have investment grade credit ratings or are subsidiaries or affiliates of investment grade companies. Approximately 91% of our annualized retail contractual rent as of September 30, 2024, is derived from our clients with a service, non-discretionary, and/or low price point component to their business.
Unless otherwise specified, references to rental revenue in the Management's Discussion and Analysis of Financial Condition and Results of Operations are exclusive of reimbursements from clients for recoverable real estate taxes and operating expenses totaling $74.3 million and $61.3 million for the three months ended September 30, 2024, and 2023, respectively, and $227.6 million and $208.6 million for the nine months ended September 30, 2024 and 2023, respectively.
RECENT DEVELOPMENTS
Increases in Monthly Dividends to Common Stockholders
We have continued our 55-year history of paying monthly dividends. In addition, we have increased the dividend five times during 2024. As of October 2024, we have paid 108 consecutive quarterly dividend increases and increased the dividend 127 times since our listing on the New York Stock Exchange (“NYSE”) in 1994.

2024 Dividend increases	Month Declared	Month Paid	Monthly Dividend per share	Increase per share
1st increase	Dec 2023	Jan 2024	$0.2565	$0.0005
2nd increase	Mar 2024	Apr 2024	$0.2570	$0.0005
3rd increase	May 2024	Jun 2024	$0.2625	$0.0055
4th increase	Jun 2024	Jul 2024	$0.2630	$0.0005
5th increase	Sep 2024	Oct 2024	$0.2635	$0.0005
The dividends paid per share during the nine months ended September 30, 2024 totaled $2.3350, as compared to $2.2830 during the nine months ended September 30, 2023, an increase of $0.052, or 2.3%.
The monthly dividend of $0.2635 per share represents a current annualized dividend of $3.162 per share, and an annualized dividend yield of 5.0% based on the last reported sale price of our common stock on the NYSE of $63.42 on September 30, 2024. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.
Investments During the Three and Nine Months Ended September 30, 2024
During the three months ended September 30, 2024, we invested $0.7 billion at an initial weighted average cash yield of 7.4%, including an investment in 169 properties and properties under development or expansion.
During the nine months ended September 30, 2024, we invested $2.1 billion at an initial weighted average cash yield of 7.7%, including an investment in 300 properties, properties under development or expansion, and an investment in a loan. See notes 4, Investments in Real Estate, 5, Investments in Unconsolidated Entities, and 6, Investments in Loans, to the consolidated financial statements for further details.
Equity Capital Raising
During the three months ended September 30, 2024, we raised $271.0 million of proceeds from the sale of common stock, at a weighted average price of $62.25 per share, primarily through proceeds from the sale of common stock through our ATM program. The ATM program issuances during the three months ended September 30, 2024 included 4.3 million shares issued pursuant to forward sale confirmations. As of September 30, 2024, 16.8 million shares of common stock subject to forward sale confirmations have been executed but not settled. See note 15, Stockholders' Equity, to the consolidated financial statements for further details.
Note Issuances
In September 2024, we issued £350.0 million of 5.000% senior unsecured notes due October 2029 and £350.0 million of 5.250% senior unsecured notes due September 2041.
In August 2024, we issued $500.0 million of 5.375% senior unsecured notes due September 2054.
See note 10, Notes Payable, to the consolidated financial statements for further details.

Closing of Spirit Merger
On January 23, 2024, we closed on our previously announced stock-for-stock merger with Spirit (formerly NYSE: SRC). The Merger is further described in note 2, Merger with Spirit Realty Capital, Inc., to the consolidated financial statements.
Redemption of Preferred Stock
On September 30, 2024, we redeemed all 6.9 million shares outstanding of our 6.000% Series A Preferred Stock (“Realty Income Series A preferred stock”), which was converted from Spirit's outstanding preferred stock in connection with the Merger, at a redemption price of $25.00 per share, plus accrued and unpaid dividends. For more details, see note 16, Series A Preferred Stock.
Client Update
As part of the initial purchase price allocation for the acquisition of a sale-leaseback in the convenience store industry, we recorded financing receivables for the excess of the purchase price over the fair value. Following lease payment default by the tenant and our evaluation of recoverability, we recorded a provision for impairment of $63.9 million for the three months ended September 30, 2024, and $69.8 million for the nine months ended September 30, 2024, which accounted for a dilution impact of $0.07 and $0.08 per share, respectively, to our net income and funds from operations (“FFO”). At September 30, 2024, the tenant's financing receivable balance has been fully reserved.
Portfolio Discussion
Leasing Results
At September 30, 2024, we had 196 properties available for lease or sale out of 15,457 properties in our portfolio, which represents a 98.7% occupancy rate based on the number of properties in our portfolio. Our property-level occupancy rates exclude properties with ancillary leases only, such as cell towers and billboards, and properties with possession pending, and include properties owned by unconsolidated joint ventures.
Below is a summary of our portfolio activity for the periods indicated below:

Three months ended September 30, 2024
Properties available for lease at June 30, 2024	185
Lease expirations (1)	212
Re-leases to same client	(131)
Re-leases to new client	(11)
Vacant dispositions	(59)
Properties available for lease at September 30, 2024	196

Nine months ended September 30, 2024
Properties available for lease at December 31, 2023	193
Lease expirations (1)	642
Re-leases to same client	(441)
Re-leases to new client	(32)
Vacant dispositions	(166)
Properties available for lease at September 30, 2024	196
(1)Includes scheduled and unscheduled expirations (including leases rejected in bankruptcy), as well as future expirations resolved in the periods indicated above.
During the three months ended September 30, 2024, the new annualized contractual rent on re-leases was $38.41 million, as compared to the previous annual rent of $36.57 million on the same units, representing a rent recapture rate of 105.0% on the units re-leased. We re-leased two units to new clients without a period of vacancy, and 14 units to new clients after a period of vacancy.
During the nine months ended September 30, 2024, the new annualized contractual rent on re-leases was $131.50 million, as compared to the previous annual rent of $125.39 million on the same units, representing a rent recapture rate of 104.9% on the units re-leased. We re-leased 16 units to new clients without a period of vacancy, and 29 units to new clients after a period of vacancy.
As part of our re-leasing costs, we pay leasing commissions to unrelated, third-party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide rent concessions to our clients. We do not consider the collective impact of the leasing commissions or rent concessions to our clients to be material to our financial position or results of operations.

Disposition Strategy
During the nine months ended September 30, 2024, we sold 214 properties with total net proceeds received of $451.4 million. Our disposition strategy aims at further enhancing our portfolio and maximizing portfolio returns through the sale of select assets. It remains a function of our proactive investment management approach, supported by several data-driven tools including our predictive analytics platform.
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
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2024, we had $5.2 billion of liquidity, which consists of cash and cash equivalents of $397.0 million, unsettled ATM forward equity of $958.1 million, and $3.8 billion of availability under our $4.25 billion unsecured revolving credit facility, net of $427.5 million of borrowing on the revolving credit facility. We use our unsecured revolving credit facility as a liquidity backstop for the repayment of the notes issued under our commercial paper programs.
Our primary cash obligations, for the current year and subsequent years, are included in the “Material Cash Requirements” table, which is presented later in this section. We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions and development costs, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs, and cash distributions to common stockholders, primarily through a combination of the following:
•Cash and cash equivalents;
•Future cash flows from operations;
•Issuances of common stock or debt, or other securities offerings;
•Additional borrowings under our revolving credit facility (after deducting outstanding borrowings under our commercial paper programs);
•Short-term loans;
•Asset dispositions; and
•Credit investment repayments
In addition to these sources of liquidity, we are exploring various capital diversification initiatives, including the establishment of a third-party private capital open-end fund.
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
Capitalization
As of September 30, 2024, our total capitalization was $82.8 billion. Total capitalization consisted of $55.7 billion of common equity (based on the September 30, 2024 closing price on the NYSE of $63.42 and assuming the conversion of 2.7 million common units of Realty Income, L.P.), and total outstanding borrowings of $27.1 billion on our revolving credit facility, term loans, mortgages payable, senior unsecured notes and bonds, and our proportionate share of unconsolidated entities' debt (excluding unamortized deferred financing costs, discounts, and premiums). Our total debt to capitalization was 32.7% at September 30, 2024.
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
ATM Program
As of September 30, 2024, there were approximately 16.8 million shares of unsettled common stock subject to forward sale confirmations through our ATM program, representing approximately $958.1 million in expected net proceeds, which have been executed at a weighted average price of $56.88 per share (assuming full physical settlement of all outstanding shares of common stock, subject to such forward sale agreements and certain assumptions made with respect to settlement dates). During the nine months ended September 30, 2024, we settled approximately 13.9 million shares of common stock previously sold pursuant to forward sale agreements through our ATM program for approximately $809.9 million of net proceeds. As of September 30, 2024, we had 56.7 million shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
Debt Financing Activities
At September 30, 2024, our total outstanding borrowings of revolving credit facility, commercial paper, term loans, mortgages payable, and senior unsecured notes and bonds were $26.4 billion, with a weighted average maturity of 6.2 years and a weighted average interest rate of 3.9%. As of September 30, 2024, approximately 96% of our total debt was fixed rate debt. See notes 7 through 10 to the consolidated financial statements for additional information about our outstanding debt, along with our debt financing activities during the nine months ended September 30, 2024 below.
Note Issuances
During the nine months ended September 30, 2024, we issued the following notes and bonds (in millions):

2024 Issuances	Date of Issuance	Maturity Date	Principal amount	Price of par value	Effective yield to maturity
4.750% Notes	January 2024	February 2029	$450.0	99.23%	4.923%
5.125% Notes	January 2024	February 2034	$800.0	98.91%	5.265%
5.375% Notes	August 2024	September 2054	$500.0	98.37%	5.486%
5.000% Notes	September 2024	October 2029	£350.0	99.14%	5.199%
5.250% Notes	September 2024	September 2041	£350.0	96.21%	5.601%
In connection with the Merger, we also completed the $2.7 billion exchange in principal of outstanding notes issued by Spirit Realty, L.P. (“Spirit OP”). See note 10, Notes Payable, to the consolidated financial statements for further details.

Note Repayments
During the nine months ended September 30, 2024, we repaid the following notes, plus accrued and unpaid interest upon maturity (in millions):

Note Repayment	Date of Issuance	Maturity Date	Principal amount
4.600% Notes	February 2014	February 2024	$500.0
3.875% Notes	June 2014	July 2024	$350.0
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
Term Loan Redemption
During the nine months ended September 30, 2024, we repaid our $250.0 million senior unsecured term loan in full upon maturity.
Mortgage Repayments
During the nine months ended September 30, 2024, we made $626.3 million in principal payments, including the full repayment of three mortgages for $622.7 million.
Covenants
The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on accounting principles generally accepted in the United States of America ("U.S. GAAP"), are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants and are not measures of our liquidity or performance. The actual amounts as of September 30, 2024, are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	41.5%
Limitation on incurrence of secured debt	< 40% of adjusted assets	0.4%
Debt service and fixed charge coverage (trailing 12 months) (1)	> 1.5x	4.6x
Maintenance of total unencumbered assets	> 150% of unsecured debt	239.9%
(1) Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on October 1, 2023 and subject to certain additional adjustments. Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of October 1, 2023, nor does it purport to reflect our debt service coverage ratio for any future period. Fixed charge coverage is calculated in the same manner as the debt service coverage. The following is our calculation of debt service and fixed charge coverage at September 30, 2024 (in thousands, for trailing twelve months):

Net income attributable to the Company	$918,853
Plus: interest expense, excluding the amortization of deferred financing costs	932,897
Plus: provision for taxes	64,838
Plus: depreciation and amortization	2,264,829
Plus: provisions for impairment	268,325
Plus: pro forma adjustments	371,396
Less: gain on sales of real estate	(98,282)
Income available for debt service, as defined	$4,722,856
Total pro forma debt service charge	$1,030,535
Debt service and fixed charge coverage ratio	4.6x

Credit Agency Ratings
The borrowing interest rates under our revolving credit facility are based upon our ratings assigned by credit rating agencies. As of September 30, 2024, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook and Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook. In addition, we were assigned the following ratings on our commercial paper at September 30, 2024: Moody's Investors Service has assigned a rating of P-2 and Standard & Poor's Ratings Group has assigned a rating of A-2.
Based on our credit agency ratings as of September 30, 2024, interest rates under our credit facility for U.S. borrowings would have been at the Secured Overnight Financing Rate ("SOFR"), plus 0.725% with a SOFR adjustment charge of 0.10% and a revolving credit facility fee of 0.125%, for all-in drawn pricing of 0.95% over SOFR, for GBP borrowings, at the Sterling Overnight Indexed Average (“SONIA”), plus 0.725% with a SONIA adjustment charge of 0.0326% and a revolving credit facility fee of 0.125%, for all-in drawn pricing of 0.8826% over SONIA, and for EUR Borrowings at one-month Euro Interbank Offered Rate (“EURIBOR”), plus 0.725%, and a revolving credit facility fee of 0.125%, for all-in drawn pricing of 0.85% over one-month EURIBOR. In addition, our credit facility provides that the interest rates can range between: (i) SOFR/SONIA/EURIBOR, plus 1.40% if our credit rating is lower than BBB-/Baa3 or our senior unsecured debt is unrated and (ii) SOFR/SONIA/EURIBOR, plus 0.70% if our credit rating is A/A2 or higher. In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which ranges from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher.
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
Material Cash Requirements
The following table summarizes the maturity of each of our obligations as of September 30, 2024 (dollars in millions):

	Credit Facility and Commercial Paper (1)	Unsecured Term Loans (2)	Mortgages Payable	Senior Unsecured Notes and Bonds	Interest (3)	Ground Leases Paid by the Company (4)	Ground Leases Paid by Our Clients (5)	Other (6)	Totals
2024	$—	$—	$114.2	$—	$244.4	$3.7	$7.9	$178.0	$548.2
2025	—	800.0	46.0	1,050.0	993.8	12.5	31.8	217.3	3,151.4
2026	427.5	1,129.7	12.0	2,375.0	847.4	17.6	32.3	85.1	4,926.6
2027	—	500.0	22.3	2,371.1	753.3	11.1	30.4	4.6	3,692.8
2028	—	—	1.3	2,499.8	647.9	8.8	27.4	—	3,185.2
Thereafter	—	—	2.3	15,085.8	3,605.9	311.8	361.5	3.4	19,370.7
Totals	$427.5	$2,429.7	$198.1	$23,381.7	$7,092.7	$365.5	$491.3	$488.4	$34,874.9
(1) The initial term of the credit facility expires in June 2026 and includes, at our option, two six-month extensions. At September 30, 2024, there were $427.5 million of outstanding borrowings under our revolving credit facility.
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
(6) “Other” consists of $394.9 million of commitments under construction contracts, $77.8 million for tenant improvements, re-leasing costs, recurring capital expenditures, and non-recurring building improvements, and $15.7 million for contingent consideration obligations related to leasing activities for a multi-tenant property acquired.
Investments in Unconsolidated Entities
As of September 30, 2024, our pro-rata share of secured debt of unconsolidated entities was approximately $659.2 million.

DIVIDEND POLICY
Distributions are paid monthly to holders of shares of our common stock.

Distributions are paid monthly to the limited partners holding common units of Realty Income, L.P., each on a per unit basis that is equal to the amount paid per share to our common stockholders (subject to the adjustment factor applicable to those units at the time of such distribution).
In order to maintain our status as a real estate investment trust ("REIT") for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2023, our cash distributions to common stockholders totaled $2.11 billion, or approximately 134.4% of our taxable income of $1.57 billion. Certain measures are available to us to reduce or eliminate our tax exposure as a REIT, and accordingly, no provision for U.S. federal income taxes, other than our taxable REIT subsidiaries (each, a "TRS"), has been made. Our taxable income reflects non-cash deductions for depreciation and amortization. Our taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance. We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our cash on hand and funds from operations are sufficient to support our current level of cash distributions to our stockholders. We distributed $2.3350 per share to stockholders during the nine months ended September 30, 2024, representing 74.4% of our diluted Adjusted Funds from Operations Available to Common Stockholders ("AFFO") per share of $3.14.
Future distributions will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, FFO, Normalized Funds from Operations Available to Common Stockholders ("Normalized FFO"), AFFO, cash flow from operations, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, our debt service requirements, and any other factors the Board of Directors may deem relevant. In addition, our credit facility contains financial covenants that could limit the amount of distributions payable by us in the event of a default, and which prohibit the payment of distributions on our common stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our credit facility.
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

RESULTS OF OPERATIONS
The following is a comparison of our results of operations for the three and nine months ended September 30, 2024 and 2023.
Total Revenue
The following summarizes our total revenue (in millions):

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023	Change
Rental (excluding reimbursable)	$1,196.8	$947.6	$249.2	$3,536.4	$2,720.8	$815.6
Rental (reimbursable)	74.3	61.3	13.0	227.6	208.6	19.0
Other	59.8	30.2	29.6	166.8	73.3	93.5
Total revenue	$1,330.9	$1,039.1	$291.8	$3,930.8	$3,002.7	$928.1
Rental Revenue (excluding reimbursable)
The table below summarizes the increase in rental revenue (excluding reimbursable) in the three and nine months ended September 30, 2024 compared to the same periods in 2023 (dollars in thousands):

	Three months ended September 30,
	Number of Properties	2024	2023	Change
Properties acquired during 2024 & 2023	1,587	$173,350	$101,936	$71,414
Same store rental revenue (1)	13,499	1,001,871	999,634	2,237
Constant currency adjustment (2)	N/A	(4,636)	(6,623)	1,987
Properties sold during and prior to 2024	493	1,144	12,773	(11,629)
Straight-line rent and other non-cash adjustments	N/A	799	(2,523)	3,322
Vacant rents, development and other (3)	371	24,448	25,188	(740)
Other excluded revenue (4)	N/A	(171)	690	(861)
Less: Spirit rental revenue (5)	N/A	—	(183,525)	183,525
Totals		$1,196,805	$947,550	$249,255

	Nine months ended September 30,
	Number of Properties	2024	2023	Change
Properties acquired during 2024 & 2023	3,538	$941,640	$155,379	$786,261
Same store rental revenue (1)	11,574	2,518,545	2,511,272	7,273
Constant currency adjustment (2)	N/A	(21,486)	(22,048)	562
Properties sold during and prior to 2024	351	12,345	31,037	(18,692)
Straight-line rent and other non-cash adjustments	N/A	6,046	(17,109)	23,155
Vacant rents, development and other (3)	345	63,442	59,758	3,684
Other excluded revenue (4)	N/A	15,888	2,517	13,371
Totals		$3,536,420	$2,720,806	$815,614
(1)The same store rental revenue percentage increased by 0.2% and 0.3% for the three and nine months ended September 30, 2024 as compared with the same periods in 2023, respectively.
(2)For purposes of comparability, same store rental revenue is presented on a constant currency basis using the exchange rate as of September 30, 2024. None of the properties in France, Germany, Ireland or Portugal met our same store pool definition for the periods presented.
(3)Relates to the aggregate of (i) rental revenue from 312 and 295 properties that were available for lease during part of 2024 or 2023 for the three and nine months ended September 30, 2024, and (ii) rental revenue for 59 and 50 properties under development or completed developments that do not meet our same store pool definition for the periods presented three and nine months ended September 30, 2024.
(4)"Other excluded revenue" primarily consists of reimbursements for tenant improvements and rental revenue that is not contractual base rent such as lease termination settlements.
(5)Amounts for the three months ended September 30, 2023 represent rental revenue from Spirit properties, which were not included in our financial statements prior to the close of the merger on January 23, 2024.

For purposes of determining the same store rent property pool, we include all properties that were owned for the entire year-to-date period, for both the current and prior year, except for properties during the current or prior year that; (i) were vacant at any time, (ii) were under development or redevelopment, or (iii) were involved in eminent domain and rent was reduced. Beginning with the second quarter of 2024, properties acquired through the merger with Spirit were considered under each element of our Same Store Pool criteria, except for the requirement that the property be owned for the full comparative period. If the property was owned by Spirit for the full comparative period and each of the other criteria were met, the property was included in our Same Store Pool. Accordingly, Spirit properties have been included in the Same Store Pool for the quarter and have been excluded for the year-to-date calculation. Each of the exclusions from the same store pool are separately addressed within the applicable sentences above, explaining the changes in rental revenue for the period.
Of the 16,490 in-place leases in the portfolio, 13,544, or 82.1%, were under leases that provide for increases in rents through: base rent increases tied to inflation (typically subject to ceilings), percentage rent based on a percentage of the clients’ gross sales, fixed increases, or a combination of two or more of the aforementioned rent provisions.
Rent based on a percentage of our clients' gross sales, or percentage rent, was $3.1 million and $2.2 million for the three months ended September 30, 2024 and 2023, respectively, and $10.8 million and $8.0 million for the nine months ended September 30, 2024 and 2023, respectively. Percentage rent represents less than 1.0% of rental revenue.
At September 30, 2024, our portfolio of 15,457 properties was 98.7% leased with 196 properties available for lease or sale, as compared to 98.6% leased with 193 properties available for lease at December 31, 2023, and 98.8% leased with 159 properties available for lease at September 30, 2023. It has been our experience that approximately 1% to 4% of our property portfolio will be available for lease at any given time; however, it is possible that the number of properties available for lease or sale could increase in the future, given the nature of economic cycles and other unforeseen global events.
Rental Revenue (reimbursable)
A number of our leases provide for contractually obligated reimbursements from clients for recoverable real estate taxes and operating expenses. Contractually obligated reimbursements by our clients increased by $13.0 million and $19.0 million for the three and nine months ended September 30, 2024, primarily due to the growth of our portfolio due to acquisitions, partially offset by lower taxes for the nine months ended September 30, 2024 due to a modification of tax remittance terms with one of our clients in 2023.
Other Revenue
The following summarizes our total other revenue (in millions):

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023	Change
Interest income on financing receivables	$31.3	$29.9	$1.4	$92.7	$72.5	$20.2
Interest income on loans and preferred equity investments	27.7	—	27.7	71.8	—	71.8
Other	0.8	0.3	0.5	2.3	0.8	1.5
	$59.8	$30.2	$29.6	$166.8	$73.3	93.5

Total Expenses
The following summarizes our total expenses (dollars in millions):

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023	Change
Depreciation and amortization	$602.3	$495.6	$106.7	$1,789.0	$1,419.3	$369.7
Interest	261.3	184.1	77.2	748.8	522.1	226.7
Property (excluding reimbursable)	17.9	9.7	8.2	53.7	26.5	27.2
Property (reimbursable)	74.3	61.3	13.0	227.6	208.6	19.0
General and administrative	41.9	35.5	6.4	127.8	106.5	21.3
Provisions for impairment	96.9	16.8	80.1	282.9	59.8	223.1
Merger, transaction, and other costs	8.6	2.9	5.7	105.5	4.5	101.0
Total expenses	$1,103.2	$805.9	$297.3	$3,335.3	$2,347.3	$988.0
Total revenue (1)	$1,256.6	$977.8		$3,703.2	$2,794.1
General and administrative expenses as a percentage of total revenue (1)	3.3%	3.6%		3.5%	3.8%
Property expenses (excluding reimbursable) as a percentage of total revenue (1)	1.4%	1.0%		1.5%	0.9%
(1) Excludes rental revenue (reimbursable).
Depreciation and Amortization
Depreciation and amortization increased by $106.7 million and $369.7 million for the three and nine months ended September 30, 2024 as compared with the same periods in 2023, respectively, primarily due to the merger with Spirit, the acquisitions of properties in 2023 and 2024; partially offset by property dispositions. The Spirit merger contributed an additional $111.2 million and $303.9 million of depreciation and amortization for the three and nine months ended September 30, 2024, respectively.
Interest Expense
The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest on our credit facility, commercial paper, term loans, mortgages, senior unsecured notes and bonds, and interest rate swaps	$258,877	$199,059	$752,109	$564,347
Credit facility commitment fees	1,358	1,358	4,043	3,999
Amortization of debt origination and deferred financing costs	6,001	6,930	17,694	19,498
Gain on interest rate swaps	(968)	(1,790)	(4,567)	(5,390)
Amortization of net mortgage premiums and discounts	51	(3,201)	(18)	(9,597)
Amortization of net note premiums and discounts	242	(14,989)	(3,883)	(45,647)
Capital lease obligation	532	378	1,497	1,183
Interest capitalized	(4,832)	(3,624)	(18,069)	(6,283)
Interest expense	$261,261	$184,121	$748,806	$522,110
Credit facility, commercial paper, term loans, mortgages and senior unsecured notes and bonds
Average outstanding balances	$26,240,556	$20,249,836	$25,708,806	$19,685,182
Weighted average interest rates	4.03%	3.93%	3.99%	3.81%
Interest expense increased by $77.2 million and $226.7 million for the three and nine months ended September 30, 2024 as compared with the same periods in 2023, respectively, primarily due to an increase in average borrowings and weighted average interest rates, primarily due to issuance of senior notes at higher fixed interest rates, partially offset by an increase in capitalized interest driven by an increase in development. See notes to the accompanying consolidated financial statements for additional information regarding our indebtedness.

Property Expenses (excluding reimbursable)
Property expenses (excluding reimbursable) consist of costs associated with properties available for lease, non-net-leased properties and general portfolio expenses and include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections and legal fees.
Property expenses (excluding reimbursable) increased by $8.2 million and $27.2 million for the three and nine months ended September 30, 2024 as compared with the same periods in 2023, respectively, primarily due to a higher number of properties available for lease compared with the same periods in 2023, in addition to acquisitions in 2023 and 2024 in which the lease terms do not obligate the tenant to pay certain expenses, which resulted in higher repairs and maintenance costs, property insurance and taxes.
Property Expenses (reimbursable)
Property expenses (reimbursable) consist of reimbursable property taxes and operating costs paid on behalf of our clients. Property expenses (reimbursable) increased by $13.0 million and $19.0 million for the three and nine months ended September 30, 2024 as compared with the same periods in 2023.
General and Administrative Expenses
General and administrative expenses increased by $6.4 million and $21.3 million for the three and nine months ended September 30, 2024 as compared with the same periods in 2023, respectively, primarily due to higher employee costs of $4.6 million and $14.5 million, respectively, and higher professional fees of $1.7 million and $3.7 million, respectively.
Provisions for Impairment
The following table summarizes our provisions for impairment during the periods indicated below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Provisions for impairment of real estate (1)	$33.1	$16.8	$208.6	$59.8
Provision for credit losses (2)	63.8	—	74.3	—
Provisions for impairment	$96.9	$16.8	$282.9	$59.8
(1) See note 12, Fair Value Measurements, to the consolidated financial statements for further details.
(2) See note 1, Summary of Significant Accounting Policies, to the consolidated financial statements for further details.
Merger, Transaction, and Other Costs
During the three and nine months ended September 30, 2024, we incurred $8.6 million and $105.5 million, respectively, of merger, transaction, and other costs consisting of $2.9 million and $99.8 million, respectively of transaction and integration-related costs related to Spirit, which largely consisted of employee severance, post-combination share-based compensation, transfer taxes, and various professional fees directly attributable to the Merger, as well as $5.1 million for each of the respective periods related to the lease termination of a legacy corporate facility.
For the three and nine months ended September 30, 2023, we incurred $2.9 million and $4.5 million of merger, transaction, and other costs, respectively, in conjunction with our merger with VEREIT in November 2021.
Gain on Sales of Real Estate
The following summarizes our property dispositions (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Number of properties sold	92	24	214	79
Net sales proceeds	$249.5	$32.3	$451.4	$92.8
Gain on sales of real estate	$50.6	$7.6	$92.3	$19.7
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

Foreign currency and derivative (loss) gain, net increased by $1.1 million and decreased by $2.1 million for the three and nine months ended September 30, 2024 as compared with the same periods in 2023, respectively, primarily due to fluctuations in foreign currency rates related to remeasurement of intercompany debt.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated entities was $5.1 million and $5.4 million for the three and nine months ended September 30, 2024, respectively, compared to $0.4 million for the nine months ended September 30, 2023. There was no equity in earnings for the three months ended September 30, 2023. The increase in equity in earnings of unconsolidated entities is due to an increase in our joint venture investments.
Other Income, Net
Other income, net decreased by $2.5 million for the three months ended September 30, 2024, as compared to the same period in 2023, primarily due to a loss of $1.5 million on the sale of a loan, lower insurance proceeds, partially offset by higher interest income on short-term investments.
Other income, net increased by $3.3 million for the nine months ended September 30, 2024 as compared with the same period in 2023, primarily due to higher interest income on short-term investments, partially offset by lower insurance proceeds compared to the prior year.
Income Taxes
Income taxes primarily consist of international income taxes accrued or paid by us and our subsidiaries, as well as state and local taxes. The increase of $4.0 million and $10.3 million in income taxes for the three and nine months ended September 30, 2024 as compared with the same periods in 2023, respectively, is primarily attributable to higher taxable income in the U.K.
Preferred Stock Dividends
The increase in preferred stock dividends of $2.6 million and $7.8 million for the three and nine months ended September 30, 2024, respectively, as compared with the same period in 2023, is due to the issuance of Realty Income Series A Preferred Stock in connection with the Spirit merger.
Excess of Redemption Value over Carrying Value of Preferred Shares Redeemed
In September 2024, we redeemed all 6.9 million of Realty Income Series A Preferred Stock outstanding. The excess of the $25.00 liquidation price per share over the carrying value of Realty Income Series A preferred stock redeemed resulted in a loss on redemption of $5.1 million for the three and nine months ended September 30, 2024.

NON-GAAP FINANCIAL MEASURES
Adjusted Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate ("Adjusted EBITDAre")
Nareit established an EBITDA metric for real estate companies (i.e., EBITDA for real estate, or EBITDAre) it believed would provide investors with a consistent measure to help make investment decisions among REITs. Our definition of “Adjusted EBITDAre” is generally consistent with the Nareit definition, other than our adjustment to remove foreign currency and derivative gain and loss and merger, transaction, and other costs. We define Adjusted EBITDAre, a non-GAAP financial measure, for the most recent quarter as earnings (net income) before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) provisions for impairment, (v) merger, transaction, and other costs, (vi) gain on sales of real estate, (vii) foreign currency and derivative gain and loss, net, and (viii) our proportionate share of adjustments from unconsolidated entities. Our Adjusted EBITDAre may not be comparable to Adjusted EBITDAre reported by other companies or as defined by Nareit, and other companies may interpret or define Adjusted EBITDAre differently than we do. Management believes Adjusted EBITDAre to be a meaningful measure of a REIT’s performance because it provides a view of our operating performance, analyzes our ability to meet interest payment obligations before the effects of income tax, depreciation and amortization expense, provisions for impairment, gain on sales of real estate and other items, as defined above, that affect comparability, including the removal of non-recurring and non-cash items that industry observers believe are less relevant to evaluating the operating performance of a company. In addition, EBITDAre is widely followed by industry analysts, lenders, investors, rating agencies, and others as a means of evaluating the operational cash generating capacity of a company prior to servicing debt obligations. Management also believes the use of an annualized quarterly Adjusted EBITDAre metric, which we refer to as Annualized Adjusted EBITDAre, is meaningful because it represents our current earnings run rate for the period presented. Annualized Adjusted EBITDAre and Annualized Pro Forma Adjusted EBITDAre, as defined below, are also used to determine the vesting of performance share awards granted to executive officers. Annualized Adjusted EBITDAre should be considered along with, but not as an alternative to net income as a measure of our operating performance. We define Annualized Pro Forma Adjusted EBITDAre as Annualized Adjusted EBITDAre, subject to certain adjustments to incorporate Adjusted EBITDAre from investments we acquired or stabilized during the applicable quarter and to remove Adjusted EBITDAre from investments we disposed of during the applicable quarter, and include transaction accounting adjustments in accordance with U.S. GAAP, giving pro forma effect to all transactions as if they occurred at the beginning of the applicable period. Our calculation includes all adjustments consistent with the requirements to present Adjusted EBITDAre on a pro forma basis in accordance with Article 11 of Regulation S-X. The Annualized Pro Forma Adjustments are consistent with the debt service coverage ratio calculated under financial covenants for our senior unsecured notes. We believe Annualized Pro Forma Adjusted EBITDAre is a useful non-GAAP supplemental measure, as it excludes properties that were no longer owned at the balance sheet date and includes the annualized rent from properties acquired during the quarter. Management also uses our ratios of Net Debt/Annualized Adjusted EBITDAre and Net Debt/Annualized Pro Forma Adjusted EBITDAre as measures of leverage in assessing our financial performance, which is calculated as net debt (which we define as total debt per the consolidated balance sheets, excluding deferred financing costs and net premiums and discounts, but including our proportionate share of debt from unconsolidated entities, less cash and cash equivalents), divided by annualized quarterly Adjusted EBITDAre and annualized Pro Forma Adjusted EBITDAre, respectively.

The following is a reconciliation of net income (which we believe is the most comparable U.S. GAAP measure) to Adjusted EBITDAre and Annualized Pro Forma EBITDAre calculations for the periods indicated below (dollars in thousands):

	Three months ended September 30,
	2024		2023
Net income	$271,124		$233,877
Interest	261,261		184,121
Income taxes	15,355		11,336
Depreciation and amortization	602,339		495,566
Provisions for impairment	96,920		16,808
Merger, transaction, and other costs	8,610		2,884
Gain on sales of real estate	(50,563)		(7,572)
Foreign currency and derivative loss, net	1,672		2,813
Proportionate share of adjustments from unconsolidated entities	20,340		—
Quarterly Adjusted EBITDAre	$1,227,058		$939,833
Annualized Adjusted EBITDAre (1)	$4,908,232		$3,759,332
Annualized Pro Forma Adjustments	$29,347		$74,503
Annualized Pro Forma Adjusted EBITDAre	$4,937,579		$3,833,835
Total debt per the consolidated balance sheets, excluding deferred financing costs and net premiums and discounts	$26,437,045		$20,388,406
Proportionate share of unconsolidated entities debt, excluding deferred financing costs	659,190		—
Less: Cash and cash equivalents	(396,956)		(344,129)
Net Debt (2)	$26,699,279		$20,044,277
Net Debt/Annualized Adjusted EBITDAre	5.4	x	5.3	x
Net Debt/Annualized Pro Forma Adjusted EBITDAre	5.4	x	5.2	x
(1) We calculate Annualized Adjusted EBITDAre by multiplying the Quarterly Adjusted EBITDAre by four.
(2) Net Debt is total debt per our consolidated balance sheets, excluding deferred financing costs and net premiums and discounts, but including our proportionate share of debt from unconsolidated entities, less cash and cash equivalents.
As described above, the Annualized Pro Forma Adjustments, which include transaction accounting adjustments in accordance with U.S. GAAP, consist of adjustments to incorporate the Adjusted EBITDAre from investments we acquired or stabilized during the applicable quarter and remove Adjusted EBITDAre from investments we disposed of during the applicable quarter, giving pro forma effect to all transactions as if they occurred at the beginning of the period, consistent with the requirements of Article 11 of Regulation S-X. The following table summarizes our Annualized Pro Forma Adjusted EBITDAre calculation for the period indicated below (dollars in thousands):

	Three months ended September 30,
	2024	2023
Annualized pro forma adjustments from investments acquired or stabilized	$32,378	$79,141
Annualized pro forma adjustments from investments disposed	(3,031)	(4,638)
Annualized Pro Forma Adjustments	$29,347	$74,503

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS ("FFO") AND NORMALIZED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS ("Normalized FFO")
We define FFO, a non-GAAP measure, consistent with the National Association of Real Estate Investment Trusts' definition, as net income available to common stockholders, plus depreciation and amortization of real estate assets, plus provisions for impairments of depreciable real estate assets, and reduced by gain on property sales. We define Normalized FFO, a non-GAAP financial measure, as FFO excluding merger, transaction, and other costs. We define diluted FFO and diluted normalized FFO as FFO and normalized FFO adjusted for dilutive noncontrolling interests.
The following summarizes our FFO and Normalized FFO (dollars in millions, except per share data):

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
FFO available to common stockholders	$854.9	$736.1	16.1%	$2,569.7	$2,108.4	21.9%
FFO per common share (1)	$0.98	$1.04	(5.8)%	$2.99	$3.09	(3.2)%
Normalized FFO available to common stockholders	$863.5	$739.0	16.8%	$2,675.2	$2,113.0	26.6%
Normalized FFO per common share (1)	$0.99	$1.04	(4.8)%	$3.11	$3.10	0.3%
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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income available to common stockholders	$261,781	$233,473	$648,281	$653,904
Depreciation and amortization	602,339	495,566	1,788,973	1,419,321
Depreciation of furniture, fixtures and equipment	(672)	(817)	(1,905)	(1,656)
Provisions for impairment of real estate	33,151	16,808	208,552	59,801
Gain on sales of real estate	(50,563)	(7,572)	(92,290)	(19,675)
Proportionate share of adjustments for unconsolidated entities	9,652	—	20,706	(465)
FFO adjustments allocable to noncontrolling interests	(762)	(1,312)	(2,575)	(2,808)
FFO available to common stockholders	$854,926	$736,146	$2,569,742	$2,108,422
FFO allocable to dilutive noncontrolling interests	1,467	1,375	4,402	4,166
Diluted FFO	$856,393	$737,521	$2,574,144	$2,112,588

FFO available to common stockholders	$854,926	$736,146	$2,569,742	$2,108,422
Merger, transaction, and other costs (1)	8,610	2,884	105,468	4,532
Normalized FFO available to common stockholders	$863,536	$739,030	$2,675,210	$2,112,954
Normalized FFO allocable to dilutive noncontrolling interests	1,467	1,375	4,402	4,166
Diluted Normalized FFO	$865,003	$740,405	$2,679,612	$2,117,120

FFO per common share, basic and diluted:	$0.98	$1.04	$2.99	$3.09
Normalized FFO per common share:
Basic	$0.99	$1.04	$3.12	$3.10
Diluted	$0.99	$1.04	$3.11	$3.10
Distributions paid to common stockholders	$687,144	$543,343	$1,999,858	$1,555,679
FFO available to common stockholders in excess of distributions paid to common stockholders	$167,782	$192,803	$569,884	$552,743
Normalized FFO available to common stockholders in excess of distributions paid to common stockholders	$176,392	$195,687	$675,352	$557,275
Weighted average number of common shares used for FFO and Normalized FFO:
Basic	870,665	709,165	858,679	681,419
Diluted	873,974	711,338	861,300	683,925
(1)During the three and nine months ended September 30, 2024, we incurred $8.6 million and $105.5 million, respectively, of merger, transaction, and other costs consisting primarily of $2.9 million and $99.8 million, respectively, of transaction and integration-related costs related to Spirit and $5.1 million for each of the respective periods related to the lease termination of a legacy corporate facility.
We consider FFO and Normalized FFO to be appropriate supplemental measures of a REIT’s operating performance as they are based on a net income analysis of property portfolio performance that adds back items such as depreciation and impairments for FFO, and adds back merger, transaction, and other costs, for Normalized FFO. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative.

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS ("AFFO")
We define AFFO, a non-GAAP measure, as FFO adjusted for unique revenue and expense items, which we believe are not as pertinent to the measurement of our ongoing operating performance. We define diluted AFFO as AFFO adjusted for dilutive noncontrolling interests.
The following summarizes our AFFO (dollars in millions, except per share data):

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
AFFO available to common stockholders	$915.6	$721.4	26.9%	$2,699.5	$2,043.8	32.1%
AFFO per common share (1)	$1.05	$1.02	2.9%	$3.14	$2.99	5.0%
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

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable U.S. GAAP measure) to Normalized FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts). Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported AFFO.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income available to common stockholders	$261,781	$233,473	$648,281	$653,904
Cumulative adjustments to calculate Normalized FFO (1)	601,755	505,557	2,026,929	1,459,050
Normalized FFO available to common stockholders	863,536	739,030	2,675,210	2,112,954
Excess of redemption value over carrying value of preferred shares redeemed	5,116	—	5,116	—
Amortization of share-based compensation	6,401	6,231	22,920	20,154
Amortization of net debt discounts (premiums) and deferred financing costs	4,861	(10,244)	9,861	(34,441)
Amortization of acquired interest rate swap value (2)	3,711	—	10,225	—
Non-cash change in allowance for credit losses	63,769	—	74,315	—
Leasing costs and commissions	(2,841)	(1,392)	(5,897)	(6,868)
Recurring capital expenditures	(151)	(52)	(203)	(190)
Straight-line rent and expenses, net	(43,930)	(42,791)	(136,377)	(113,239)
Amortization of above and below-market leases, net	12,973	24,939	41,053	61,967
Proportionate share of adjustments for unconsolidated entities	(2,152)	—	(1,770)	—
Other adjustments (3)	4,279	5,649	5,064	3,499
AFFO available to common stockholders	$915,572	$721,370	$2,699,517	$2,043,836
AFFO allocable to dilutive noncontrolling interests	1,467	1,357	4,413	4,170
Diluted AFFO	$917,039	$722,727	$2,703,930	$2,048,006
AFFO per common share:
Basic	$1.05	$1.02	$3.14	$3.00
Diluted	$1.05	$1.02	$3.14	$2.99
Distributions paid to common stockholders	$687,144	$543,343	$1,999,858	$1,555,679
AFFO available to common stockholders in excess of distributions paid to common stockholders	$228,428	$178,027	$699,659	$488,157
Weighted average number of common shares used for computation per share:
Basic	870,665	709,165	858,679	681,419
Diluted	873,974	711,338	861,300	683,925
(1)See reconciling items for Normalized FFO presented under “Funds from Operations Available to Common Stockholders ("FFO") and Normalized Funds from Operations Available to Common Stockholders ("Normalized FFO")".
(2)Includes the amortization of the purchase price allocated to interest rate swaps acquired in the Spirit merger.
(3)Includes non-cash foreign currency losses (gains) from remeasurement to USD, mark-to-market adjustments on investments and derivatives that are non-cash in nature, straight-line payments from cross-currency swaps, obligations related to financing lease liabilities, adjustments allocable to noncontrolling interests, and gains and losses on the sale of loans receivable.
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
PROPERTY PORTFOLIO INFORMATION
At September 30, 2024, most of the properties in our portfolio were leased under net lease agreements. A net lease typically requires the client to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, clients of our properties typically pay rent increases based on: (1) fixed increases, (2) increases tied to inflation (typically subject to ceilings), or (3) additional rent calculated as a percentage of the clients' gross sales above a specified level.
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
	Sept 30, 2024	Dec 31, 2023	Dec 31, 2022	Dec 31, 2021	Dec 31, 2020
Grocery	10.4%	11.4%	10.0%	10.2%	9.8%
Convenience Stores	9.4	10.2	8.6	9.1	11.9
Dollar Stores	6.5	7.1	7.4	7.5	7.6
Home Improvement	6.0	5.9	5.6	5.1	4.3
Restaurants-Quick Service	4.9	5.2	6.0	6.6	5.3
Drug Stores	4.8	5.5	5.7	6.6	8.2
Automotive Service	4.5	4.3	4.0	3.2	2.7
Health and Fitness	4.4	3.9	4.4	4.7	6.7
Restaurants-Casual Dining	4.2	4.4	5.1	5.9	2.8
General Merchandise	3.3	3.7	3.7	3.7	3.4
Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of September 30, 2024 (dollars in thousands):

Property Type	Number of Properties	Approximate Leasable Square Feet (1)	Total Portfolio Annualized Contractual Rent	Percentage of Total Portfolio Annualized Contractual Rent
Retail	14,822	211,007,300	$3,912,022	79.4%
Industrial	564	115,466,200	720,977	14.6
Gaming	2	5,053,400	159,695	3.2
Other (2)	69	5,103,300	138,489	2.8
Totals	15,457	336,630,200	$4,931,183	100.0%
(1)Represents leasable building square footage and includes our portfolio of unconsolidated joint ventures based on ownership percentage. Excludes 2,962 acres of leased land categorized as agriculture at September 30, 2024.
(2)"Other" primarily includes 15 properties classified as office with $46.0 million in annualized contractual rent, 27 properties classified as agriculture with $38.3 million in annualized contractual rent, three properties classified as data centers with $25.9 million in annualized contractual rent, and 21 properties classified as country clubs with $24.4 million in annualized contractual rent, as well as one land parcel under development.
Client Diversification
The following table sets forth the 20 largest clients in our property portfolio, expressed as a percentage of total portfolio annualized contractual rent, which does not give effect to deferred rent or interest earned on loans and preferred equity investments, at September 30, 2024:

Client	Number of Leases	Percentage of Total Portfolio Annualized Contractual Rent (1)
Dollar General	1,763	3.3%
Walgreens	400	3.3
Dollar Tree / Family Dollar	1,387	3.1
7-Eleven	640	2.5
EG Group Limited	414	2.1
Wynn Resorts	1	2.1
Lifetime Fitness	38	2.0
FedEx	82	1.9
Asda	39	1.6
(B&Q) Kingfisher	51	1.6
Sainsbury's	37	1.6
BJ's Wholesale Club	44	1.6
Tesco	25	1.3
CVS Pharmacy	213	1.2
LA Fitness	66	1.2
Tractor Supply	207	1.2
MGM (Bellagio) (2)	1	1.2
AMC Theaters	39	1.1
Walmart / Sam's Club	63	1.0
Home Depot	38	1.0
Total	5,548	35.9%
(1)Amounts for each client are calculated independently; therefore, the individual percentages may not sum to the total.
(2)Represents our proportionate share of the common equity ownership in the unconsolidated joint venture.

Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the client) and their contribution to total portfolio annualized contractual rent as of September 30, 2024 (dollars in thousands):

	Total Portfolio (1)
	Expiring Leases		Approximate Leasable Square Feet	Total Portfolio Annualized Contractual Rent	Percentage of Total Portfolio Annualized Contractual Rent
Year	Retail	Non-Retail
2024	112	1	1,089,400	$12,764	0.3%
2025	826	32	12,005,400	188,669	3.8
2026	944	47	20,173,600	240,372	4.9
2027	1,578	47	26,730,800	349,659	7.1
2028	1,854	68	35,912,800	455,218	9.2
2029	1,830	49	33,919,000	432,418	8.8
2030	810	34	21,894,300	260,092	5.3
2031	632	52	27,607,900	311,038	6.3
2032	1,116	46	22,026,400	305,996	6.2
2033	950	27	22,187,000	276,567	5.6
2034	781	30	17,937,100	321,736	6.5
2035	575	23	10,154,400	182,197	3.7
2036	591	23	10,949,800	190,455	3.9
2037	579	23	12,278,600	168,785	3.4
2038	370	24	12,585,800	143,166	2.9
2039-2143	2,286	130	45,955,900	1,092,051	22.1
Totals	15,834	656	333,408,200	$4,931,183	100.0%
(1)Leases on our multi-client properties are counted separately in the table above.

Geographic Diversification
The following table sets forth certain geographic information regarding our property portfolio as of September 30, 2024 (dollars in thousands):

Location	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Percentage of Total Portfolio Annualized Contractual Rent
Alabama	502	99%	5,916,500	1.8%
Alaska	16	100	622,800	0.2
Arizona	294	100	4,955,400	1.9
Arkansas	310	99	3,526,400	1.0
California	382	100	14,240,100	5.0
Colorado	206	98	3,945,400	1.2
Connecticut	59	98	2,664,400	0.6
Delaware	25	100	264,100	0.1
Florida	1,035	99	13,481,400	5.1
Georgia	721	98	11,909,700	3.6
Hawaii	22	100	47,800	0.1
Idaho	41	98	408,000	0.2
Illinois	600	98	14,795,000	4.4
Indiana	466	98	12,249,000	2.4
Iowa	126	98	4,373,600	0.8
Kansas	216	98	5,584,400	1.0
Kentucky	436	99	7,001,300	1.5
Louisiana	380	100	5,929,200	1.7
Maine	112	100	1,300,500	0.6
Maryland	95	99	4,417,800	1.2
Massachusetts	216	100	7,802,000	3.9
Michigan	569	98	8,664,900	2.6
Minnesota	292	99	5,732,200	1.7
Mississippi	355	99	5,505,200	1.2
Missouri	446	99	6,795,400	1.8
Montana	30	100	400,500	0.2
Nebraska	89	100	1,342,000	0.3
Nevada	75	100	4,615,400	1.9
New Hampshire	69	99	1,287,700	0.5
New Jersey	157	97	2,693,900	1.3
New Mexico	146	99	2,149,500	0.7
New York	378	99	6,833,500	2.8
North Carolina	491	98	10,114,300	2.6
North Dakota	25	100	537,900	0.2
Ohio	818	97	22,452,700	4.1
Oklahoma	403	97	5,705,900	1.5
Oregon	44	98	757,200	0.3
Pennsylvania	365	99	7,363,400	2.0
Rhode Island	34	100	343,900	0.2
South Carolina	389	99	6,163,600	1.8
South Dakota	40	98	612,300	0.2
Tennessee	578	99	9,796,700	2.5
Texas	1,888	99	36,121,000	10.3
Utah	57	100	2,618,700	0.6
Vermont	19	100	175,300	0.1
Virginia	415	99	9,144,300	2.6
Washington	85	98	1,898,900	0.7
West Virginia	105	100	1,081,500	0.4
Wisconsin	320	100	8,553,800	1.9
Wyoming	25	100	203,100	0.1
Puerto Rico	6	100	59,400	*
U.S. Virgin Islands	1	100	38,000	*
France	28	100	1,406,800	0.3
Germany	4	100	189,900	*
Ireland	11	100	444,200	0.2
Italy	34	100	2,492,600	0.7
Portugal	5	100	142,300	*
Spain	91	100	6,772,600	1.3
United Kingdom	310	100	29,984,900	12.1
Totals/average	15,457	99%	336,630,200	100.0%
•*Less than 0.1%
IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
For information on the impact of new accounting standards on our consolidated financial statements, see note 1, Summary of Significant Accounting Policies, to our Consolidated Financial Statements.
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
The following table presents, by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of September 30, 2024. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data
The following table summarizes the maturity of our debt as of September 30, 2024 (dollars in millions):

Year of Principal Due	Fixed rate debt		Weighted average rate on fixed rate debt	Variable rate debt		Weighted average rate on variable rate debt
2024	$114.2		4.47%	$—		—%
2025	1,896.0		4.21%	—		—
2026	3,016.7	(1)	4.22%	927.5	(2)	3.53%
2027	2,893.4		2.82%	—		—
2028	2,501.0		3.19%	—		—
Thereafter	15,088.2		4.05%	—		—
Totals (3)	$25,509.5		3.86%	$927.5		3.53%
Fair Value (4)	$24,629.8			$927.5
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
(4)We base the estimated fair value of our fixed rate mortgages and private senior notes payable at September 30, 2024, on the relevant forward interest rate curve, plus an applicable credit-adjusted spread. We base the estimated fair value of the publicly traded fixed rate senior notes and bonds at September 30, 2024, on the indicative market prices and recent trading activity of our senior notes and bonds payable. We believe that the carrying values of the line of credit, commercial paper borrowings, and term loans reasonably approximate their estimated fair values at September 30, 2024.
The table above incorporates only those exposures that exist as of September 30, 2024. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.
At September 30, 2024, our outstanding mortgages payable, notes, and bonds had fixed interest rates. Interest on our credit facility and commercial paper borrowings and term loans is variable. However, the variable interest rate feature on our term loans have been mitigated by interest rate swap agreements. At September 30, 2024, a 1% change in interest rates on our variable-rate debt would change our interest rate costs by $9.3 million.
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

As of and for the quarter ended September 30, 2024, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.
Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2024 our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds
The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the Realty Income 2021 Incentive Award Plan, (the "2021 Plan"):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
July 1, 2024 — July 31, 2024	391	$57.59
August 1, 2024 — August 31, 2024	501	$60.09
September 1, 2024 — September 30, 2024	177	$62.12
Total	1,069	$59.51
(1)All 1,069 shares of common stock purchased during the three months ended September 30, 2024 were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2021 Incentive Award Plan of Realty Income Corporation. The withholding of common stock by us could be deemed a purchase of such common stock.
Item 5:    Other Information

Director and Officer Trading Arrangements
During the three months ended September 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

4.2
Form of 5.375% Note due 2054 issued on August 26, 2024 (filed as exhibit 4.2 and contained in exhibit 4.3 to the Company's Form 8-K, filed on August 26, 2024 (File No. 001-13374) and incorporated herein by reference).

4.3
Officers’ Certificate dated August 26, 2024 pursuant to Sections 201, 301 and 303 of the Indenture dated as of October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing the terms of a new series of debt securities entitled “5.375% Notes due 2054” and including the form of debt security (filed as exhibit 4.3 to the Company's Form 8-K, filed on August 26, 2024 (File No. 001-13374) and incorporated herein by reference).

4.4
Form of 5.000% Note due 2029 issued on September 4, 2024 (filed as exhibit 4.2 and contained in 4.4 to the Company's Form 8-K, filed on September 4, 2024 (File No. 001-13374) and incorporated herein by reference).

4.5
Form of 5.250% Note due 2041 issued on September 4, 2024 (filed as exhibit 4.3 and contained in exhibit 4.4 to the Company's Form 8-K, filed on September 4, 2024 (File No. 001-13374) and incorporated herein by reference).

4.6
Officers’ Certificate dated September 4, 2024 pursuant to Sections 201, 301 and 303 of the Indenture dated as of October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing the terms of a new series of debt securities entitled “5.000% Notes due 2029” and a new series of debt securities entitled “5.250% Notes due 2041” and including the forms of debt securities of each such series (filed as exhibit 4.4 to the Company's Form 8-K, filed on September 4, 2024 (File No. 001-13374) and incorporated herein by reference).

Certifications
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Section 1350 Certifications as furnished by the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Interactive Data Files
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
**Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: November 5, 2024	/s/ NEALE REDINGTON
Neale Redington
Senior Vice President, Chief Accounting Officer