Form 10-K
period 2024-12-31
REALTY INCOME CORP
filed 2025-02-25
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024, or
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 1-13374
REALTY INCOME CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	33-0580106
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
11995 El Camino Real, San Diego, California 92130
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (858) 284-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Stock, $0.01 Par Value	O	New York Stock Exchange
1.125% Notes due 2027	O27A	New York Stock Exchange
1.875% Notes due 2027	O27B	New York Stock Exchange
5.000% Notes due 2029	O29B	New York Stock Exchange
1.625% Notes due 2030	O30	New York Stock Exchange
4.875% Notes due 2030	O30B	New York Stock Exchange
5.750% Notes due 2031	O31A	New York Stock Exchange
1.750% Notes due 2033	O33A	New York Stock Exchange
5.125% Notes due 2034	O34	New York Stock Exchange
6.000% Notes due 2039	O39	New York Stock Exchange
5.250% Notes due 2041	O41	New York Stock Exchange
2.500% Notes due 2042	O42	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
At June 30, 2024, the aggregate market value of the Registrant’s shares of common stock, $0.01 par value, held by non-affiliates of the Registrant was $45.9 billion based upon the last reported sale price of $52.82 per share on the New York Stock Exchange on June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter. The determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination for other purposes.
As of February 20, 2025, there were 891,516,161 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III, Items 10, 11, 12, 13, and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for Realty Income Corporation’s Annual Meeting expected to be held on May 13, 2025, to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K for the year ended December 31, 2024 (this "annual report").

REALTY INCOME CORPORATION
Index to Form 10-K
December 31, 2024

PART I
Item 1:         Business
In this Annual Report on Form 10-K, unless the context otherwise requires, references to “Realty Income,” the “Company,” “we,” “our” or “us” refer to Realty Income Corporation and our subsidiaries.
THE COMPANY
Realty Income (NYSE: O), an S&P 500 company, is real estate partner to the world's leading companies. Founded in 1969, we invest in diversified commercial real estate and as of December 31, 2024, have a portfolio of over 15,600 properties in all 50 states of the United States ("U.S."), the United Kingdom ("U.K."), and six other countries in Europe. We are known as “The Monthly Dividend Company®” and have a mission to invest in people and places to deliver dependable monthly dividends that increase over time. Since our founding, we have declared 656 consecutive monthly dividends and are a member of the S&P 500 Dividend Aristocrats® index for having increased our dividend for the last 30 consecutive years.
Over the past 56 years, Realty Income has been acquiring and managing freestanding commercial properties that generate rental revenue under long-term net lease agreements with our commercial clients. We are structured as a real estate investment trust ("REIT") requiring us annually to distribute at least 90% of our taxable income (excluding net capital gains) in the form of dividends to our stockholders.
On January 23, 2024, we closed on our merger with Spirit Realty Capital, Inc. ("Spirit", formerly NYSE: SRC), which is further described in note 2, Merger with Spirit Realty Capital, Inc., to the consolidated financial statements. The Spirit portfolio consisted of 2,018 U.S. retail, industrial, and other properties across 49 states. This transaction enhanced the diversification and depth our real estate portfolio and allowed us to strengthen our longstanding relationships with existing clients and curate new ones.
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
Diversification is a key component of our investment philosophy. We believe that diversification of the portfolio by client, industry, geography, and property type leads to more consistent and predictable income for our stockholders by reducing vulnerability that can come with any single concentration. Our investment activities have led to a diversified property portfolio and as of December 31, 2024, we owned or held interests in 15,621 properties located in all 50 U.S. states, the U.K., France, Germany, Ireland, Italy, Portugal, and Spain with clients doing business in 89 industries.
As we look to continue to expand our platform globally, we focus upon building relationships with new multinational clients that seek a real estate partner with an expanding geographic footprint.
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

From a retail perspective, our investment strategy is to target clients that have a service, non-discretionary, and/or low-price-point component to their business. We target investments with clients who have demonstrated resiliency to e-commerce or have a strong omnichannel retail strategy, uniting brick-and-mortar and mobile browsing, both of which reflect the continued importance of last mile retail, the movement of goods to their final destination, real estate as part of a customer experience and supply chain strategy. Our overall investments (including last mile retail) are driven by an optimal portfolio strategy that, among other considerations, targets allocation ranges by asset class and industry. We review our strategy periodically and stress test our portfolio in a variety of positive and negative economic scenarios to ensure we deliver consistent earnings growth and value creation across economic cycles. As a result of the execution of this strategy, approximately 91% of our annualized retail contractual rent on December 31, 2024, is derived from our clients with a service, non-discretionary, and/or low price point component to their business. We believe these characteristics enhance the stability of the rental revenue generated from these properties.
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

We conduct comprehensive reviews of the business segments and industries in which our clients operate. In addition, prior to entering into any transaction, our credit research team conducts a review of a client’s credit quality. The information reviewed may include reports and filings, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization, and other financial metrics. We conduct due diligence, including financial reviews of the client, monitor our clients’ credit quality on an ongoing basis, and provide summaries of these findings to management.
At December 31, 2024, 32.4% of our total portfolio annualized contractual rent (as defined in "Property Portfolio Information" below) comes from properties leased to our investment grade clients, their subsidiaries or affiliated companies. At December 31, 2024, our top 20 clients (based on percentage of total portfolio annualized contractual rent) represented 36.4% of our annualized rent and 10 of these clients have investment grade credit ratings or are subsidiaries or affiliates of investment grade companies.
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
Our disposition strategy remains a function of our active investment management approach, supported by several data-driven tools, and aims at further enhancing our portfolio and maximizing portfolio returns through the sale of select assets when we believe the reinvestment of the sale proceeds will:
•Generate higher returns;
•Enhance the credit quality of our real estate portfolio;
•Extend our average remaining lease term; and/or
•Strategically decrease client, industry, or geographic concentration.
The active management of the portfolio is an essential component of our long-term strategy of maintaining high occupancy.
Capital Philosophy
A primary objective of Realty Income is to deliver dependable monthly dividends to our stockholders that increase over time. To achieve this goal, we make a variety of capital allocation decisions, including with respect to our investments, leasing and releasing terms, and property development among other capital expenditures. We fund these expenditures by utilizing internally generated cash flow, dispositions, debt and equity issuances and term loan borrowings. Over the long term, we believe that common stock should represent the majority of our capital structure. We may issue common stock when we believe our share price supports accretive deployment of proceeds into additional properties, to permanently finance properties that were initially financed by our revolving credit facility, commercial paper programs, or shorter-term debt securities, and to repay or refinance debt. In addition, we continue to explore capital diversification initiatives, including the establishment of a fund business which we believe has the potential to expand our alternatives for sources of future capital. However, we cannot assure you that we will have access to these sources of capital at all times and at terms that are acceptable to us.
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

Employees operate as "One Team" and, together, we are committed to providing an engaging work environment centered on our values of:
•Do the Right Thing,
•Take Ownership,
•Empower Each Other,
•Celebrate Differences, and
•Give More than We Take.
Recruitment, Development and Retention
At the heart of our corporate culture lie our dedicated employees, who form the foundation of our organization, representing our most valuable assets. As of December 31, 2024, our workforce comprises 468 professionals. The majority of our talented team members are recruited and hired from the communities in which we operate, embodying our commitment to local engagement. To extend the scope of our talent acquisition efforts, we have implemented various initiatives, including college and high school internship programs. Our comprehensive approach encompasses a wide range of strategies, such as engaging with affinity associations, and fostering employee referrals. These measures ensure that we continually attract and embrace a diverse pool of candidates. Furthermore, we recognize that internal mobility within our organization unlocks yet another great source of talent. By encouraging our current employees to expand their skills and take on new challenges, we tap into a rich reservoir of potential that enhances our workforce's capabilities and reinforces our corporate culture.
We offer leadership development programs and train on critical topics such as ethics, insider trading, anti-discrimination and harassment, anti-bribery, consumer privacy, cybersecurity, workplace violence prevention, safety, and other Company policies. We provide professional development opportunities for One Team members and provide assistance and support to employees who are pursuing job-related licenses, certifications, and continuing education.
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
Employee Health, Safety and Wellbeing
We prioritize the health, safety, and wellbeing of our team members. Our wellbeing program is thoughtfully designed to empower employees by fostering personal and professional growth through engaging activities and educational initiatives. Centered around five key pillars—purpose, social connection, financial health, community engagement, and physical wellness—our program provides a holistic approach to enhancing overall wellbeing. In fostering a healthy work environment, we promote work-life balance by offering flexible schedules and providing discounted fitness programs, paid family leave, parental leave, onsite lactation rooms, an infant-at-work program, employee health fairs, and an employee assistance program, among other programs and services.
Government Regulation
General
Compliance with various governmental regulations in the countries in which we operate has an impact on our business, including our capital expenditures, earnings and competitive position, which can be material. We incur costs to monitor and take actions to comply with applicable federal, international, state and local governmental regulations that are applicable to our business, which include, among others, U.S. federal securities laws and regulations, applicable stock exchange requirements, REIT and other tax laws and regulations, environmental and health and safety laws and regulations, local zoning, usage and other regulations relating to real property, anti-money laundering and anti-bribery and corruption laws and regulations, data privacy laws and regulations, sanctions restrictions, foreign laws and regulations, gaming laws and regulations and the Americans with Disabilities Act of 1990, ("ADA"). We believe that our properties generally have the necessary permits and approvals needed and are in compliance with applicable laws and regulations in the countries in which we operate.

Environmental Matters
Investments in real property can create a potential for environmental liability. Federal, state and local environmental laws and regulations regulate releases of hazardous or toxic substances into the environment. While our tenants are generally primarily responsible for compliance with environmental laws and regulations, we as the property owner have faced and can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We can face such liability regardless of our knowledge of the contamination; the timing of the contamination; the cause of the contamination; or the party responsible for the contamination of the property.
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
Environmental laws also govern asbestos-containing materials (“ACM”). Federal regulations require building owners and those exercising control over a building’s management to identify and warn, through signs and labels, of potential hazards posed by workplace exposure to ACM in their building. The regulations also have employee training, record keeping and due diligence requirements pertaining to ACM. Significant fines can be assessed for violation of these regulations, and we could be subject to lawsuits if personal injury from exposure to ACM occurs. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of ACM when those materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. These laws may impose liability for improper handling or a release into the environment of ACM and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with ACM. In addition, our properties have contained and may contain in the future or develop harmful mold or other airborne contaminants. The presence of significant mold or other airborne contaminants at any of our properties has required us to and could require us to undertake in the future costly remediation to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. Further, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury occurs.
Available Information
We maintain a corporate website at www.realtyincome.com. On our website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, and other reports required to be filed with the Securities and Exchange Commission (the "SEC"), as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the SEC. None of the information on our website is deemed to be part of this report.
PROPERTY PORTFOLIO INFORMATION
At December 31, 2024, most of the properties in our portfolio were leased under net lease agreements. A net lease typically requires the client to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, clients of our properties typically pay rent increases based on: (1) fixed increases, (2) increases tied to inflation (typically subject to ceilings), or (3) additional rent calculated as a percentage of the clients' gross sales above a specified level.
We define total portfolio annualized contractual rent as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables, as of the balance sheet date, multiplied by 12, excluding percentage rent, interest income on loans and preferred equity investments, and including our pro rata share of such revenues from properties owned by unconsolidated joint ventures. We believe total portfolio annualized contractual rent is a useful supplemental operating measure, as it excludes properties that were no longer owned at the balance sheet date and includes the annualized rent from properties acquired during the quarter. Total portfolio annualized contractual rent has not been reduced to reflect reserves recorded as adjustments to rental revenue under generally accepted accounting principles in the United States, ("U.S. GAAP") in the periods presented.
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
	Dec 31, 2024	Dec 31, 2023	Dec 31, 2022	Dec 31, 2021	Dec 31, 2020
Convenience Stores	10.2%	10.2%	8.6%	9.1%	11.9%
Grocery	10.1	11.4	10.0	10.2	9.8
Dollar Stores	6.4	7.1	7.4	7.5	7.6
Home Improvement	6.0	5.9	5.6	5.1	4.3
Restaurants-Quick Service	4.9	5.2	6.0	6.6	5.3
Drug Stores	4.7	5.5	5.7	6.6	8.2
Automotive Service	4.5	4.3	4.0	3.2	2.7
Health and Fitness	4.3	3.9	4.4	4.7	6.7
Restaurants-Casual Dining	4.0	4.4	5.1	5.9	2.8
Gaming	3.2	3.9	2.9	—	—
Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of December 31, 2024 (dollars in thousands):

Property Type	Number of Properties	Approximate Leasable Square Feet (1)	Total Portfolio Annualized Contractual Rent	Percentage of Total Portfolio Annualized Contractual Rent
Retail	14,983	213,026,200	$3,944,534	79.4%
Industrial	566	116,138,200	722,251	14.5
Gaming	2	5,053,400	160,854	3.2
Other (2)	70	5,154,100	143,185	2.9
Total	15,621	339,371,900	$4,970,824	100.0%
(1)Represents leasable building square footage and includes our portfolio of unconsolidated joint ventures based on ownership percentage. Excludes 2,962 acres of leased land categorized as agriculture at December 31, 2024.
(2)"Other" primarily includes 16 properties classified as office with $51.2 million in annualized contractual rent, 27 properties classified as agriculture with $38.7 million in annualized contractual rent, 21 properties classified as country clubs with $24.8 million in annualized contractual rent, and three properties classified as data centers with $24.5 million in annualized contractual rent, as well as one land parcel under development.

Client Diversification
The following table sets forth the 20 largest clients in our property portfolio, expressed as a percentage of total portfolio annualized contractual rent, which does not give effect to deferred rent or interest earned on loans and preferred equity investments, at December 31, 2024:

Client	Number of Leases	Percentage of Total Portfolio Annualized Contractual Rent
7-Eleven	825	3.5%
Dollar General	1,756	3.3
Walgreens	399	3.3
Dollar Tree / Family Dollar	1,372	3.0
EG Group Limited	414	2.1
Wynn Resorts	1	2.0
Lifetime Fitness	38	1.9
FedEx	82	1.9
(B&Q) Kingfisher	53	1.6
BJ's Wholesale Club	44	1.6
Asda	39	1.5
Sainsbury's	38	1.5
CVS Pharmacy	212	1.2
Tesco	25	1.2
Tractor Supply	211	1.2
MGM (Bellagio) (1)	1	1.2
LA Fitness	65	1.2
Home Depot	40	1.1
AMC Theatres	39	1.1
Walmart / Sam's Club	62	1.0
Total	5,716	36.4%
(1)Represents our proportionate share of the common equity ownership in the unconsolidated joint venture.

Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the client) and their contribution to total portfolio annualized contractual rent as of December 31, 2024 (dollars in thousands):

	Total Portfolio (1)
	Expiring Leases		Approximate Leasable Square Feet	Total Portfolio Annualized Contractual Rent	Percentage of Total Portfolio Annualized Contractual Rent
Year	Retail	Non-Retail
2025	714	29	9,724,000	$158,934	3.2%
2026	925	54	19,926,400	235,000	4.7
2027	1,585	49	26,838,600	348,346	7.0
2028	1,844	71	35,849,000	449,141	9.0
2029	1,840	49	33,904,200	434,199	8.7
2030	956	39	23,957,100	282,541	5.7
2031	661	53	27,721,300	315,877	6.5
2032	1,120	47	22,741,300	310,409	6.2
2033	949	27	22,334,200	275,244	5.5
2034	798	30	19,210,300	333,767	6.7
2035	588	23	10,218,000	182,825	3.7
2036	604	23	11,168,400	193,331	3.9
2037	568	23	12,136,800	164,224	3.3
2038	371	24	12,681,500	147,055	3.0
2039	542	7	7,058,800	159,145	3.2
2040-2143	1,957	124	40,318,400	980,786	19.7
Total	16,022	672	335,788,300	$4,970,824	100.0%
(1)Leases on our multi-client properties are counted separately in the table above.

Geographic Diversification
The following table sets forth certain geographic information regarding our property portfolio as of December 31, 2024 (dollars in thousands):

Location	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Percentage of Total Portfolio Annualized Contractual Rent
Alabama	500	99%	5,909,800	1.8%
Alaska	16	100	622,800	0.2
Arizona	292	100	4,677,500	1.9
Arkansas	309	99	3,519,400	0.9
California	384	99	15,032,600	5.0
Colorado	206	99	3,986,100	1.4
Connecticut	59	98	2,664,400	0.6
Delaware	25	100	264,100	0.1
Florida	1,083	99	13,633,300	5.4
Georgia	716	99	11,695,700	3.5
Hawaii	22	100	47,800	0.1
Idaho	40	98	402,900	0.2
Illinois	605	98	14,938,100	4.5
Indiana	489	98	12,333,700	2.5
Iowa	124	100	4,356,700	0.8
Kansas	216	98	5,584,400	1.0
Kentucky	445	99	7,029,500	1.6
Louisiana	379	100	5,927,100	1.7
Maine	112	100	1,300,500	0.5
Maryland	102	98	4,437,000	1.3
Massachusetts	216	100	7,802,000	3.9
Michigan	581	98	8,611,400	2.6
Minnesota	291	99	5,728,000	1.7
Mississippi	346	99	5,440,500	1.2
Missouri	445	99	6,822,200	1.8
Montana	30	100	400,500	0.2
Nebraska	89	100	1,342,000	0.3
Nevada	82	100	4,638,000	1.9
New Hampshire	69	99	1,287,700	0.4
New Jersey	156	97	2,691,500	1.3
New Mexico	145	100	2,151,200	0.7
New York	376	100	6,823,500	2.8
North Carolina	488	99	10,149,600	2.6
North Dakota	26	100	596,500	0.2
Ohio	850	96	22,492,900	4.2
Oklahoma	400	97	5,692,500	1.5
Oregon	44	95	757,200	0.3
Pennsylvania	367	99	7,373,200	2.0
Rhode Island	34	100	343,900	0.2
South Carolina	390	99	6,185,900	1.8
South Dakota	40	98	612,300	0.2
Tennessee	575	99	9,838,400	2.5
Texas	1,889	98	36,099,300	10.2
Utah	57	100	2,618,700	0.6
Vermont	19	100	175,300	0.1
Virginia	418	99	9,136,200	2.6
Washington	85	99	1,898,900	0.7
West Virginia	110	100	1,095,000	0.4
Wisconsin	325	100	8,614,000	1.9
Wyoming	25	100	203,100	0.1
Puerto Rico	6	100	59,400	*
U.S. Virgin Islands	1	100	38,000	*
France	28	100	1,406,800	0.3
Germany	4	100	189,900	*
Ireland	11	100	444,200	0.2
Italy	37	100	2,492,600	0.7
Portugal	5	100	142,300	*
Spain	98	100	8,050,800	1.2
United Kingdom	339	100	30,563,100	11.7
Total/average	15,621	99%	339,371,900	100.0%
•*Less than 0.1%
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the documents incorporated by reference, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. When used in this annual report, the words “estimated,” “anticipated,” “expect,” “believe,” “intend,” “continue,” “should,” “may,” “likely,” “plans,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include discussions of our business and portfolio; growth strategies and intentions to acquire or dispose of properties (including geographies, timing, partners, clients and terms); re-leases, re-development and speculative development of properties and expenditures related thereto; future operations and results; the announcement of operating results, strategy, plans, and the intentions of management; statements made regarding our share repurchase program; settlement of shares of common stock sold pursuant to forward sale confirmations under our At-the-Market (“ATM”) Program; dividends, including the amount, timing and payments of dividends; and trends in our business, including trends in the market for long-term leases of freestanding, single-client properties. Forward-looking statements are subject to risks, uncertainties, and assumptions about us which may cause our actual future results to differ materially from expected results. Some of the factors that could cause actual results to differ materially are, among others, our continued qualification as a real estate investment trust; general domestic and foreign business, economic, or financial conditions; competition; fluctuating interest and currency rates; inflation and its impact on our clients and us; access to debt and equity capital markets and other sources of funding (including the terms and partners of such funding); continued volatility and uncertainty in the credit markets and broader financial markets; other risks inherent in the real estate business including our clients' solvency, client defaults under leases, increased client bankruptcies, potential liability relating to environmental matters, illiquidity of real estate investments, and potential damages from natural disasters; impairments in the value of our real estate assets; changes in domestic and foreign income tax laws and rates; property ownership through co-investment ventures, funds, joint ventures, partnerships and other arrangements which may transfer or limit control of the underlying investments; epidemics or pandemics including measures taken to limit their spread, the impacts on us, our business, our clients, and the economy generally; the loss of key personnel; the outcome of any legal proceedings to which we are a party or which may occur in the future; acts of terrorism and war; and the anticipated benefits from mergers and acquisitions.
Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K, for the year ended December 31, 2024.
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

Item 1A:      Risk Factors
This “Risk Factors” section contains references to our “capital stock” and to our “stockholders.” Unless expressly stated otherwise, the references to our “capital stock” represent our common stock and any class or series of preferred stock that may be outstanding from time to time, while the references to our “stockholders” represent holders of our common stock and any class or series of preferred stock that may be outstanding from time to time.
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
•Declines in our clients’ creditworthiness and ability to pay rent, which may be affected by their operations (including as a result from changes in consumer behaviors or preferences impacting our clients' operations), economic downturns and competition within their industries from other operators;
•Defaults by and bankruptcies of clients, failure of clients to pay rent on a timely basis, or failure of our clients to comply with their contractual obligations;
•Changes in laws, rules or regulations that negatively impact us, our clients or our properties;
•General economic, political and financial market conditions;
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

If clients do not renew their leases as they expire, we may not be able to rent or sell the properties. Leases that are renewed and new leases for properties that are re-leased, or leases that we assume as part of portfolio acquisitions or strategic mergers and acquisitions can have terms that are less economically favorable than expiring lease terms or leases that we negotiate directly, may require us to incur significant costs such as renovations improvements, or lease transaction costs. Negative market conditions may cause us to sell properties for less than their carrying value, which could result in impairments. Any of these events could adversely affect our cash flow from operations and our ability to make distributions to our stockholders and service our indebtedness. A significant portion of the costs of owning property, such as real estate taxes, insurance and maintenance, are not necessarily reduced when circumstances cause a decrease in rental revenue from the properties. In a weakened financial condition, our clients may not be able to pay these costs of ownership and we may be unable to recover these operating expenses from them.
At any time, any of our clients may experience a downturn in its business that may weaken its operating results or overall financial condition. As a result, a client may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, fail to maintain the property or otherwise pay its required expenses under the terms of the lease, become insolvent or declare bankruptcy. Any client bankruptcy or insolvency, leasing delay or failure to make rental payments when due could result in the termination of our client’s lease and material losses to us. Further, the occurrence of a client bankruptcy or insolvency could diminish or eliminate the income we receive from our client’s lease or leases. A bankruptcy court could authorize a client to terminate one or more of its leases with us. If that happens, our claim against the bankrupt client for unpaid future rent would be subject to statutory limitations that most likely would result in payments that would be substantially less than the remaining rent we are owed under the leases (it is also possible that we may not receive any unpaid future rent under terminated leases) or we may elect not to pursue claims against a client for terminated leases. Claims we have for unpaid past rent, if any, may not be paid in full, or at all. Client bankruptcies affecting a given property may also adversely impact our ability to quickly re-lease that property at favorable terms, or at all. Moreover, if a client’s leases are not terminated as the result of its bankruptcy, we may be required or elect to reduce the rent payable under those leases or provide other concessions, reducing amounts we receive under those leases. As a result, client bankruptcies may have a material adverse effect on our results of operations and financial condition. Any of these events could adversely affect our cash flow from operations and our ability to make distributions to stockholders and service our indebtedness.
Downturns in any of the industries in which our clients operate could adversely affect our clients, which in turn could also have a material adverse effect on our financial position, results of operations and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions on our common stock and any outstanding preferred stock. In addition, some of our properties are leased to clients that may have limited financial and other resources and, therefore, they are more likely to be adversely affected by a downturn in their respective businesses or in the regional, national or international economy. Furthermore, we have made and may continue to make investments that fall outside of our historical focus on acquiring freestanding, single-client, net-lease retail properties located in the U.S. As a result, we are exposed to a variety of new risks by expanding into new investments, co-investment ventures, development, industries, property types, revenue-generating activities and/or new jurisdictions outside the U.S. These risks may include limited experience in managing certain types of new properties, engaging in new types of revenue-generating activities, new types of real estate locations and lease structures, new co-investment ventures, and the laws and culture of non-U.S. jurisdictions.
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
•We could be subject to a federal alternative minimum tax and possibly increased state and local taxes;
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
Even if we qualify for and maintain our REIT status, we may be subject to certain federal, state, local and non-U.S. taxes on our income and property. For example, if we have net income from a prohibited transaction, that income will be subject to a 100% tax. In addition, our taxable REIT subsidiaries are subject to federal, state and, in some cases, non-U.S. taxes at the applicable tax rates on their income and property. Any failure to comply with legal and regulatory tax obligations could adversely affect our ability to conduct business and could adversely affect the market price of our capital stock and the value of our debt securities.

Changes in U.S. or Non-U.S. tax laws and regulations, including changes to tax rates, and legislative or other actions may adversely affect us or our investors.
Federal income taxation laws are constantly under review and may change. Additionally, the governments of many of the other countries in which we operate may enact changes to the tax laws of such countries. Changes to the tax laws, with or without retroactive application, could adversely affect us or our investors, including holders of our common stock or debt securities. We cannot predict how changes in the tax laws might affect us or our investors. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT, the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us as well as the amount of tax we are required to pay. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT. In addition, the tax treatment of certain of our sale-leaseback transactions could change, which could make such sale-leaseback transactions less attractive to potential sellers and lessees and negatively impact our operations.
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
Our future growth will depend, in large part, upon our ability to raise additional capital. Raising capital through the issuance of equity securities, including securities exchangeable into our equity securities or convertible debt securities, can dilute the interests of holders of our common stock. The interests of our common stockholders could also be diluted by the issuance of shares of common stock pursuant to equity incentive plans. Our Board of Directors is authorized to cause us to issue preferred stock of any class or series with dividend, voting and other rights as determined by our Board of Directors (such as the shares of preferred stock that were issued in connection with the closing of the merger with Spirit) which could dilute, or otherwise adversely affect, the interest of holders of our common stock.
We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell or refinance such assets.
We have in the past and may in the future acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership units in an operating partnership that, under certain circumstances, may be exchanged for shares of our common stock, resulting in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to restrictions on our ability to dispose of, or refinance the debt on, the acquired properties in order to protect the contributors’ ability to defer recognition of taxable gain. Similarly, we may be required to incur or maintain debt we would otherwise not incur so we can allocate the debt to the contributors to maintain their tax bases. In the event we take any action that causes taxable gain to be allocated to these contributors, we may be required to indemnify them under tax protection agreements. These restrictions could limit our ability to manage, control, sell or refinance an asset at a time, or on terms, that would be favorable absent such restrictions.
We are subject to risks associated with debt and preferred stock financing.
We intend to incur additional indebtedness in the future, including borrowings under our $4.25 billion unsecured revolving credit facility and our $3.0 billion commercial paper programs.
Our revolving credit facility grants us the option, subject to obtaining lender commitments and other customary conditions, to expand the borrowing limits thereunder to up to $5.25 billion. Our term loan agreement (the “2023 term loan agreement”) governs our 2023 term loans, pursuant to which we have borrowed an aggregate of approximately $1.0 billion in multicurrency borrowings. The 2023 term loan agreement also permits us to incur additional term loans, up to an aggregate of $1.5 billion in total borrowings, pursuant to an accordion expansion feature, which is subject to obtaining lender commitments and other customary conditions. The term loans pursuant to our 2023 term loan agreement mature in January 2026. At December 31, 2024, we also had a total of $22.9 billion of outstanding unsecured senior debt securities (excluding unamortized net original issuance premiums, deferred financing costs and basis adjustments on interest rate swaps designated as fair value hedges), including approximately $5.0 billion denominated in Sterling (of which $1.1 billion is related to our privately placed Sterling notes), $1.1 billion denominated in Euro thereunder, and approximately $81.3 million of outstanding mortgage debt (excluding unamortized net discounts and deferred financing costs).
In connection with the consummation of the closing of the merger (the “Merger”) with Spirit on January 23, 2024, we effectively assumed Spirit’s existing term loans with various lenders. Specifically, on January 22, 2024, we entered into an amended and restated term loan agreement, pursuant to which we borrowed $800 million in aggregate total borrowings, $300 million of which matures on August 22, 2025 and $500 million of which matures on August 20, 2027 (the “$800 million term loan agreement”), and an amended and restated term loan agreement pursuant to which we borrowed $500 million in aggregate total borrowings which matures on June 16, 2025. The $800 million term loan agreement and the $500 million term loan agreement became effective upon the closing of the Merger on January 23, 2024. Our A3/A- credit ratings provide for a borrowing rate of 80 basis points over the applicable benchmark rate, which includes adjusted Secured Overnight Financing Rate ("SOFR") for US Dollar-denominated loans, adjusted Sterling Overnight Indexed Average (“SONIA”) for Sterling-denominated loans, and Euro Interbank Offered Rate (“EURIBOR”) for Euro-denominated loans. In conjunction with closing, we executed one-year variable-to-fixed interest rate swaps which fix our per annum interest rate at 5.0% over the initial term. In addition, as a result of the Merger, all outstanding secured indebtedness, liabilities, and other indebtedness of Spirit and its subsidiaries, including $2.75 billion of additional senior unsecured notes that were originally issued by Spirit Realty Capital, L.P., substantially all of which were exchanged for senior unsecured notes issued by us, became indebtedness and liabilities of ours or our subsidiaries, as the case may be, which substantially increased the total secured indebtedness and the total liabilities and other indebtedness of us and our subsidiaries.
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
•Flat leases, leases with below market rental rates or renewal of leases at lower rental rates;
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
•The impacts of extreme weather events or climate change and the varying local, state, and federal regulatory landscape impacting properties to address the impacts of climate change; and
•Acts of God and other factors beyond the control of our management.
Real estate property investments are illiquid. We may not be able to acquire or dispose of properties when desired or on favorable terms.
Real estate investments are relatively illiquid. Our ability to quickly buy, sell or exchange any of our properties, or to contribute our properties to co-investment, including in response to changes in economic and other conditions will be limited and U.S. and non-U.S. tax and regulatory regimes and authorities - competition from other owners of properties that are trying to dispose of their properties, availability of capital, economic and market conditions and other factors beyond our control, may impose or have the effect of restricting or limiting our ability to sell or contribute properties. No assurances can be given that we will recognize full value, at a price and at terms that are acceptable to us, for any property that we are required to sell or contribute for liquidity reasons. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations.
Our acquisition of additional properties may have a significant effect on our business, liquidity, financial position and/or results of operations.
Our future success will depend, in part, upon our ability to manage our mergers and acquisitions, acquisitions, and expansion opportunities under prevailing market conditions. We are regularly engaged in the process of identifying, analyzing, underwriting, and negotiating possible acquisition transactions. We cannot provide any assurances that we will be successful in consummating future mergers and acquisitions or acquisitions on favorable terms or that we will realize expected cash yields, integration results, operating efficiencies, cost savings, revenue enhancements, synergies, or other benefits. In addition, we have historically engaged in, and may again in the future engage in strategic acquisitions of operating businesses, in which case we would be subject to risks related to our ability to successfully underwrite such target's businesses effectively and to combine such target's operations with ours in a manner that permits the combined company to achieve operating efficiencies (including with the integration of information technology systems), cost savings and efficiencies, revenues, synergies or other benefits either in the time frame anticipated or at all. Our inability to consummate one or more acquisitions on such terms, our failure to adequately underwrite and identify risks and obligations when acquiring properties, or our failure to realize the intended benefits from one or more acquisitions, could have a significant adverse effect on our business, liquidity, financial position and/or results of operations, including as a result of our incurrence of additional indebtedness and related interest expense and our assumption of unforeseen contingent liabilities in connection with completed acquisitions.
We have made and may continue to make acquisitions of properties (including through the use of alternative lease and acquisition structures such as joint ventures, partnerships, fund and other structures) or engage in other revenue-generating businesses, that fall outside our historical focus on wholly-owned freestanding, single-client, net lease retail locations in the U.S. We may be exposed to a variety of new risks by expanding into new investments, property types (e.g., non-retail businesses), geographies, lease and acquisition structures, and clients who engage in non-retail businesses. For instance, while we have historically predominantly owned and leased commercial properties under long-term, net lease agreements, as we expand into new verticals, the composition of our lease portfolio may include a higher concentration of alternative lease structures, under which we may be primarily responsible for other expenses and liabilities with respect to the property, including property taxes, insurance and maintenance costs. These risks may be enhanced by our limited experience in managing these new investments or activities, property types, geographies, lease and acquisition structures, clients and the laws and/or culture of non-U.S. geographies.
As a property owner, we may be subject to unknown environmental liabilities.
Investments in real property can create a potential for environmental liability. We could be subject to liability, including strict liability, by virtue of our ownership interest for environmental contamination. Further, laws and regulations governing environmental contamination change and we have been, and in the future may be, subject to additional liability by virtue of these changes. We can face such liability regardless of our knowledge of the contamination; the timing of the contamination; the cause of the contamination; or the party responsible for the contamination of the property.
There may be environmental conditions associated with our properties of which we are unaware. Our portfolio includes properties leased to operators of convenience stores that sell petroleum-based fuels, to operators of oil change and tune-up facilities, and operators that use chemicals and other waste products. These facilities and some other of our properties, use, or may have used in the past, underground lifts or storage tanks for the storage of petroleum-based or waste products, which could create a potential for the release of hazardous substances. Certain of our other properties, including those leased for industrial purposes, may also involve operations or activities that could give rise to environmental liabilities or could have been built using asbestos or other building materials that require owners or operators to undertake special precautions including removal, abatement, or adequately train or inform those that come in contact with such materials.
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
While we maintain environmental insurance policies, our insurance could be unavailable or insufficient to address an environmental liability and/or we could be unable to obtain insurance for environmental matters at a reasonable cost or at all. Our clients are generally responsible for, and indemnify us against, liabilities for environmental matters that arise during the lease terms as a result of clients’ activities on the properties. However, we acquire properties with existing leases in place and the indemnities and other lease terms can have different indemnification requirements including for environmental matters than what is provided for in our leases that we negotiate directly with clients. It is also possible that one or more of our clients could fail to have sufficient funds to cover any such indemnification or to meet applicable state financial assurance obligations or such environmental contamination may predate our client's lease term, and thus we may still be obligated to pay for any such environmental liabilities.
We are subject to risks and liabilities in connection with forming and attracting third-party investment in our anticipated fund business, investing in new or existing co-investment ventures or funds, and managing properties through our anticipated fund business or other co-investment ventures.
As previously publicly disclosed, we anticipate forming a fund business, and may explore options to form other co-investment ventures in the future. Our organizational documents do not limit the amount of available funds that we may invest in our anticipated fund business or other co-investment ventures. We currently intend to develop and acquire properties through our new fund business and co-investment ventures and we may also make investments in other entities at our discretion in the future. However, there can be no assurance that we will be able to form our anticipated fund business and co-investment ventures on the timeline expected, or at all, attract third-party investment or that additional investments in our anticipated fund business or other co-investment ventures to develop or acquire properties in the future will be successful, or that such anticipated fund business or other co-investment ventures will improve our consolidated financial position or results of operations. Further, there can be no assurance that we are able to realize value from our existing or future investments.
Our anticipated fund business or other co-investment ventures are expected to involve certain additional risks that we do not currently otherwise face, including the risks inherent in owning, operating and managing one or more funds, risks related to our ability to negotiate third-party investments, such as valuation, operational limitations, management fee structures and other incentive fees, on terms that are beneficial to us, and the inherent conflicts that may exist in allocating investment opportunities effectively between us and the fund or such other co-investment ventures.
In addition, the same factors that may impact the valuation of our existing portfolio, as otherwise discussed in this Annual Report on Form 10-K, may also impact the portfolios to be held by the funds or co-investment ventures and could result in other than temporary impairment of our investment and a reduction in fee revenues, if any. Our fund business may be subject to some or all of the risks more fully described in "We may engage in development, speculative development, or expansion projects or invest in new asset classes, which would subject us to additional risks that could negatively impact our operations."
Such risks may adversely impact our anticipated fund business's or our other co-investment ventures' financial position or results of operation.
We are subject to additional risks from our international investments and debt.
We have acquired and may continue to make investments outside of the U.S. These investments may expose us to a variety of risks that are different from and in addition to those commonly found in the U.S. Our international investments are subject to additional risks, including:
•The laws, rules and regulations applicable in such jurisdictions outside of the U.S., including those related to property ownership and control by foreign entities;
•Complying with a wide variety of foreign laws, including corruption, employment, data protection, energy usage, health, safety, environmental regulations which may require capital expenditures to maintain or bring our foreign properties into compliance with applicable regulations and/or may require disclosure of various environmental, social and governance matters, and the compliance risks and costs related thereto;
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
•Challenges in establishing effective systems, infrastructure, controls and procedures to manage and regulate operations in different regions and to monitor and ensure compliance with applicable regulations, such as applicable laws related to corrupt practices, employment, licensing, construction, energy usage, climate change or environmental compliance;
•Unexpected, new or other changes in regulatory requirements (including disclosure requirements), tax, tariffs, trade barriers and other laws within jurisdictions outside the U.S. or between the U.S. and such jurisdictions;
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
We may engage in development, speculative development, or other expansion projects, which could require us to raise additional capital and obtain additional state and local permits. A decision by any governmental agency not to issue a required permit or substantial delays in the permitting process could cause us to incur penalties, delay us from receiving rental payments or result in us receiving reduced rental payments, or prevent us from pursuing the development, speculative development, or expansion project altogether. Additionally, any such new development, speculative development, or expansion project may not operate at designed capacity or may cost more to operate than we expect. The inability to successfully complete development, speculative development, expansion or other value-added projects or to complete them on a timely basis could adversely affect our business and results of operations.
We have and may continue to make investments and utilize transaction structures that are outside of our traditional business, including entering into new asset classes, such as casinos and vertical farms, and entering into (or expanding our use of) new transaction structures, such as strategic co-investment ventures, joint ventures, funds, lending, and increased exploration of sale-leaseback transactions. We invest and may continue to invest in new or different assets or enter into new transaction structures that may or may not be closely related to our current business and which could require new or additional processes, controls, systems and personnel. These new assets and transaction structures may have new, different or increased risks than what we are currently exposed to in our business and we may not be able to manage these risks successfully. Such risks include:
•When investing in new assets or transaction structures, we will be exposed to the risk that those assets or structures, or the income generated thereby, will affect our ability to meet the requirements to maintain our REIT status, or will subject us to additional regulatory requirements or limitations;
•Our partners or investors may share certain approval rights over major decisions or have the ability to appoint persons to governing bodies;
•Our partners or investors may seek to exit or redeem their investment, and may do so simultaneously, causing the venture or fund to seek capital to satisfy these requests on less than optimal terms;
•If our partners or investors fail to fund their share of any required capital contributions, then we may choose to contribute such capital or the venture or fund may have to raise additional capital or incur indebtedness on less than optimal terms;
•Our partners or investors may have economic or other business interests or goals that are inconsistent with our business interests or goals that would affect our ability to operate the venture or fund and adversely impact our consolidated financial position or results of operations;
•The venture or fund or other governing agreements may restrict the transfer of an interest in the co-investment venture or fund or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;
•Our relationships with our partners or investors are likely to be contractual in nature and may be terminated or dissolved under the terms of the agreements, and in such event, the venture or fund may terminate or we may not continue to invest in or manage the assets underlying such relationships resulting in a decrease in our assets under management and a reduction in fee revenues; and
•Disputes between us and our partners or investors may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable co-investment venture or fund to additional risk.
If we are not able to successfully manage the risks associated with such new assets, it could have an adverse effect on our business, results of operations and financial condition.
Property taxes may increase without notice.
Real estate property taxes on our properties (including properties we develop or acquire) may increase as property tax rates change and as those properties are assessed or reassessed by tax authorities. While the majority of our leases are under a net lease structure, some or all of such property taxes may not be collectible from our clients, and, as we continue to expand into new verticals, the concentration of our leases under which we are primarily responsible for property taxes may increase, enhancing our exposure to such risks.

We may face extensive regulations from gaming and other regulatory authorities regarding current and future gaming properties.
As a landlord of a gaming facility or future gaming facilities, we may be impacted by the risks associated with the gaming industry. The ownership, operation, and management of gaming facilities are subject to extensive regulation. Gaming authorities also retain great discretion such that gaming regulations can impact our gaming clients, individuals associated with the operation of gaming properties, and us as the owner of the real estate and landlord related to such facilities. Gaming laws and regulations can impact all facets of a gaming property, including but not limited to gaming, service and consumption of alcoholic beverages, hours of operation, staffing and licensing of employees, marketing, currency transactions including compliance with the Foreign Corruption Practices Act and other anti-corruption laws and safety and security of the gaming property. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted, which could adversely affect our operating results, and may also result in additional taxes or licensing fees imposed on us and our gaming clients. In addition, subject to certain administrative due process requirements, gaming regulators generally have broad authority to conduct investigations into the conduct or associations of our officers or certain investors to ensure compliance with applicable standards and suitability to hold a gaming license, and to deny any application or limit, condition, restrict, revoke, or suspend any gaming license, registration, or finding of suitability or approval, or fine any person licensed, registered, or found suitable or qualified as a licensee. As a result, our ability to obtain or maintain our required licenses and approvals, or avoid penalties related thereto, may be subject to risks, including risks outside of our control, and cannot be predicted.
Were a tenant unable to continue to perform under a lease, because of the highly regulated nature of the industry, it may be difficult to re-lease gaming properties. This difficulty may be exacerbated to the extent the gaming property is located in a geography that does not have an expansive gaming footprint, such as one of the properties, in which we are invested. A transfer of interest, including a new lease, or a new management contract with a new operator will likely require approval of regulators and the licensing of a new gaming operator tenant.
An uninsured loss or a loss that exceeds the policy limits on our properties could subject us to lost capital or revenue on those properties.
Our leases generally require our clients to indemnify and hold us harmless from liabilities resulting from injury to persons, air, water, land or property, due to activities conducted on the properties, except for claims arising from the negligence or intentional misconduct of us or our agents. Additionally, clients are generally required, at the client’s expense, to obtain and keep in full force during the term of the lease, general liability and property damage insurance policies. The insurance policies our clients are required to maintain for property damage are generally in amounts not less than the full replacement cost of the improvements less slab, foundations, supports and other customarily excluded improvements.
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
Our U.S. properties are generally required to comply with the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. The clients to whom we lease properties are obligated by law to comply with the ADA provisions and, in many cases, the clients are generally obligated to cover costs associated with compliance pursuant to the terms of their applicable leases. If required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these clients to cover costs could be adversely affected. In such circumstances and where the expenditures are otherwise the responsibility of the landlord, we could be required to expend our own funds to comply with the provisions of the ADA, which could materially adversely affect our results of operations or financial condition and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions to our stockholders. In addition, our properties must be in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on our results of operations or financial condition and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions to our stockholders.
Our business is subject to risks associated with climate change.
Our business is subject to risks associated with the effects of climate change, and a market shift to a lower carbon economy, and may be subject to further risks in the future. A failure to adequately adapt to climate change could adversely affect our business through both chronic and acute perils including, but not limited to, extreme weather, changes in precipitation and temperature, and rising sea levels, all of which may result in physical damage to, or a decrease in demand for, our properties located in the areas affected by these conditions, and may adversely impact consumer behaviors, preferences and spending for our clients, and insurance costs, which may impact their ability to fulfill their obligations under our leases, or our ability to re-lease the properties in the future. In addition, should the impact of climate change be severe or occur for lengthy periods of time, connectivity, labor and supply chains could impact business continuity for ourselves and our clients.
The effects of climate change may lead to increased costs for us and our clients to adapt to the demands and expectations of lowering our carbon footprint, including with respect to setting carbon reduction targets, implementing renewable energy, retrofitting properties to be more energy efficient and implementing longer-term low-carbon solutions. These risks could adversely affect our reputation, financial condition or results of operations. The structure of our leasing contracts and operating model presents challenges in partnering with clients to implement necessary decarbonization initiatives.
Increased scrutiny and changing expectations from regulators and other stakeholders regarding sustainability practices and reporting could impact our business practices, cause us to incur additional costs and expose us to new risks.
We seek to promote effective energy efficiency and other sustainability strategies and compliance with federal, state and international laws and regulations related to climate change, both internally and with our partners across our value chain, including with our clients. Our sustainability strategies and efforts to comply with the various federal, state and international laws and regulations related to climate change could result in significant capital expenditures to improve our existing properties, properties we may acquire, and other business practices. Any changes to such laws and regulations could also result in increased operating costs or capital expenditures at our properties. If we are unable to comply with laws and regulations on climate change or implement effective sustainability strategies, our reputation among our clients and investors may be damaged and we may incur fines and/or penalties.
Tenants of net-leased properties are typically responsible for maintenance and other day-to-day management of the properties. This lack of control over our net-leased properties makes it difficult for us to collect property-level environmental data and to enforce related initiatives, which may impact our ability to comply with certain shareholder expectations or regulatory disclosure requirements to which we are subject or to comply with reporting frameworks or other established frameworks and standards. If we are unable to successfully collect the data necessary to comply with these disclosure requirements, standards or expectations, we may be subject to increased regulatory risk, of if such data is incomplete or unfavorable, our relationship with our investors or other stakeholders, our stock price, and our access to capital may be negatively impacted.

Additionally, our sustainability disclosures may reflect aspirational goals, targets, and other expectations and assumptions, which are necessarily uncertain and may not be realized. If we fail to satisfy the environmental, social, and governance expectations of investors, tenants and other stakeholders, our initiatives are not executed as planned, or we do not satisfy our goals, then our third-party ratings, reputation and financial results could be adversely affected. There can be no assurance that any of our sustainability strategies will result in reduced operating costs, higher occupancy or higher rental rates or deter our existing clients from relocating to properties owned by our competitors. In addition, both advocates and opponents to certain sustainability matters are increasingly resorting to a range of activism forms, including shareholder proposals, media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. The occurrence of any of the foregoing could have an adverse effect on the price of our stock and our financial condition and results of operations.
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
•Changes in tax, legal and regulatory obligations, including without limitation due to changes in federal, state, or local governing administrations;
•Litigation and regulatory proceedings;
•Changes in financial estimates or recommendations by securities analysts with respect to us, our competitors or our industry;
•Changes in our mix of investments and revenue-generating activities over time;
•Changes in our credit ratings;
•Actual or anticipated variations in quarterly operating results of us and our competitors; and
•Failure to achieve the perceived benefits of our strategic acquisitions and/or engagement in new verticals, investment structures or other revenue-generating activities.
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
From time to time, we are involved in legal proceedings, lawsuits, and other claims including those that may arise out of mergers and acquisitions, acquisitions, development opportunities, dispositions, disputes with clients, joint ventures, funds, and other strategic transactions. An unfavorable resolution of litigation may have a material adverse effect on our business, results of operations and financial condition. Regardless of its outcome, litigation may result in substantial costs and expenses and significantly divert the attention of management.
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
While we maintain some of our own critical IT networks and related systems, we depend on third-parties to provide important software, technologies, tools and a broad array of services and functions, such as payroll, human resources, electronic communications, data storage, and certain finance and treasury functions, among others. In the ordinary course of our business, we collect, process, transmit and store sensitive data, within our own systems and utilize those of third-party providers, including intellectual property, our proprietary business information and that of our clients, suppliers, business partners and investors, as well as personally identifiable information.
Our measures to prevent, detect and mitigate these threats may not be successful in preventing a security incident or data breach or limiting the effects of such a breach. This is particularly so because attack methodologies change frequently or are not recognized until launched, and we also may be unable to investigate or remediate incidents because attackers are increasingly using techniques and tools designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Our clients, joint venture partners, investors or other third parties with whom we do business may themselves become subject to cyberattacks or security incidents, over which we may have no control, and which could have an indirect adverse impact on them, us or our business relationship.
The primary risks that could directly result from the occurrence of a cyber attack or security incident include operational interruption, damage to our relationship with our clients, reputational damage, and private data exposure. We could be required to expend significant capital and other resources to address an attack or incident, which may not be covered or fully covered by our insurance and which may involve payments for investigations, forensic analyses, legal advice, public relations advice, system repair or replacement, or other services, in addition to any remedies or relief that may result from legal proceedings. Our financial results may be negatively impacted by any such attacks and incidents or any resulting negative media attention. Further, while we carry cyber liability insurance, such insurance may not be adequate to cover all losses related to such events.
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
Our internal controls over financial reporting, disclosure controls and procedures and our operating internal controls may not prevent or detect financial misstatements or loss of assets because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to financial statement and disclosure accuracy and safeguarding of assets. Failures in our internal controls could result in adverse consequences in our financial reporting and operations, including delays, additional costs, impairment of our ability to access capital, adverse impacts to investor confidence, regulatory review, or litigation.
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
Increased inflation or anticipated inflationary periods, such as the period in which we are currently in, could have a more pronounced negative impact on any variable rate debt we incur in the future and on our results of operations. During times when inflation is greater than increases in rent, as provided for in our leases, rent increases may not keep up with the rate of inflation and other costs (including increases in employment and other fees and expenses). Government regulations may limit the indices we can utilize in lease adjustments thereby limiting our ability to increase rent. Even though net leases are structured so as to reduce our exposure to rising property expenses due to inflation, substantial inflationary pressures and increased costs may have an adverse impact on our clients if increases in their operating expenses exceed increases in revenue, which may adversely affect our clients’ ability to pay rent. The U.K. government plans to migrate away from the Retail Price Index ("RPI"), to alternatives such as the Consumer Price Index including owner occupiers' housing costs, that may result in a lower measure of inflation and, in turn, have a negative impact on our lease revenue currently tied to RPI in the U.K. Inflationary periods may cause us to experience increased costs of financing, making it difficult to incur or refinance debt at attractive rates or at all, and may adversely affect the investments we make if the cost of financing is in excess of our anticipated earnings from such investment thereby limiting the investments we can make. To the extent periods of high inflation are prolonged, these results may be exacerbated.
We are subject to complex and changing laws, regulations, policies, and executive orders, which exposes us to potential liabilities, increased costs and other adverse effects on our business.
We are subject to complex and changing laws, regulations, policies, and executive orders, locally, internationally and federally, and the enforcement and interpretations thereof, and compliance with these laws, regulations, policies and executive orders is onerous and expensive. New and changing laws, regulations, policies, and executive orders, or the enforcement and interpretations thereof, can adversely affect our business in many ways, including by increasing costs, negatively impacting the creditworthiness of our existing or potential clients, changing the interpretations or enforceability of existing business relationships or agreements, creating legal liability or reputational harm to the Company or distractions for management, generating operational disruptions, and requiring changes to our business, strategies or operations. Changes in law, enforcement priorities, policy, and other actions that materially adversely affect our business may be announced with little or no advance notice and we may not be able to effectively mitigate all adverse impacts from such measures or ensure timely compliance. These changes could also expose us to significant fines, government investigations, litigation and reputational harm, all of which could be costly, result in distractions for management, adversely impact our operational results, and could alter our ability to execute on our strategic plans. All of these impacts could materially adversely affect our business, reputation, results of operations and financial condition.
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
Our management team, including the Cybersecurity Risk Committee chaired by our Head of IT and comprised of executive leaders across the Company, provides oversight, direction and guidance related to the cybersecurity risk management decisions and is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team has extensive experience implementing and operating cybersecurity technologies, policies, and procedures throughout various industries and includes a Certified Information Systems Security Professional with ISC2.
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
Item 3:                                  Legal Proceedings
Information regarding legal proceedings is included in note 21, Commitments and Contingencies, to the consolidated financial statements.
Item 4:                                  Mine Safety Disclosures
None.
PART II
Item 5:                                  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “O.”
Holders
There were approximately 13,200 registered holders of record of our common stock as of January 30, 2025. This figure does not reflect the beneficial ownership of shares of our common stock.

Repurchases of Equity Securities
During the three months ended December 31, 2024, the following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the Realty Income 2021 Incentive Award Plan, (the "2021 Plan"):

Period	Total Number of Shares Purchased	Average Price Paid per Share
October 1, 2024 — October 31, 2024	221	$62.95
November 1, 2024 — November 30, 2024	1,234	$56.96
December 1, 2024 — December 31, 2024	8,485	$53.50
Total	9,940	$54.14
Item 6:                                  Reserved

Item 7:                              Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis reflect our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023.
GENERAL
Realty Income (NYSE: O), an S&P 500 company, is real estate partner to the world's leading companies. Founded in 1969, we invest in diversified commercial real estate and, as of December 31, 2024, have a portfolio of over 15,600 properties in all 50 U.S. states, the U.K., and six other countries in Europe. We are known as “The Monthly Dividend Company®” and have a mission to invest in people and places to deliver dependable monthly dividends that increase over time. Since our founding, we have declared 656 consecutive monthly dividends and are a member of the S&P 500 Dividend Aristocrats® index for having increased our dividend for the last 30 consecutive years.
As of December 31, 2024, we owned or held interests in 15,621 properties, with approximately 339.4 million square feet of leasable space leased to 1,565 clients doing business in 89 separate industries. Of the 15,621 properties in our portfolio as of December 31, 2024, 15,316, or 98.0%, were single-client properties, and the remaining were multi–client properties. Our total portfolio had a weighted average remaining lease term (excluding rights to extend a lease at the option of the client) of approximately 9.3 years. Total portfolio annualized contractual rent (defined as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables) on our leases as of December 31, 2024 was $4.97 billion.
As of December 31, 2024, approximately 32.4% of our total portfolio annualized contractual rent came from properties leased to our investment grade clients, their subsidiaries or affiliated companies. As of December 31, 2024, our top 20 clients (based on percentage of total portfolio annualized contractual rent) represented approximately 36.4% of our annualized rent and 10 of these clients had investment grade credit ratings or were subsidiaries or affiliates of investment grade companies. Approximately 91% of our annualized retail contractual rent as of December 31, 2024, was derived from our clients with a service, non-discretionary, and/or low price point component to their business.
Unless otherwise specified, references to rental revenue in the Management's Discussion and Analysis of Financial Condition and Results of Operations are exclusive of reimbursements from clients for recoverable real estate taxes and operating expenses totaling $303.1 million, $274.2 million, and $184.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.
RECENT DEVELOPMENTS
Increases in Monthly Dividends to Common Stockholders
We have continued our 56-year history of paying monthly dividends. In addition, we have increased the dividend five times during 2024 and twice during 2025. As of February 2025, we have paid 109 consecutive quarterly dividend increases and increased the dividend 129 times since our listing on the NYSE in 1994.

2024 Dividend increases	Month Declared	Month Paid	Monthly Dividend per share	Increase per share
1st increase	Dec 2023	Jan 2024	$0.2565	$0.0005
2nd increase	Mar 2024	Apr 2024	$0.2570	$0.0005
3rd increase	May 2024	Jun 2024	$0.2625	$0.0055
4th increase	Jun 2024	Jul 2024	$0.2630	$0.0005
5th increase	Sep 2024	Oct 2024	$0.2635	$0.0005

2025 Dividend increases
1st increase	Dec 2024	Jan 2025	$0.2640	$0.0005
2nd increase	Feb 2025	Mar 2025	$0.2680	$0.0040

The dividends paid per share during the year ended December 31, 2024 totaled $3.126, as compared to $3.051 during the year ended December 31, 2023, an increase of $0.075, or 2.5%.
The monthly dividend of $0.2680 per share represents a current annualized dividend of $3.216 per share, and an annualized dividend yield of 6.0% based on the last reported sale price of our common stock on the NYSE of $53.41 on December 31, 2024. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.
Closing of Spirit Merger
On January 23, 2024, we closed on our previously announced stock-for-stock merger with Spirit. The Merger is further described in note 2, Merger with Spirit Realty Capital, Inc., to the consolidated financial statements contained in this annual report.
Investments
During the year ended December 31, 2024, we invested $3.9 billion at an initial weighted average cash yield of 7.4%, including an investment in 546 properties, properties under development or expansion, and investments in loans. See notes 4, Investments in Real Estate, 5, Investments in Unconsolidated Entities, and 6, Investments in Loans and Financing Receivables, to the consolidated financial statements contained in this annual report for further details.
Dispositions
During the year ended December 31, 2024, we sold 294 properties with total net proceeds received of $589.5 million.
Equity Capital Raising
During 2024, we raised $1.8 billion of proceeds from the sale of common stock, at a weighted average price of $58.33 per share, primarily through proceeds from the sale of common stock through our ATM program. The ATM program issuances during 2024 included 30.2 million shares issued pursuant to forward sale confirmations. As of December 31, 2024, 1.8 million shares of common stock subject to forward sale confirmations have been executed but not settled. See note 15, Stockholders' Equity, to the consolidated financial statements contained in this annual report for further details.
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
See note 10, Notes Payable, to the consolidated financial statements contained in this annual report for further details.
Redemption of Preferred Stock
On September 30, 2024, we redeemed all 6.9 million shares outstanding of our 6.000% Series A Preferred Stock (“Realty Income Series A Preferred Stock”), which was converted from Spirit's outstanding preferred stock in connection with the Merger, at a redemption price of $25.00 per share, plus accrued and unpaid dividends. For more details, see note 16, Series A Preferred Stock, to the consolidated financial statements contained in this annual report.

Portfolio Discussion
Leasing Results
At December 31, 2024, we had 205 properties available for lease or sale out of 15,621 properties in our portfolio, which represents a 98.7% occupancy rate based on the number of properties in our portfolio. Our property-level occupancy rates exclude properties with ancillary leases only, such as cell towers and billboards, and properties with possession pending, and include properties owned by unconsolidated joint ventures. Below is a summary of our portfolio activity for the periods indicated below:

Three months ended December 31, 2024
Properties available for lease at September 30, 2024	196
Lease expirations (1)	286
Re-leases to same client	(197)
Re-leases to new client	(24)
Vacant dispositions	(56)
Properties available for lease at December 31, 2024	205

Year ended December 31, 2024
Properties available for lease at December 31, 2023	193
Lease expirations (1)	928
Re-leases to same client	(638)
Re-leases to new client	(56)
Vacant dispositions	(222)
Properties available for lease at December 31, 2024	205
(1)Includes scheduled and unscheduled expirations (including leases rejected in bankruptcy), as well as future expirations resolved in the periods indicated above.
During the three months ended December 31, 2024, the new annualized contractual rent on re-leases was $52.5 million, as compared to the previous annual rent of $48.9 million on the same units, representing a rent recapture rate of 107.4% on the units re-leased.
During the year ended December 31, 2024, the new annualized contractual rent on re-leases was $184.0 million, as compared to the previous annual rent of $174.2 million on the same units, representing a rent recapture rate of 105.6% on the units re-leased.
As part of our re-leasing costs, we pay leasing commissions to unrelated, third-party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide rent concessions to our clients. We do not consider the collective impact of the leasing commissions or rent concessions to our clients to be material to our financial position or results of operations.
Impact of Inflation
Leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, retail price index in the case of certain leases in the U.K. (typically subject to ceilings), or increases in clients’ sales volumes. We expect that inflation will cause these lease provisions to result in rent increases over time. During times when inflation is greater than increases in rent, as provided for in the leases, rent increases may not keep up with the rate of inflation and other costs.
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
Impact of Current Macroeconomic Conditions
We continue to monitor developments related to macroeconomic factors that could have an adverse impact on our business and our clients. Our clients face additional challenges, including potential changes in consumer confidence levels, behavior and spending and increased operational expenses, such as with respect to labor costs. The extent of the future effects on our business, results of operations, cash flows, and growth strategies is highly uncertain and will ultimately depend on future developments, none of which can be predicted.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2024, we had $3.7 billion of liquidity, which consists of cash and cash equivalents of $445.0 million, unsettled ATM forward equity of $91.8 million, and $3.1 billion of availability under our $4.25 billion unsecured revolving credit facility, net of $1.1 billion of borrowing on the revolving credit facility and after deducting $67.3 million in borrowings under our commercial paper programs. We use our unsecured revolving credit facility as a liquidity backstop for the repayment of the notes issued under our commercial paper programs.
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
•Additional borrowings under our revolving credit facility or commercial paper programs, which are backstopped by our credit facility;
•Short-term loans;
•Asset dispositions; and
•Credit investment repayments
In addition to these sources of liquidity, we are exploring various capital diversification initiatives, including the establishment of a third-party private capital open-end fund.
We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity are sufficient to meet our liquidity needs for the next twelve months. We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility and commercial paper programs.
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
Capitalization
As of December 31, 2024, our total capitalization was $74.9 billion. Total capitalization consisted of $47.8 billion of common equity (based on the December 31, 2024 closing price on the NYSE of $53.41 and assuming the conversion of 2.7 million common units of Realty Income, L.P.), and total outstanding borrowings of $27.2 billion on our revolving credit facility, commercial paper, term loans, mortgages payable, senior unsecured notes and bonds, and our proportionate share of unconsolidated entities' debt (excluding unamortized deferred financing costs, discounts, and premiums). Our total debt to capitalization was 36.3% at December 31, 2024.

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
As of December 31, 2024, there were approximately 1.8 million shares of unsettled common stock subject to forward sale confirmations through our ATM program, representing approximately $91.8 million in expected net proceeds, which have been executed at a weighted average price of $51.80 per share (assuming full physical settlement of all outstanding shares of common stock, subject to such forward sale agreements and certain assumptions made with respect to settlement dates). During the year ended December 31, 2024, we settled approximately 30.2 million shares of common stock previously sold pursuant to forward sale agreements through our ATM program for approximately $1.7 billion of net proceeds. As of December 31, 2024, we had 55.5 million shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
Debt Financing Activities
At December 31, 2024, our total outstanding borrowings of revolving credit facility, commercial paper, term loans, mortgages payable, and senior unsecured notes and bonds were $26.5 billion, with a weighted average maturity of 5.8 years and a weighted average interest rate of 3.9%. As of December 31, 2024, approximately 96% of our total debt was fixed rate debt. See notes 7 through 10 to the consolidated financial statements contained in this annual report for additional information about our outstanding debt, along with our debt financing activities during the year ended December 31, 2024 below.
Note Issuances
During the year ended December 31, 2024, we issued the following notes and bonds:

Note Issuances	Date of Issuance	Maturity Date	Principal amount (in millions)	Price of par value	Effective yield to maturity
4.750% Notes	January 2024	February 2029	$450.0	99.23%	4.923%
5.125% Notes	January 2024	February 2034	$800.0	98.91%	5.265%
5.375% Notes	August 2024	September 2054	$500.0	98.37%	5.486%
5.000% Notes	September 2024	October 2029	£350.0	99.14%	5.199%
5.250% Notes	September 2024	September 2041	£350.0	96.21%	5.601%
In connection with the Merger, we also completed the $2.7 billion exchange in principal of outstanding notes issued by Spirit OP. See note 10, Notes Payable, to the consolidated financial statements contained in this annual report for further details.

Note Repayments
During the year ended December 31, 2024, we repaid the following notes, plus accrued and unpaid interest upon maturity:

Note Repayments	Date of Issuance	Maturity Date	Principal amount (in millions)
4.600% Notes	February 2014	February 2024	$500.0
3.875% Notes	June 2014	July 2024	$350.0
Term Loan Issuances
In January 2024, in connection with the Merger, we entered into an amended and restated term loan agreement (which replaced Spirit's then-existing term loans with various lenders). The amended and restated term loan agreements are fixed through interest rate swaps at a weighted average interest rate of 3.9%. Pursuant to the amended and restated term loan agreement, we borrowed $800.0 million in aggregate total borrowings, $300.0 million of which matures in August 2025 and $500.0 million of which matures in August 2027 (the “$800 million term loan agreement”). We also entered into an amended and restated term loan agreement pursuant to which we borrowed $500.0 million in aggregate total borrowings which matures in June 2025 (the “$500 million term loan agreement”).
Term Loan Redemption
During the year ended December 31, 2024, we repaid our $250.0 million senior unsecured term loan in full upon maturity.
Mortgage Repayments
During the year ended December 31, 2024, we made $740.5 million in principal payments, including the full repayment of five mortgages for $735.9 million.
Covenants
The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. GAAP, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants and are not measures of our liquidity or performance. The actual amounts as of December 31, 2024, are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	41.1%
Limitation on incurrence of secured debt	< 40% of adjusted assets	0.3%
Debt service and fixed charge coverage (trailing 12 months) (1)	> 1.5x	4.7x
Maintenance of total unencumbered assets	> 150% of unsecured debt	244.5%
(1) Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on January 1, 2024 and subject to certain additional adjustments. Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of January 1, 2024, nor does it purport to reflect our debt service coverage ratio for any future period. Fixed charge coverage is calculated in the same manner as the debt service coverage. The following is our calculation of debt service and fixed charge coverage at December 31, 2024 (in thousands, for trailing twelve months):

Net income attributable to the Company	$860,772
Plus: interest expense, excluding the amortization of deferred financing costs	993,848
Plus: provision for taxes	66,601
Plus: depreciation and amortization	2,395,644
Plus: provisions for impairment	425,833
Plus: pro forma adjustments	212,913
Less: gain on sales of real estate	(117,275)
Income available for debt service, as defined	$4,838,336
Total pro forma debt service charge	$1,027,604
Debt service and fixed charge coverage ratio	4.7x

Credit Agency Ratings
The borrowing interest rates under our revolving credit facility are based upon our ratings assigned by credit rating agencies. As of December 31, 2024, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook and Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook. In addition, we were assigned the following ratings on our commercial paper at December 31, 2024: Moody's Investors Service has assigned a rating of P-2 and Standard & Poor's Ratings Group has assigned a rating of A-2.
Based on our credit agency ratings as of December 31, 2024, interest rates under our credit facility for U.S. borrowings would have been at the SOFR, plus 0.725% with a SOFR adjustment charge of 0.10% and a revolving credit facility fee of 0.125%, for all-in drawn pricing of 0.95% over SOFR, for British Pound Sterling ("GBP") borrowings, at the SONIA, plus 0.725% with a SONIA adjustment charge of 0.0326% and a revolving credit facility fee of 0.125%, for all-in drawn pricing of 0.8826% over SONIA, and for Euro ("EUR") borrowings at one-month EURIBOR, plus 0.725%, and a revolving credit facility fee of 0.125%, for all-in drawn pricing of 0.85% over one-month EURIBOR. In addition, our credit facility provides that the interest rates can range between: (i) SOFR/SONIA/EURIBOR, plus 1.40% if our credit rating is lower than BBB-/Baa3 or our senior unsecured debt is unrated and (ii) SOFR/SONIA/EURIBOR, plus 0.70% if our credit rating is A/A2 or higher. In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which ranges from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher.
We also issue senior debt securities from time to time and our credit ratings can impact the interest rates charged in those transactions. If our credit ratings or ratings outlook change, our cost to obtain debt financing could increase or decrease. The credit ratings assigned to us could change based upon, among other things, our results of operations and financial condition. These ratings are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that our ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. Moreover, a rating is not a recommendation to buy, sell or hold our debt securities, or common stock.
Material Cash Requirements
The following table summarizes the maturity of each of our obligations as of December 31, 2024 (dollars in millions):

	Credit Facility and Commercial Paper (1)	Unsecured Term Loans	Mortgages Payable	Senior Unsecured Notes and Bonds	Interest (2)	Ground Leases Paid by the Company (3)	Ground Leases Paid by Our Clients (4)	Other (5)	Total
2025	$67.3	$800.0	$43.4	$1,050.0	$1,002.5	$12.5	$31.8	$557.1	$3,564.6
2026	1,062.9	1,060.6	12.0	2,375.0	845.2	17.6	32.4	117.9	5,523.6
2027	—	500.0	22.3	2,313.6	736.8	11.1	30.5	98.2	3,712.5
2028	—	—	1.3	2,499.8	633.2	8.9	27.5	2.2	3,172.9
2029	—	—	1.3	2,387.5	589.0	10.0	25.0	1.9	3,014.7
Thereafter	—	—	1.0	12,312.8	2,922.1	406.7	336.4	11.0	15,990.0
Total	$1,130.2	$2,360.6	$81.3	$22,938.7	$6,728.8	$466.8	$483.6	$788.3	$34,978.3
(1) The initial term of the credit facility expires in June 2026 and includes, at our option, two six-month extensions. At December 31, 2024, there were $1,062.9 million of outstanding borrowings under our revolving credit facility, and commercial paper programs outstanding were $67.3 million, which mature between January 2025 and March 2025.
(2) Interest on the commercial paper programs, term loans, mortgages payable, and senior unsecured notes and bonds has been calculated based on outstanding balances at period end through their respective maturity dates.
(3) We currently pay the ground lessors directly for the rent under certain ground lease arrangements.
(4) Our clients, who are generally sub-tenant clients under ground leases, are responsible for paying the rent under these ground leases. In the event our client fails to pay the ground lease rent, we are primarily responsible.
(5) “Other” consists of $683.3 million of commitments under construction contracts, $93.5 million for tenant improvements, re-leasing costs, recurring capital expenditures, and non-recurring building improvements, and $11.5 million for contingent purchase consideration obligations related to leasing activities for a multi-tenant property acquired.
Investments in Unconsolidated Entities
As of December 31, 2024, our pro-rata share of secured debt of unconsolidated entities was approximately $659.2 million.

DIVIDEND POLICY
Distributions are paid monthly to holders of shares of our common stock.
Distributions are paid monthly to the limited partners holding common units of Realty Income, L.P., each on a per unit basis that is equal to the amount paid per share to our common stockholders (subject to the adjustment factor applicable to those units at the time of such distribution).
In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2024, our cash distributions to common stockholders totaled $2.69 billion, or approximately 126.1% of our estimated taxable income of $2.13 billion. Certain measures are available to us to reduce or eliminate our tax exposure as a REIT, and accordingly, no provision for U.S. federal income taxes, other than our taxable REIT subsidiaries (each, a "TRS"), has been made. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance. We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our cash on hand and funds from operations are sufficient to support our current level of cash distributions to our stockholders. We distributed $3.126 per share to stockholders during the year ended December 31, 2024, representing 74.6% of our diluted Adjusted Funds from Operations Available to Common Stockholders ("AFFO") per share of $4.19.
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
Distributions in excess of earnings and profits generally will first be treated as a non-taxable reduction in the stockholders’ basis in their stock, but not below zero. Distributions in excess of that basis generally will be taxable as a capital gain to stockholders. Approximately 30.4% of the distributions to our common stockholders, made or deemed to have been made in 2024, were classified as a return of capital for federal income tax purposes.

RESULTS OF OPERATIONS
The following is a comparison of our results of operations for the years ended December 31, 2024 and 2023.
Total Revenue
The following summarizes our total revenue (in millions):

	Years ended December 31,
	2024	2023	Change
Rental (excluding reimbursable)	$4,740.6	$3,684.0	$1,056.6
Rental (reimbursable)	303.1	274.2	28.9
Other	227.4	120.8	106.6
Total revenue	$5,271.1	$4,079.0	$1,192.1
Rental Revenue (excluding reimbursable)
The table below summarizes the increase in rental revenue (excluding reimbursable) in the years ended December 31, 2024 and 2023 (dollars in millions):

	Number of Properties	Years ended December 31,
		2024	2023	Change
Properties acquired during 2024 & 2023	3,777	$1,278.6	$273.8	$1,004.8
Same store rental revenue (1)	11,479	3,319.1	3,302.4	16.7
Constant currency adjustment (2)	N/A	15.2	—	15.2
Properties sold during and prior to 2024	434	19.2	47.9	(28.7)
Straight-line rent and other non-cash adjustments	N/A	(1.7)	(34.2)	32.5
Vacant rents, development and other (3)	365	90.6	91.3	(0.7)
Other excluded revenue (4)	N/A	19.6	2.8	16.8
Total		$4,740.6	$3,684.0	$1,056.6
(1)The same store rental revenue percentage increased by 0.5% for the year ended December 31, 2024 as compared with the same period in 2023.
(2)For purposes of comparability, same store rental revenue is presented on a constant currency basis using the exchange rate as of December 31, 2024. None of the properties in France, Germany, Ireland, or Portugal met our same store pool definition for the periods presented. In addition, the same store pool excludes properties assumed on January 23, 2024 as a result of the Merger.
(3)Relates to the aggregate of (i) rental revenue from 315 properties that were available for lease during part of 2024 or 2023 for the year ended December 31, 2024, and (ii) rental revenue for 50 properties under development or completed developments that do not meet our same store pool definition for the year ended December 31, 2024.
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
Of the 16,694 in-place leases in the portfolio, 13,734, or 82.3%, were under leases that provide for increases in rents through: base rent increases tied to inflation (typically subject to ceilings), percentage rent based on a percentage of the clients’ gross sales, fixed increases, or a combination of two or more of the aforementioned rent provisions.
Rent based on a percentage of our clients' gross sales, or percentage rent, was $16.0 million and $14.8 million for the years ended December 31, 2024 and 2023, respectively. Percentage rent represents less than 1% of rental revenue.
At December 31, 2024, our portfolio of 15,621 properties was 98.7% leased with 205 properties available for lease or sale, as compared to 98.6% leased with 193 properties available for lease at December 31, 2023. It has been our experience that approximately 1% to 4% of our property portfolio will be available for lease at any given time; however, it is possible that the number of properties available for lease or sale could increase in the future, given the nature of economic cycles and other unforeseen global events.

Rental Revenue (reimbursable)
A number of our leases provide for contractually obligated reimbursements from clients for recoverable real estate taxes and operating expenses. Contractually obligated reimbursements by our clients increased by $28.9 million for the year ended December 31, 2024 as compared with the same period in 2023, primarily due to the growth of our portfolio due to acquisitions; partially offset by lower recoverable taxes as a result of a modification of tax remittance terms with a client in the prior year.
Other Revenue
The following summarizes our total other revenue (in millions):

	Years ended December 31,
	2024	2023	Change
Interest income on financing receivables	$124.4	$102.8	$21.6
Interest income on loans and preferred equity investments	100.0	16.8	83.2
Other	3.0	1.2	1.8
	$227.4	$120.8	106.6
Total Expenses
The following summarizes our total expenses (in millions):

	Years ended December 31,
	2024	2023	Change
Depreciation and amortization	$2,395.6	$1,895.2	$500.4
Interest	1,017.0	730.4	286.6
Property (excluding reimbursable)	74.6	42.8	31.8
Property (reimbursable)	303.1	274.2	28.9
General and administrative	176.9	144.5	32.4
Provisions for impairment	425.8	87.1	338.7
Merger, transaction, and other costs, net	96.3	14.5	81.8
Total expenses	$4,489.3	$3,188.7	$1,300.6
Total revenue (1)	$4,968.1	$3,804.8
General and administrative expenses as a percentage of total revenue (1)	3.6%	3.8%
Property expenses (excluding reimbursable) as a percentage of total revenue (1)	1.5%	1.1%
(1) Excludes rental revenue (reimbursable).
Depreciation and Amortization
Depreciation and amortization increased by $500.4 million for the year ended December 31, 2024 as compared with the same period in 2023, primarily due to the Merger and the acquisitions of properties in 2023 and 2024, which were partially offset by property dispositions. Real estate assets acquired in the Merger contributed an additional $413.4 million of depreciation and amortization for the year ended December 31, 2024.

Interest Expense
The following is a summary of the components of our interest expense (in thousands):

	Years ended December 31,
	2024	2023
Interest on our credit facility, commercial paper, term loans, mortgages, senior unsecured notes and bonds, and interest rate swaps	$1,018,445	$788,344
Credit facility commitment fees	5,401	5,357
Amortization of debt origination and deferred financing costs	23,939	26,670
Gain on interest rate swaps	(7,180)	(7,189)
Amortization of net mortgage premiums and discounts	30	(12,803)
Amortization of net note premiums and discounts	(3,309)	(60,657)
Capital lease obligation	2,025	1,509
Interest capitalized	(22,396)	(10,808)
Interest expense	$1,016,955	$730,423
Credit facility, commercial paper, term loans, mortgages and senior unsecured notes and bonds
Average outstanding balances	$25,508,037	$20,537,222
Weighted average interest rates	4.07%	3.83%
Interest expense increased by $286.6 million for the year ended December 31, 2024 as compared with the same period in 2023, primarily due to higher average borrowings and weighted average interest rates. Included in the overall increase, $67.4 million was from lower non-cash amortization of debt discounts and premiums, primarily due to the amortization of the discount recorded to reflect the fair value of senior notes exchanged in the Merger. These increases were partially offset by higher capitalized interest driven by increased development activity. See notes to the accompanying consolidated financial statements contained in this annual report for additional information regarding our indebtedness.
Property Expenses (excluding reimbursable)
Property expenses (excluding reimbursable) consist of costs associated with properties available for lease, non-net-leased properties and general portfolio expenses and include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections and legal fees.
Property expenses (excluding reimbursable) increased by $31.8 million for the year ended December 31, 2024 as compared with the same period in 2023, primarily due to a higher number of properties available for lease compared with the same periods in 2023, in addition to acquisitions in 2023 and 2024 in which the lease terms do not obligate the tenant to pay certain expenses, which resulted in higher repairs and maintenance costs, property insurance and taxes.
Property Expenses (reimbursable)
Property expenses (reimbursable) consist of reimbursable property taxes and operating costs paid on behalf of our clients. Property expenses (reimbursable) increased by $28.9 million for the year ended December 31, 2024 as compared with the same period in 2023 primarily due to an increase in portfolio size, resulting in higher common area maintenance, property taxes, and insurance expenses paid on behalf of our clients.
General and Administrative Expenses
General and administrative expenses increased by $32.4 million for the year ended December 31, 2024 as compared with the same period in 2023, primarily due to higher employee costs of $19.6 million and higher professional fees of $7.9 million as we continue to invest in our people and our platform.

Provisions for Impairment
The following table summarizes our provisions for impairment during the periods indicated below (in millions):

	Years ended December 31,
	2024	2023
Provisions for impairment of real estate	$319.0	$82.2
Provision for credit losses	106.8	4.9
Provisions for impairment	$425.8	$87.1
Provisions for impairment increased by $338.7 million for the year ended December 31, 2024, as compared with the same period in 2023, as a result of increases of $236.8 million in impairment of real estate, primarily due to a higher number of properties impaired under the held for sale model, and $101.9 million in higher credit losses recognized on financing receivables for distressed clients accounted for under sales leaseback transactions.
Merger, Transaction, and Other Costs, Net
During the year ended December 31, 2024, we incurred $96.3 million of merger, transaction, and other costs, net consisting of $86.7 million of transaction and integration-related costs related to Spirit, which largely consisted of employee severance, post-combination share-based compensation, transfer taxes, and various professional fees directly attributable to the Merger, as well as $5.1 million related to the lease termination of a legacy corporate facility, and $4.5 million of organization costs incurred related to our private fund.
For the year ended December 31, 2023, we incurred $14.5 million of merger, transaction, and other costs, net, the majority of which was related to the Merger that closed in January 2024.
Gain on Sales of Real Estate
The following summarizes our property dispositions (dollars in millions):

	Years ended December 31,
	2024	2023
Number of properties sold	294	121
Net sales proceeds	$589.5	$117.4
Gain on sales of real estate	$117.3	$25.7
Foreign Currency and Derivative Gain (Loss), Net
We borrow in the functional currencies of the countries in which we invest. Net foreign currency gain and loss are primarily related to the remeasurement of intercompany debt from foreign subsidiaries and outstanding borrowings denominated in the local currencies we invest in. Derivative gain and loss are primarily related to mark-to-market adjustments on derivatives that do not qualify for hedge accounting and settlement of designated derivatives reclassified from Accumulated Other Comprehensive Income ("AOCI").
Foreign currency and derivative gain (loss), net was a $3.4 million gain for the year ended December 31, 2024 as compared $13.4 million loss with the same period in 2023, primarily due to the impact of foreign currency fluctuations on the remeasurement of intercompany debt.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated entities was $7.8 million for the year ended December 31, 2024, compared to $2.5 million for the year ended December 31, 2023. The increase in equity in earnings of unconsolidated entities is due to an increase in our joint venture investments.
Other Income, Net
Other income, net decreased by $0.2 million for the year ended December 31, 2024 as compared with the same period in 2023, primarily due to lower gains on insurance proceeds, largely offset by higher interest on short-term investments.
Income Taxes
Income taxes primarily consist of international income taxes accrued or paid by us and our subsidiaries, as well as state and local taxes. The increase of $14.6 million in income taxes for the year ended December 31, 2024 as compared with the same period in 2023 is primarily attributable to higher taxable income in the U.K.

Preferred Stock Dividends
The increase in preferred stock dividends of $7.8 million for the year ended December 31, 2024 as compared with the same period in 2023 is due to the issuance of Realty Income Series A Preferred Stock in connection with the Merger.
Excess of Redemption Value over Carrying Value of Preferred Shares Redeemed
In September 2024, we redeemed all 6.9 million of Realty Income Series A Preferred Stock outstanding. The excess of the $25.00 liquidation price per share over the carrying value of Realty Income Series A Preferred Stock redeemed resulted in a loss on redemption of $5.1 million for the year ended December 31, 2024.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements have been prepared in accordance with U.S. GAAP and are the basis for our discussion and analysis of financial condition and results of operations. Preparing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. We believe that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in note 1, Summary of Significant Accounting Policies, to our consolidated financial statements in this annual report. In order to prepare our consolidated financial statements according to the rules and guidelines set forth by U.S. GAAP, many subjective judgments must be made with regard to critical accounting policies. We believe the following are our most critical accounting policies and estimates:
Allocation of the Purchase Price of Real Estate Acquisitions
Management must make significant assumptions in determining the fair value of assets acquired and liabilities assumed. We evaluate whether or not substantially all of the value of acquired assets is concentrated in a single identifiable asset or group of identifiable assets to determine whether a transaction is accounted for as an asset acquisition or a business combination. A majority of our acquisitions qualify as asset acquisitions and the transaction costs associated with those acquisitions are capitalized. However, for transactions that qualify as business combinations, such as the Merger, we expense the transaction costs and categorize them as merger, transaction, and other costs, net in our consolidated statements of income and comprehensive income. For business combinations, we recognize the amount of any purchase consideration that exceeds the fair value of all identified assets acquired and liabilities assumed as goodwill and may record measurement period adjustments within one year of the acquisition date as permitted under ASC 805, Business Combinations (for more details see note 2, Merger with Spirit Realty Capital, Inc. to our consolidated financial statements contained in this annual report).
For asset acquisitions, we allocate the cost of real estate acquired, inclusive of transaction costs, to: (1) land, (2) building and improvements, and (3) identified intangible assets and liabilities, based in each case on their relative estimated fair values. For business combinations, all assets acquired and liabilities assumed are recorded at fair value. The difference between the purchase consideration and the aggregated fair value is recognized as goodwill or a gain on bargain purchase. Intangible assets and liabilities consist of above-market or below-market lease value and the value of in-place leases, as applicable. Additionally, above-market rents on leases acquired through sale-leaseback transactions under which we are a lessor are accounted for as financing receivables amortizing over the lease term, while below-market rents on leases under which we are a lessor are accounted for as prepaid rent. In an acquisition of multiple properties, we must also allocate the purchase price among the properties. The allocation of the purchase price is based on our assessment of estimated fair value of the land, building and improvements, and identified intangible assets and liabilities and is often based upon the various characteristics of the market where the property is located. In addition, any assumed mortgages are recorded at their estimated fair values. The estimated fair values of our mortgages payable have been calculated by discounting the future cash flows using applicable interest rates that have been adjusted for factors, such as industry type, client investment grade, maturity date, and comparable borrowings for similar assets. The use of different assumptions in the allocation of the purchase price of the acquired properties and liabilities assumed could affect the timing of recognition of the related revenue and expenses.

Provisions for Impairment - Real Estate Assets
Management must make significant judgment as to if, and when, impairment losses should be taken on our properties when events or a change in circumstances indicate that the carrying amount of the asset may not be recoverable. If estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property, a fair value analysis is performed and, to the extent the estimated fair value is less than the current book value, a provision for impairment is recorded to reduce the book value to estimated fair value. Key inputs that we utilize in this analysis include projected rental rates, estimated holding periods, capital expenditures, and property sales capitalization rates. If a property is held for sale, it is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell. The carrying value of our real estate is the largest component of our consolidated balance sheets. Our strategy of primarily holding properties, long-term, directly decreases the likelihood of their carrying values not being recoverable, thus requiring the recognition of an impairment. However, if our strategy, or one or more of the above assumptions were to change in the future, an impairment may need to be recognized. If events should occur that require us to reduce the carrying value of our real estate by recording provisions for impairment, they could have a material impact on our results of operations.

NON-GAAP FINANCIAL MEASURES
Adjusted Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate ("Adjusted EBITDAre")
Nareit established an EBITDA metric for real estate companies (i.e., EBITDA for real estate, or EBITDAre) it believed would provide investors with a consistent measure to help make investment decisions among REITs. Our definition of “Adjusted EBITDAre” is generally consistent with the Nareit definition, other than our adjustment to remove foreign currency and derivative gain and loss and merger, transaction, and other costs, net. We define Adjusted EBITDAre, a non-GAAP financial measure, for the most recent quarter as earnings (net income) before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) provisions for impairment, (v) merger, transaction, and other costs, net, (vi) gain on sales of real estate, (vii) foreign currency and derivative gain and loss, net, and (viii) our proportionate share of adjustments from unconsolidated entities. Our Adjusted EBITDAre may not be comparable to Adjusted EBITDAre reported by other companies or as defined by Nareit, and other companies may interpret or define Adjusted EBITDAre differently than we do. Management believes Adjusted EBITDAre to be a meaningful measure of a REIT’s performance because it provides a view of our operating performance, analyzes our ability to meet interest payment obligations before the effects of income tax, depreciation and amortization expense, provisions for impairment, gain on sales of real estate and other items, as defined above, that affect comparability, including the removal of non-recurring and non-cash items that industry observers believe are less relevant to evaluating the operating performance of a company. In addition, EBITDAre is widely followed by industry analysts, lenders, investors, rating agencies, and others as a means of evaluating the operational cash generating capacity of a company prior to servicing debt obligations. Management also believes the use of an annualized quarterly Adjusted EBITDAre metric, which we refer to as Annualized Adjusted EBITDAre, is meaningful because it represents our current earnings run rate for the period presented. Annualized Adjusted EBITDAre and Annualized Pro Forma Adjusted EBITDAre, as defined below, are also used to determine the vesting of performance share awards granted to executive officers. Annualized Adjusted EBITDAre should be considered along with, but not as an alternative to net income as a measure of our operating performance. We define Annualized Pro Forma Adjusted EBITDAre as Annualized Adjusted EBITDAre, subject to certain adjustments to incorporate Adjusted EBITDAre from investments we acquired or stabilized during the applicable quarter and to remove Adjusted EBITDAre from investments we disposed of during the applicable quarter, and include transaction accounting adjustments in accordance with U.S. GAAP, giving pro forma effect to all transactions as if they occurred at the beginning of the applicable period. Our calculation includes all adjustments consistent with the requirements to present Adjusted EBITDAre on a pro forma basis in accordance with Article 11 of Regulation S-X. The Annualized Pro Forma Adjustments are consistent with the debt service coverage ratio calculated under financial covenants for our senior unsecured notes. We believe Annualized Pro Forma Adjusted EBITDAre is a useful non-GAAP supplemental measure, as it excludes investments that were no longer owned at the balance sheet date and includes the annualized rent from investments acquired during the quarter. Management also uses our ratios of Net Debt/Annualized Adjusted EBITDAre and Net Debt/Annualized Pro Forma Adjusted EBITDAre as measures of leverage in assessing our financial performance, which is calculated as net debt (which we define as total debt per the consolidated balance sheets, excluding deferred financing costs and net premiums and discounts, but including our proportionate share of debt from unconsolidated entities, less cash and cash equivalents), divided by annualized quarterly Adjusted EBITDAre and annualized Pro Forma Adjusted EBITDAre, respectively.

The following is a reconciliation of net income (which we believe is the most comparable U.S. GAAP measure) to Adjusted EBITDAre and Annualized Pro Forma EBITDAre calculations for the periods indicated below (dollars in thousands):

	Three months ended December 31,
	2024		2023
Net income	$201,350		$219,762
Interest	268,149		208,313
Income taxes	20,102		15,803
Depreciation and amortization	606,671		475,856
Provisions for impairment	142,966		27,281
Merger, transaction, and other costs, net	(9,176)		9,932
Gain on sales of real estate	(24,985)		(5,992)
Foreign currency and derivative (gain) loss, net	(535)		18,371
Proportionate share of adjustments from unconsolidated entities	18,991		14,983
Quarterly Adjusted EBITDAre	$1,223,533		$984,309
Annualized Adjusted EBITDAre (1)	$4,894,132		$3,937,236
Annualized Pro Forma Adjustments	$79,143		$74,919
Annualized Pro Forma Adjusted EBITDAre	$4,973,275		$4,012,155
Total debt per the consolidated balance sheets, excluding deferred financing costs and net premiums and discounts	$26,510,798		$21,480,869
Proportionate share of unconsolidated entities debt, excluding deferred financing costs	659,190		659,190
Less: Cash and cash equivalents	(444,962)		(232,923)
Net Debt (2)	$26,725,026		$21,907,136
Net Debt/Annualized Adjusted EBITDAre	5.5	x	5.6	x
Net Debt/Annualized Pro Forma Adjusted EBITDAre	5.4	x	5.5	x
(1) We calculate Annualized Adjusted EBITDAre by multiplying the Quarterly Adjusted EBITDAre by four.
(2) Net Debt is total debt per our consolidated balance sheets, excluding deferred financing costs and net premiums and discounts, but including our proportionate share of debt from unconsolidated entities, less cash and cash equivalents.
As described above, the Annualized Pro Forma Adjustments, which include transaction accounting adjustments in accordance with U.S. GAAP, consist of adjustments to incorporate the Adjusted EBITDAre from investments we acquired or stabilized during the applicable quarter and remove Adjusted EBITDAre from investments we disposed of during the applicable quarter, giving pro forma effect to all transactions as if they occurred at the beginning of the period, consistent with the requirements of Article 11 of Regulation S-X. The annualized Pro Forma Adjustments are consistent with the debt service coverage ratio calculated under financial covenants for our senior unsecured notes. The following table summarizes our Annualized Pro Forma Adjustments related to our Annualized Pro Forma Adjusted EBITDAre calculation for the periods indicated below (in thousands):

	Three months ended December 31,
	2024	2023
Annualized pro forma adjustments from investments acquired or stabilized	$82,848	$77,012
Annualized pro forma adjustments from investments disposed	(3,705)	(2,093)
Annualized Pro Forma Adjustments	$79,143	$74,919

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS ("FFO") AND NORMALIZED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS ("Normalized FFO")
We define FFO, a non-GAAP measure, consistent with the National Association of Real Estate Investment Trusts' definition, as net income available to common stockholders, plus depreciation and amortization of real estate assets, plus provisions for impairments of depreciable real estate assets, and reduced by gain on property sales. We define Normalized FFO, a non-GAAP financial measure, as FFO excluding merger, transaction, and other costs, net. We define diluted FFO and diluted normalized FFO as FFO and normalized FFO adjusted for dilutive noncontrolling interests.
The following summarizes our FFO and Normalized FFO (in millions, except per share data):

	Years ended December 31,
	2024	2023	% Change
FFO available to common stockholders	$3,467.7	$2,822.1	22.9%
FFO per common share (1)	$4.01	$4.07	(1.5)%
Normalized FFO available to common stockholders	$3,564.0	$2,836.6	25.6%
Normalized FFO per common share (1)	$4.12	$4.09	0.7%
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

	Years ended December 31,
	2024	2023
Net income available to common stockholders	$847,893	$872,309
Depreciation and amortization	2,395,644	1,895,177
Depreciation of furniture, fixtures and equipment	(2,857)	(2,239)
Provisions for impairment of real estate	319,032	82,208
Gain on sales of real estate	(117,275)	(25,667)
Proportionate share of adjustments for unconsolidated entities	29,124	4,205
FFO adjustments allocable to noncontrolling interests	(3,902)	(3,855)
FFO available to common stockholders	$3,467,659	$2,822,138
FFO allocable to dilutive noncontrolling interests	6,611	5,552
Diluted FFO	$3,474,270	$2,827,690

FFO available to common stockholders	$3,467,659	$2,822,138
Merger, transaction, and other costs, net	96,292	14,464
Normalized FFO available to common stockholders	$3,563,951	$2,836,602
Normalized FFO allocable to dilutive noncontrolling interests	6,611	5,552
Diluted Normalized FFO	$3,570,562	$2,842,154

FFO per common share:
Basic	$4.02	$4.08
Diluted	$4.01	$4.07
Normalized FFO per common share:
Basic	$4.13	$4.10
Diluted	$4.12	$4.09
Distributions paid to common stockholders	$2,691,719	$2,111,793
FFO available to common stockholders in excess of distributions paid to common stockholders	$775,940	$710,345
Normalized FFO available to common stockholders in excess of distributions paid to common stockholders	$872,232	$724,809
Weighted average number of common shares used for FFO and Normalized FFO:
Basic	862,959	692,298
Diluted	865,842	694,819
We consider FFO and Normalized FFO to be appropriate supplemental measures of a REIT’s operating performance as they are based on a net income analysis of property portfolio performance that adds back items such as depreciation and impairments for FFO, and adds back merger, transaction, and other costs, net, for Normalized FFO. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative.

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS ("AFFO")
We define AFFO, a non-GAAP measure, as FFO adjusted for unique revenue and expense items, which we believe are not as pertinent to the measurement of our ongoing operating performance. We define diluted AFFO as AFFO adjusted for dilutive noncontrolling interests.
The following summarizes our AFFO (in millions, except per share data):

	Years ended December 31,
	2024	2023	% Change
AFFO available to common stockholders	$3,621.4	$2,774.9	30.5%
AFFO per common share (1)	$4.19	$4.00	4.8%
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

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable U.S. GAAP measure) to Normalized FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (in thousands, except per share amounts). Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported AFFO.

	Years ended December 31,
	2024	2023
Net income available to common stockholders	$847,893	$872,309
Cumulative adjustments to calculate Normalized FFO (1)	2,716,058	1,964,293
Normalized FFO available to common stockholders	3,563,951	2,836,602
Excess of redemption value over carrying value of preferred shares redeemed	5,116	—
Amortization of share-based compensation	32,741	26,227
Amortization of net debt discounts (premiums) and deferred financing costs	15,361	(44,568)
Amortization of acquired interest rate swap value (2)	13,935	—
Non-cash change in allowance for credit losses (3)	106,801	4,874
Leasing costs and commissions	(8,558)	(9,878)
Recurring capital expenditures	(402)	(331)
Straight-line rent and expenses, net	(171,887)	(141,130)
Amortization of above and below-market leases, net	55,870	79,101
Deferred tax expense	3,552	—
Proportionate share of adjustments for unconsolidated entities	(2,078)	932
Other adjustments (4)	7,035	23,041
AFFO available to common stockholders	$3,621,437	$2,774,870
AFFO allocable to dilutive noncontrolling interests	6,599	5,540
Diluted AFFO	$3,628,036	$2,780,410
AFFO per common share:
Basic	$4.20	$4.01
Diluted	$4.19	$4.00
Distributions paid to common stockholders	$2,691,719	$2,111,793
AFFO available to common stockholders in excess of distributions paid to common stockholders	$929,718	$663,077
Weighted average number of common shares used for computation per share:
Basic	862,959	692,298
Diluted	865,842	694,819
(1)See reconciling items for Normalized FFO presented under “Funds from Operations Available to Common Stockholders ("FFO") and Normalized Funds from Operations Available to Common Stockholders ("Normalized FFO")".
(2)Includes the amortization of the purchase price allocated to interest rate swaps acquired in the Merger.
(3)Credit losses primarily relate to the impairment of financing receivables.
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
The following table presents, by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of December 31, 2024. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes.
Expected Maturity Data
The following table summarizes the maturity of our debt as of December 31, 2024 (dollars in millions):

Year of Principal Due	Fixed rate debt		Weighted average rate on fixed rate debt	Variable rate debt	Weighted average rate on variable rate debt
2025	$1,893.4		4.22%	$67.3	3.05%
2026	3,447.6	(1)	4.33%	1,062.9	4.41%
2027	2,835.9		2.85%	—	—
2028	2,501.0		3.19%	—	—
2029	2,388.8		3.94%	—	—
Thereafter	12,313.9		4.07%	—	—
Total (2)	$25,380.6		3.88%	$1,130.2	4.33%
Fair Value (3)	$24,034.1			$1,130.2
(1)In January 2024, we entered into interest rate swaps on our 2023 term loans, which fixed our per annum interest rate at 4.9% until January 2026.
(2)Excludes net premiums and discounts recorded on mortgages payable, net premiums and discounts recorded on notes payable, and deferred financing costs on term loans, mortgages payable, notes payable.
(3)We base the estimated fair value of our fixed rate mortgages and private senior notes payable at December 31, 2024, on the relevant forward interest rate curve, plus an applicable credit-adjusted spread. We base the estimated fair value of the publicly traded fixed rate senior notes and bonds at December 31, 2024, on the indicative market prices and recent trading activity of our senior notes and bonds payable. We believe that the carrying values of the line of credit, commercial paper borrowings, and term loans reasonably approximate their estimated fair values at December 31, 2024.
The table above incorporates only those exposures that exist as of December 31, 2024. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

At December 31, 2024, our outstanding mortgages payable, notes, and bonds had fixed interest rates. Interest on our credit facility and commercial paper borrowings and term loans is variable. However, the variable interest rate feature on our term loans have been mitigated by interest rate swap agreements. At December 31, 2024, a 1% change in interest rates on our variable-rate debt would change our interest rate costs by $11.3 million.
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

Item 8:         Financial Statements and Supplementary Data

A.	Reports of Independent Registered Public Accounting Firm

B.	Consolidated Balance Sheets, December 31, 2024 and December 31, 2023

C.	Consolidated Statements of Income and Comprehensive Income, Years ended December 31, 2024, 2023, and 2022

D.	Consolidated Statements of Equity, Years ended December 31, 2024, 2023, and 2022

E.	Consolidated Statements of Cash Flows, Years ended December 31, 2024, 2023, and 2022

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Realty Income Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of the Fair Value of Acquired Land
As discussed in Notes 2 and 4 to the consolidated financial statements, during 2024 the Company acquired $10.1 billion of real estate properties. As discussed in Note 1, the purchase price of a real estate acquisition is typically allocated among the individual components of both tangible and intangible assets and liabilities acquired based on their estimated fair values.

We identified the evaluation of the fair value of acquired land as a critical audit matter. Specifically, the measurement of the fair values of land is dependent upon significant assumptions of market land values for which relevant external market data is not always readily available. Subjective auditor judgment was required in evaluating the fair value measurements given the sensitivity of the fair value measurements to changes in these assumptions.

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
February 25, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Realty Income Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Realty Income Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 25, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
San Diego, California
February 25, 2025

Item 1: Financial Statements
REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Real estate held for investment, at cost:
Land	$17,320,520	$14,929,310
Buildings and improvements	40,974,535	34,657,094
Total real estate held for investment, at cost	58,295,055	49,586,404
Less accumulated depreciation and amortization	(7,381,083)	(6,072,118)
Real estate held for investment, net	50,913,972	43,514,286
Real estate and lease intangibles held for sale, net	94,979	31,466
Cash and cash equivalents	444,962	232,923
Accounts receivable, net	877,668	710,536
Lease intangible assets, net	6,322,992	5,017,907
Goodwill	4,932,199	3,731,478
Investment in unconsolidated entities	1,229,699	1,172,118
Other assets, net	4,018,568	3,368,643
Total assets	$68,835,039	$57,779,357
LIABILITIES AND EQUITY
Distributions payable	$238,045	$195,222
Accounts payable and accrued expenses	759,416	738,526
Lease intangible liabilities, net	1,635,770	1,406,853
Other liabilities	923,128	811,650
Line of credit payable and commercial paper	1,130,201	764,390
Term loans, net	2,358,417	1,331,841
Mortgages payable, net	80,784	821,587
Notes payable, net	22,657,592	18,602,319
Total liabilities	$29,783,353	$24,672,388
Commitments and contingencies (Note 21)
Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 1,300,000 shares authorized, 891,511 and 752,460 shares issued and outstanding as of December 31, 2024 and 2023, respectively	$47,451,068	$39,629,709
Distributions in excess of net income	(8,648,559)	(6,762,136)
Accumulated other comprehensive income	38,229	73,894
Total stockholders’ equity	$38,840,738	$32,941,467
Noncontrolling interests	210,948	165,502
Total equity	$39,051,686	$33,106,969
Total liabilities and equity	$68,835,039	$57,779,357
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Years ended December 31,
	2024	2023	2022
REVENUE
Rental (including reimbursable)	$5,043,748	$3,958,150	$3,299,657
Other	227,394	120,843	44,024
Total revenue	5,271,142	4,078,993	3,343,681
EXPENSES
Depreciation and amortization	2,395,644	1,895,177	1,670,389
Interest	1,016,955	730,423	465,223
Property (including reimbursable)	377,675	316,964	226,330
General and administrative	176,895	144,536	138,459
Provisions for impairment	425,833	87,082	25,860
Merger, transaction, and other costs, net	96,292	14,464	13,897
Total expenses	4,489,294	3,188,646	2,540,158
Gain on sales of real estate	117,275	25,667	102,957
Foreign currency and derivative gain (loss), net	3,420	(13,414)	(13,311)
Gain on extinguishment of debt	—	—	367
Equity in earnings of unconsolidated entities	7,793	2,546	(6,448)
Other income, net	23,606	23,789	30,511
Income before income taxes	933,942	928,935	917,599
Income taxes	(66,601)	(52,021)	(45,183)
Net income	867,341	876,914	872,416
Net income attributable to noncontrolling interests	(6,569)	(4,605)	(3,008)
Net income attributable to the Company	860,772	872,309	869,408
Preferred stock dividends	(7,763)	—	—
Excess of redemption value over carrying value of preferred shares redeemed	(5,116)	—	—
Net income available to common stockholders	$847,893	$872,309	$869,408
Amounts available to common stockholders per common share:
Net income, basic and diluted	$0.98	$1.26	$1.42
Weighted average common shares outstanding:
Basic	862,959	692,298	611,766
Diluted	863,792	693,024	612,181
Net income available to common stockholders	$847,893	$872,309	$869,408
Total other comprehensive (loss) income
Foreign currency translation adjustment	(32,883)	64,326	(55,154)
Unrealized (loss) gain on derivatives, net	(2,782)	(37,265)	97,054
Total other comprehensive (loss) income	$(35,665)	$27,061	$41,900
Comprehensive income available to common stockholders	$812,228	$899,370	$911,308
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)
Years ended December 31, 2024, 2023, and 2022

	Shares of preferred stock	Preferred stock and paid in capital	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income	Total stockholders’ equity	Non-controlling interests	Total equity
Balance, December 31, 2021	—	—	591,262	$29,578,212	$(4,530,571)	$4,933	$25,052,574	$76,826	$25,129,400
Net income	—	—	—	—	869,408	—	869,408	3,008	872,416
Other comprehensive income	—	—	—	—	—	41,900	41,900	—	41,900
Distributions paid and payable	—	—	—	—	(1,832,030)	—	(1,832,030)	(4,125)	(1,836,155)
Share issuances, net of costs	—	—	68,876	4,570,766	—	—	4,570,766	—	4,570,766
Contributions by noncontrolling interests	—	—	—	—	—	—	—	51,221	51,221
Reallocation of equity	—	—	—	(3,210)	—	—	(3,210)	3,210	—
Share-based compensation, net	—	—	162	13,741	—	—	13,741	—	13,741
Balance, December 31, 2022	—	—	660,300	$34,159,509	$(5,493,193)	$46,833	$28,713,149	$130,140	$28,843,289
Net income	—	—	—	—	872,309	—	872,309	4,605	876,914
Other comprehensive income	—	—	—	—	—	27,061	27,061	—	27,061
Distributions paid and payable	—	—	—	—	(2,141,252)	—	(2,141,252)	(9,340)	(2,150,592)
Share issuances, net of costs	—	—	91,902	5,450,982	—	—	5,450,982	—	5,450,982
Contributions by noncontrolling interests	—	—	—	—	—	—	—	40,097	40,097
Share-based compensation, net	—	—	258	19,218	—	—	19,218	—	19,218
Balance, December 31, 2023	—	—	752,460	$39,629,709	$(6,762,136)	$73,894	$32,941,467	$165,502	$33,106,969
Net income	—	—	—	—	860,772	—	860,772	6,569	867,341
Other comprehensive loss	—	—	—	—	—	(35,665)	(35,665)	—	(35,665)
Distributions paid and payable	—	—	—	—	(2,742,079)	—	(2,742,079)	(10,398)	(2,752,477)
Share issuance, net of costs	—	—	30,381	1,754,895	—	—	1,754,895	—	1,754,895
Shares issued with merger	6,900	167,394	108,308	6,043,641	—	—	6,043,641	—	6,043,641
Contributions by noncontrolling interests	—	—	—	—	—	—	—	2,022	2,022
Issuance of common partnership units	—	—	—	(768)	—	—	(768)	47,253	46,485
Preferred shares redeemed	(6,900)	(167,394)	—	—	(5,116)	—	(5,116)	—	(5,116)
Share-based compensation, net	—	—	362	23,591	—	—	23,591	—	23,591
Balance, December 31, 2024	—	—	891,511	$47,451,068	$(8,648,559)	$38,229	$38,840,738	$210,948	$39,051,686
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$867,341	$876,914	$872,416
Adjustments to net income:
Depreciation and amortization	2,395,644	1,895,177	1,670,389
Amortization of share-based compensation	57,493	26,227	21,617
Non-cash revenue adjustments	(116,017)	(62,029)	(57,009)
Gain on extinguishment of debt	—	—	(367)
Amortization of net premiums on mortgages payable	30	(12,803)	(13,622)
Amortization of net premiums on notes payable	(3,309)	(60,657)	(62,989)
Amortization of deferred financing costs	23,939	26,670	15,613
Foreign currency and unrealized derivative (gain) loss, net	(19,394)	37,776	220,948
Non-cash interest expense (income)	11,505	(7,189)	718
Gain on sales of real estate	(117,275)	(25,667)	(102,957)
Equity in earnings of unconsolidated entities	(7,793)	(2,546)	6,448
Distributions on common equity from unconsolidated entities	21,038	5,807	1,605
Provisions for impairment	425,833	87,082	25,860
Deferred income taxes	3,552	—	—
Change in assets and liabilities
Accounts receivable and other assets	28,082	(111,286)	(29,524)
Accounts payable, accrued expenses and other liabilities	2,607	285,293	(5,290)
Net cash provided by operating activities	3,573,276	2,958,769	2,563,856
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(3,262,437)	(8,053,595)	(8,886,436)
Improvements to real estate, including leasing costs	(121,411)	(68,692)	(95,514)
Investment in unconsolidated entities	(70,381)	(1,179,306)	—
Investment in loans	(631,650)	(201,621)	—
Proceeds from sales of real estate	589,450	117,354	436,115
Return of investment from unconsolidated entities	—	3,927	1,401
Net proceeds from sale of unconsolidated entities	—	—	108,088
Proceeds from note receivable	57,300	—	5,867
Insurance proceeds received	2,788	27,279	49,070
Non-refundable escrow deposits	(225)	(200)	(5,667)
Net cash acquired in merger	93,683	—	—
Net cash used in investing activities	(3,342,883)	(9,354,854)	(8,387,076)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(2,691,719)	(2,111,793)	(1,813,431)
Cash distributions to preferred stockholders	(7,763)	—	—
Borrowings on line of credit and commercial paper programs	36,887,003	77,338,040	28,539,299
Payments on line of credit and commercial paper programs	(36,528,598)	(79,398,193)	(27,434,617)
Proceeds from term loan	—	1,029,383	—
Principal payment on term loan	(250,000)	—	—
Proceeds from notes payable issued	2,657,925	4,239,745	2,154,662
Principal payment on notes payable	(849,999)	—	—
Principal payments on mortgages payable	(740,505)	(22,015)	(312,234)
Proceeds from common stock offerings, net	1,742,810	5,439,462	4,556,028
Proceeds from dividend reinvestment and stock purchase plan	11,812	11,519	11,654
Redemption of preferred stock	(172,510)	—	—
Distributions to noncontrolling interests	(10,143)	(7,725)	(3,935)
Net receipts on derivative settlements	—	7,853	79,763
Debt issuance costs	(60,615)	(81,898)	(34,156)
Other items, including shares withheld upon vesting	(8,856)	(7,022)	(4,790)
Net cash (used in) provided by financing activities	(21,158)	6,437,356	5,738,243
Effect of exchange rate changes on cash and cash equivalents	(5,904)	24,023	(20,511)
Net increase (decrease) in cash, cash equivalents and restricted cash	203,331	65,294	(105,488)
Cash, cash equivalents and restricted cash, beginning of period	292,175	226,881	332,369
Cash, cash equivalents and restricted cash, end of period	$495,506	$292,175	$226,881
For supplemental disclosures, see note 19, Supplemental Disclosures of Cash Flow Information.
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

1.    Summary of Significant Accounting Policies
Realty Income Corporation (“Realty Income,” the “Company,” “we,” “our” or “us”), a Maryland corporation, is an S&P 500 company and real estate partner to the world's leading companies. The Company was founded in 1969 and our shares of common stock trade on the New York Stock Exchange ("NYSE") under the symbol “O”.
As of December 31, 2024, we owned or held interests in a diversified portfolio of 15,621 properties located in all 50 states of the United States ("U.S."), the United Kingdom ("U.K."), and six other countries in Europe, with approximately 339.4 million square feet of leasable space.
In January 2024, we completed our merger (the "Merger") with Spirit Realty Capital, Inc. (“Spirit”). For more details, please see note 2, Merger with Spirit Realty Capital, Inc.
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

At December 31, 2024, we are considered the primary beneficiary of Realty Income, L.P. and certain investments, including investments in joint ventures. Below is a summary of selected financial data of such consolidated VIEs, included on our consolidated balance sheets at December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
Net real estate	$2,882,135	$2,866,272
Total assets	$3,461,843	$3,588,720
Total liabilities	$131,096	$134,366
The portion of a consolidated entity not owned by us is recorded as a noncontrolling interest. Noncontrolling interests are reflected on our consolidated balance sheets as a component of equity. Noncontrolling interests that were created or assumed as part of a business combination or asset acquisition were recognized at fair value as of the date of the transaction. For further details, see note 11, Noncontrolling Interests.
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
Net Income per Common Share. Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income per common share is computed by dividing net income available to common stockholders, plus income attributable to dilutive shares and convertible common units for the period, by the weighted average number of common shares that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period. For more detail, see note 18, Net Income per Common Share.
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
Income Taxes. We have elected to be taxed as a real estate investment trust ("REIT"), under the Internal Revenue Code of 1986, as amended. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income. Assuming our dividends equal or exceed our taxable net income in the U.S., we generally will not be required to pay U.S. income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of our taxable REIT subsidiaries ("TRS"). A TRS is a subsidiary of a REIT that is subject to federal, state and local income taxes, as applicable. Our use of TRS entities enables us to engage in certain business activities while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. We are liable for taxes in our applicable international territories and have made the appropriate provisions in those territories. Therefore, the income taxes recorded in our consolidated statements of income and comprehensive income represent amounts for U.S. income taxes on our TRS entities, city and state income and franchise taxes, as well as income taxes for the applicable international territories.
We recognize deferred income tax in our taxable subsidiaries, including certain international jurisdictions. Deferred income tax assets and liabilities are generally the result of temporary differences between book and tax accounting, such as timing differences caused by different useful lives used for depreciation. We provide for a valuation allowance for deferred income tax assets if we believe some or all of the deferred income tax assets may not be realized. As of December 31, 2024, we had $3.5 million of net deferred tax liabilities, which are reported in 'Other liabilities' on our consolidated balance sheets.

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
Loans Receivable. Our acquired loans are classified as held for investment and are carried at their amortized cost basis. We recognize interest income on loans receivable using a method that approximates the effective-interest method. Direct costs associated with originating loans, along with any premium or discount, are deferred and amortized as an adjustment to interest income over the term of the loan using the effective interest method. When management identifies the full recovery of the contractually specified payments of principal and interest of a loan is less than probable, we evaluate the expected loss amount and place it on non-accrual status. We made the accounting policy election to record accrued interest on our loan portfolio separate from our loan receivable and other lending investments. These loans and the related interest receivable are presented in 'Other assets, net' on our consolidated balance sheets.
Financing Receivables. For properties we acquire that qualify as sale-leaseback transactions and for which the purchase price is in excess of the fair value of the real estate acquired, the difference is accounted for as financing receivables, presented within 'Other assets, net' on our consolidated balance sheets. Rent payments are allocated between rental income and the financing receivable. Interest income on the financing receivable is recognized using the interest rate implicit in the leaseback and presented within 'Other' revenue in our consolidated statements of income and comprehensive income.
Allowance for Credit Losses. The allowance for credit losses, which is recorded as a reduction to loans receivable and financing receivable within 'Other assets, net' on our consolidated balance sheets, is measured using a probability of default method based on our clients' respective credit ratings, our historical experience, and the expected value of the underlying collateral upon its repossession. If we determine a financing receivable no longer shares risk characteristics with other financing receivables in the pool, we evaluate the financing receivable for expected credit losses on an individual basis. Included in our model are factors that incorporate forward-looking information. Changes in our allowance for credit losses are presented in 'Provisions for impairment' in our consolidated statements of income and comprehensive income. For further details, see note 6, Investments in Loans and Financing Receivables.

Merger, Transaction, and Other Costs, Net. Merger, transaction, and other costs, net include (i) merger-related transaction costs, primarily consisting of employee severance, post-combination share-based compensation, transfer taxes, and various professional fees directly attributable to a merger, (ii) organization costs for potential strategic ventures and business lines, (iii) corporate facilities lease termination costs, and (iv) other costs that do not align with the ongoing operations of our business. During the year ended December 31, 2024, we incurred $96.3 million of merger, transaction, and other costs, net consisting of $86.7 million of transaction and integration-related costs related to Spirit (see note 2), $5.1 million related to the lease termination of a legacy corporate facility, and $4.5 million related to the establishment of our private fund.
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
Allocation of the Purchase Price of Real Estate Acquisitions. We evaluate whether or not substantially all of the fair value of acquired assets is concentrated in a single identifiable asset or group of identifiable assets to determine whether a transaction is accounted for as an asset acquisition or a business combination. As the fair value of most of our real estate acquisitions is concentrated in either a single identifiable asset or a group of similar identifiable assets, our real estate transactions are generally accounted for as asset acquisitions, and the transaction costs associated with those acquisitions are capitalized to the basis of the acquired properties. Any difference between the total cost and estimated fair value of an asset acquisition is allocated to the real estate properties (i.e., land and buildings/improvements) and related lease intangibles (i.e., in-place lease and any related off-market terms) on a relative fair value basis. All other assets acquired and liabilities assumed are recorded at fair value.
For business combinations, on the other hand, we expense the transaction costs and categorize them as 'Merger, transaction, and other costs, net' in our consolidated statements of income and comprehensive income. All assets acquired and liabilities assumed in a business combination are recorded at fair value. The amount of any purchase consideration that exceeds the fair value of all identified assets acquired and liabilities assumed is recognized as goodwill. To the extent that the purchase price is less than the fair value, however, a gain on bargain purchase is recognized. As permitted under ASC 805, Business Combinations, we may record measurement period adjustments within one year of the acquisition date.
Whether a transaction is accounted for as an asset acquisition or business combination, the measurement of fair value is based on management's judgment and various factors, including market land and building values, market rental rates, discount rates, and capitalization rates. Our methodology for measuring and allocating the fair value of real estate acquisitions includes both observable market data (categorized as level 2 on the three-level valuation hierarchy of ASC 820, Fair Value Measurement), and unobservable inputs that reflect our own internal assumptions (categorized as level 3 under ASC 820). Given the significance of the unobservable inputs, we believe the allocations of fair value of real estate acquisitions should be categorized as level 3 under ASC 820. From time to time, we have used, and may continue to use, the assistance of independent third parties specializing in real estate valuations to prepare our purchase price allocations.
The allocation of tangible assets (which includes land and buildings/improvements) of an acquired property with an in-place lease is based upon fair value. Land is typically valued utilizing the sales comparison (or market) approach. Buildings and improvements are typically valued under the replacement cost approach. Operating properties may be valued using the direct capitalization method, a type of income approach where a capitalization rate is applied to the stabilized estimated net operating income of a property. The determined fair value of each property is then allocated to land, building, and improvements at a property level. In allocating the fair value to identified intangibles for above-market or below-market leases, an amount is recorded based on the present value of the difference between (i) the contractual amount to be paid pursuant to the in-place lease and (ii) our estimate of fair market lease rate for the corresponding in-place lease, measured over the remaining assumed contract term of the lease. The value of in-place leases is determined by our estimated costs related to acquiring a client and the carrying costs that would be incurred over the vacancy period to locate a client if the property were vacant, considering market conditions and costs to execute similar leases at the time of acquisition.
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
Real Estate and Lease Intangibles Held for Sale. We generally reclassify assets to held for sale when the disposition has been approved, there are no known contingencies relating to the sale and the consummation of the disposition is considered probable within one year. Upon classifying a real estate investment as held for sale, we will no longer recognize depreciation expense related to the depreciable assets of the property. Assets held for sale are recorded at the lower of carrying value or estimated fair value, less the estimated cost to dispose of the assets. Thirty-six properties were classified as held for sale at December 31, 2024.
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
Investment in Unconsolidated Entities. Investments in unconsolidated entities of which we are not considered the primary beneficiary, include VIEs and are accounted for using the equity method as we have the ability to exercise significant influence over operating and financing policies of these investments. We initially recognize the fair value of our contribution as an equity method investment. We subsequently adjust these balances for our proportionate share of net earnings/losses of the entities, distributions received, and contributions made. Transaction costs related to the formation of equity method investments are also capitalized, resulting in a basis difference. This basis difference is amortized over the estimated useful life of the respective underlying assets and/or liabilities. The carrying value of our investment is included in 'Investment in unconsolidated entities' on our consolidated balance sheets. We record our proportionate share of net income from the unconsolidated entities in 'Equity in earnings of unconsolidated entities' in our consolidated statements of income and comprehensive income. With regard to distributions from unconsolidated entities, we have elected the nature of distribution approach as the information is available to us to determine the nature of the underlying activity that generated the distributions. In accordance with such approach, cash flows generated from the operations of an unconsolidated entity are classified as a return on investment (cash inflow from operating activities) and cash flows that are generated from other activities, such as property sales, debt refinancing or sale and redemptions of our investments are classified as a return of investment (cash inflow from investing activities). Our contribution to the unconsolidated entities or any distributions from them as returns of investment are classified as investing activities.
Our investment in unconsolidated entities includes preferred interests. Upon acquisition, we assess whether such investment should be considered debt or equity securities based on investment terms. As of December 31, 2024, our investment balance includes preferred interests classified as equity securities without a readily determinable fair value, for which we elect to apply the measurement alternative and record the value of the investment at cost, less any applicable impairment.
Goodwill. Upon the closing of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill. In connection with the Merger, we recorded goodwill as a result of consideration exceeding the net assets acquired. For further details, see note 2, Merger with Spirit Realty Capital, Inc.
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
Depreciation and Amortization. Land, buildings and improvements are recorded and stated at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. Buildings and improvements that are under redevelopment, or are being developed, are carried at cost and no depreciation is recorded on these assets. Additionally, amounts essential to the development of the property, such as pre-

construction, development, construction, interest and other costs incurred during the period of development are capitalized. We cease capitalization when the property is available for occupancy upon substantial completion of property improvements to accommodate the client's use, but in any event no later than one year from the completion of major construction activity.
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
Provisions for Impairment - Real Estate Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property, a fair value analysis is performed and, to the extent the estimated fair value is less than the current book value, a provision for impairment is recorded to reduce the book value to estimated fair value. Key assumptions that we utilize in this analysis include projected rental rates, estimated holding periods, capital expenditures and property sales capitalization rates. For further details, see note 12, Fair Value Measurements.
Provisions for Impairment - Goodwill. Goodwill is not amortized, but is subject to impairment reviews annually, or more frequently if necessary. Goodwill is qualitatively assessed to determine whether a quantitative impairment assessment is necessary. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized, and the asset is written down to its estimated fair value. We perform our annual goodwill impairment assessment as of June 30. During the years ended December 31, 2024, 2023, and 2022, there were no impairments of goodwill.
Provisions for Impairment - Investment in Unconsolidated Entities. During our ownership of properties that are accounted for under the equity method and considered unconsolidated entities, and when circumstances indicate that a decrease in the value of an equity method investment has occurred that is other than temporary, we recognize an impairment loss, which requires significant judgment. To determine whether the impairment loss is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying value is fully recovered. We evaluate the impairment of our investment in unconsolidated entities in accordance with accounting standards for equity investments by first reviewing each investment for indicators of impairment. If indicators are present, we estimate the fair value of the investments. If the carrying value of the investment is greater than the estimated fair value, we make an assessment of whether the impairment is temporary or other-than-temporary. In making this assessment, we consider the length of time and the extent to which fair value has been less than cost, the financial condition and near-term prospects of the entity, and our intent and ability to retain the interest long enough for a recovery in market value. The investment is then reduced to its estimated fair value if conclusions indicate the impairment is other than temporary.
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
Newly Issued Accounting Standards.
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, requiring all public business entities to provide additional disclosure of the nature of expenses included in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, on a prospective basis, with early adoption permitted. We are currently evaluating the impact on our financial statement disclosures.
In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, Income Taxes, to enhance income tax disclosures, provide more information about tax risks and opportunities present in worldwide operations, and to disaggregate existing income tax disclosures. The guidance is effective for annual periods beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. We are currently evaluating the impact on our financial statement disclosures.
Recently Adopted Accounting Standards.
The Company adopted ASU 2023-07, Segment Reporting, during the fourth quarter of 2024, which established improvements to reportable segments disclosures to enhance segment reporting under Topic 280. This ASU was intended to change how public entities identify and aggregate operating segments and apply quantitative thresholds to determine their reportable segments. This ASU also required public entities that operate as a single reportable segment to provide all segment disclosures in Topic 280, not just entity level disclosures. Refer to note 20, Segment and Geographic Information, for our updated disclosure.
2.    Merger with Spirit Realty Capital, Inc.
On October 29, 2023, we entered into an Agreement and Plan of Merger (as amended, or the “Merger Agreement”) with Saints MD Subsidiary, Inc., (“Merger Sub”), a Maryland corporation and direct wholly owned subsidiary of Realty Income, and Spirit, a Maryland corporation.
On January 23, 2024, we completed our merger with Spirit. Pursuant to the terms and subject to the conditions of the Merger Agreement, Spirit merged with and into Merger Sub, with Merger Sub continuing as the surviving corporation. At the effective time of the Merger (the “Effective Time”), (i) each outstanding share of Spirit common stock, par value $0.05 per share, automatically converted into 0.762 (the “Exchange Ratio”) of a newly issued share of our common stock, subject to adjustments as set forth in the Merger Agreement, and cash in lieu of fractional shares, and (ii) each outstanding share of Spirit’s 6.000% Series A Cumulative Redeemable preferred stock, par value $0.01 per share ("Spirit Series A Preferred Stock"), converted into the right to receive one share of newly issued Realty Income 6.000% Series A Cumulative Redeemable preferred stock (“Realty Income Series A Preferred Stock”), having substantially the same terms as the Spirit Series A Preferred Stock. Immediately prior to the Effective Time, each award of outstanding restricted Spirit common stock and Spirit performance share award was cancelled and converted into Realty Income common stock, using the Exchange Ratio. For more details, see note 16, Series A Preferred Stock.
The primary reason for the Merger was to expand our size, scale and diversification, in order to further position us as the real estate partner of choice for large net lease transactions.

The Merger has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, with Realty Income as the accounting acquirer, which requires, among other things, that the assets acquired, and liabilities assumed be recognized at their acquisition date fair value. The fair value of the consideration transferred on the date of the acquisition is as follows (in thousands, except share and per share data):

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
(1) Includes 142.1 million shares of Spirit common stock outstanding as of January 23, 2024, which were converted into Realty Income common stock at the Effective Time at an Exchange Ratio of 0.762 per share of Spirit common stock. The portion of the converted unvested Spirit restricted stock awards related to post-combination expense is removed in footnote (2) below.
(2) Represents the fair value of fully vested Spirit restricted stock and performance share awards that were accelerated and converted into Realty Income common stock at the Effective Time, reflecting the value attributable to post-combination services. Spirit restricted stock and performance share awards are included in Spirit's outstanding common stock as of the date of the Merger. The fair value attributable to pre-combination services was $41.7 million and is included in the consideration transferred above.
A.    Final Purchase Price Allocation
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

	At Acquisition Date As Reported March 31, 2024	Measurement Period Adjustments	At Acquisition Date As Reported December 31, 2024
ASSETS
Land	$1,853,895	$3,247	$1,857,142
Buildings and improvements	4,859,162	90,314	4,949,476
Total real estate held for investment	6,713,057	93,561	6,806,618
Real estate and lease intangibles held for sale	35,650	(1,583)	34,067
Cash and cash equivalents	93,683	—	93,683
Accounts receivable	12,959	(145)	12,814
Lease intangible assets (1)	2,214,615	(32,804)	2,181,811
Goodwill	1,259,864	(59,143)	1,200,721
Other assets (2)	174,672	(1,881)	172,791
Total assets acquired	$10,504,500	$(1,995)	$10,502,505
LIABILITIES
Accounts payable and accrued expenses	$56,407	$(1,934)	$54,473
Lease intangible liabilities (3)	378,369	(203)	378,166
Other liabilities	101,954	142	102,096
Term loans	1,300,000	—	1,300,000
Notes payable	2,481,486	—	2,481,486
Total liabilities assumed	$4,318,216	$(1,995)	$4,316,221
Net assets acquired, at fair value	$6,186,284	$—	$6,186,284
Total purchase price	$6,186,284	$—	$6,186,284
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

The initial assessment of fair value provided in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024, June 30, 2024, and September 30, 2024 were considered preliminary and were based on information that was available to management at the time the consolidated financial statements were prepared. Measurement period adjustments were recorded in the period in which they were determined, as if they had been completed at the acquisition date. Before the first anniversary of the date of the Merger, final measurement period adjustments recorded in the year ended December 31, 2024 resulted from updated valuations related to real estate assets and liabilities, in addition to loans receivable. The adjustments were determined based on additional information that existed at the acquisition date but was not contemplated in our initial fair value assessment and resulted in a decrease to goodwill of $59.1 million.
Approximately $1.20 billion has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. The recognized goodwill is attributable to expected synergies and benefits arising from the Merger, including anticipated financing and corporate overhead cost savings. None of the goodwill recognized is deductible for tax purposes.
B.    Merger-related Transaction Costs
In conjunction with the Merger, we incurred $86.7 million of merger-related transaction costs during the year ended December 31, 2024, primarily consisting of employee severance, post-combination share-based compensation, transfer taxes, and various professional fees directly attributable to the Merger.
C.    Unaudited Pro Forma Financial Information
The following unaudited pro forma information presents a summary of our combined results of operations for the years ended December 31, 2024 and 2023, respectively, as if the Merger had occurred on January 1, 2023 (in millions, except per share data). The pro forma financial information is not necessarily indicative of the results of operations had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

	Years ended December 31,
	2024	2023
Total revenues	$5,319.1	$4,868.2
Net income	$945.9	$893.2
Basic and diluted earnings per share	$1.10	$1.12
Our consolidated results of operations for the year ended December 31, 2024 include $762.7 million of revenues and $103.1 million of net income, respectively, associated with the results of operations of Spirit from the closing of the Merger on January 23, 2024 to December 31, 2024.
3.    Supplemental Detail for Certain Components of Consolidated Balance Sheets (in thousands):

A.	Accounts receivable, net, consist of the following at:	December 31, 2024	December 31, 2023
	Straight-line rent receivables, net	$694,844	$516,692
	Client receivables, net	182,824	193,844
		$877,668	$710,536

B.	Lease intangible assets, net, consist of the following at:	December 31, 2024	December 31, 2023
	In-place leases	$7,347,301	$5,500,404
	Above-market leases	2,203,420	1,811,400
	Accumulated amortization of in-place leases	(2,487,302)	(1,746,377)
	Accumulated amortization of above-market leases	(742,338)	(549,319)
	Other items	1,911	1,799
		$6,322,992	$5,017,907

C.	Other assets, net, consist of the following at:	December 31, 2024	December 31, 2023
	Financing receivables, net	$1,609,044	$1,570,943
	Loan receivable, net	828,500	205,339
	Right of use asset - financing leases, net	653,353	706,837
	Right of use asset - operating leases, net	619,350	594,712
	Prepaid expenses	63,499	33,252
	Value-added tax receivable	48,075	100,672
	Derivative assets and receivables - at fair value	47,165	21,170
	Restricted escrow deposits	36,326	6,247
	Interest receivable	16,071	6,139
	Impounds related to mortgages payable	14,218	53,005
	Corporate assets, net	12,763	12,948
	Credit facility origination costs, net	7,331	12,264
	Investment in sales type lease	6,138	6,056
	Non-refundable escrow deposits	225	200
	Other items	56,510	38,859
		$4,018,568	$3,368,643

D.	Accounts payable and accrued expenses consist of the following at:	December 31, 2024	December 31, 2023
	Notes payable - interest payable	$261,605	$218,811
	Property taxes payable	92,440	78,809
	Accrued income taxes	84,884	61,070
	Derivative liabilities and payables - at fair value	81,524	119,620
	Accrued property expenses	61,118	54,208
	Accrued costs on properties under development	59,602	65,967
	Value-added tax payable	26,829	64,885
	Mortgages, term loans, and credit line - interest payable	4,584	8,580
	Accrued merger-related costs	3,482	4,551
	Other items	83,348	62,025
		$759,416	$738,526

E.	Lease intangible liabilities, net, consist of the following at:	December 31, 2024	December 31, 2023
	Below-market leases	$2,119,200	$1,728,027
	Accumulated amortization of below-market leases	(483,430)	(321,174)
		$1,635,770	$1,406,853

F.	Other liabilities consist of the following at:	December 31, 2024	December 31, 2023
	Lease liability - operating leases	$452,956	$425,213
	Rent received in advance and other deferred revenue	352,334	312,195
	Lease liability - financing leases	77,190	44,345
	Security deposits	35,594	28,250
	Other items	5,054	1,647
		$923,128	$811,650

4.    Investments in Real Estate
A.    Acquisitions of Real Estate
Below is a summary of our acquisitions for the year ended December 31, 2024 (unaudited):

	Number of Properties	Leasable Square Feet (in thousands)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Weighted Average Cash Lease Yield (1)
Acquisitions - U.S.	287	3,535	$1,402.9	13.9	6.7%
Acquisitions - Europe	62	4,263	1,072.0	6.9	7.5%
Total acquisitions	349	7,798	$2,474.9	10.7	7.0%
Properties under development (2)	192	7,093	690.7	15.4	7.4%
Total (3)	541	14,891	$3,165.6	11.8	7.1%
(1)The initial weighted average cash lease yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property. Since it is possible that a client could default on the payment of contractual rent (defined as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables), we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above. Contractual net operating income used in the calculation of initial weighted average cash lease yield includes approximately $1.5 million received as settlement credits as reimbursement of free rent periods for the year ended December 31, 2024.
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
(2)Includes £86.6 million of Sterling-denominated investments and €60.1 million of Euro-denominated investments, converted at the applicable exchange rates on the funding dates.
(3)Our clients occupying the new properties are 89.3% retail and 10.7% industrial based on net operating income. Approximately 47% of the net operating income generated from acquisitions during the year ended December 31, 2024 was from investment grade rated clients, their subsidiaries, or affiliated companies at the date of acquisition.
Additionally, in November 2024, we purchased an office property in London for an aggregate purchase price of $161.6 million, which will serve as our U.K. headquarters.
The aggregate purchase price, excluding properties under development as of December 31, 2024, has been allocated as follows (in millions):

	Acquisitions - USD	Acquisitions - Sterling	Acquisitions - Euro
Land	$367.0	£279.7	€56.5
Buildings and improvements	979.6	412.7	133.8
Lease intangible assets (1)	133.7	125.9	14.5
Other assets (2)	183.0	1.1	6.6
Lease intangible liabilities (3)	(37.8)	(12.5)	(2.5)
Other liabilities (4)	(23.1)	—	(12.9)
Total	$1,602.4	£806.9	€196.0
(1)The weighted average amortization period for acquired lease intangible assets is 9.4 years.
(2)USD-denominated other assets primarily consist of $159.8 million of financing receivables allocated to sales-leaseback transactions and $23.1 million of right-of-use assets accounted for as finance leases. Sterling-denominated other assets consist entirely of right-of-use assets accounted for as finance leases. Euro-denominated other assets consist entirely of sale-leasebacks accounted for as financing receivables.
(3)The weighted average amortization period for acquired lease intangible liabilities is 13.2 years.
(4)USD-denominated other liabilities consist entirely of lease liabilities under financing leases. Euro-denominated other liabilities consist entirely of deferred rent on certain below-market leases.
The aggregate purchase price of the assets acquired during the year ended December 31, 2024 included contingent consideration obligations related to leasing activities for a multi-tenant property acquired. At December 31, 2024, we had accrued $11.5 million for remaining amounts deemed probable and estimable.
The properties acquired during the year ended December 31, 2024 generated total revenue and net income of $72.5 million and $24.3 million, respectively.

B.    Investments in Existing Properties
During the year ended December 31, 2024, we capitalized costs of $122.9 million on existing properties in our portfolio, consisting of $113.9 million for non-recurring building improvements, $8.6 million for re-leasing costs, and $0.4 million for recurring capital expenditures. In comparison, during the year ended December 31, 2023, we capitalized costs of $59.8 million on existing properties in our portfolio, consisting of $49.6 million for non-recurring building improvements, $9.9 million for re-leasing costs, and $0.3 million for recurring capital expenditures.
C.    Properties with Existing Leases
The value of the in-place and above-market leases is recorded to 'Lease intangible assets, net' on our consolidated balance sheets, and the value of the below-market leases is recorded to 'Lease intangible liabilities, net' on our consolidated balance sheets.
The values of the in-place leases are amortized as depreciation and amortization expense. The amounts amortized to expense for all of our in-place leases, for the years ended December 31, 2024, 2023, and 2022 were $870.2 million, $651.1 million, and $634.9 million, respectively.
The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue in our consolidated statements of income and comprehensive income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the years ended December 31, 2024, 2023, and 2022 were $34.7 million, $61.5 million, and $55.6 million, respectively. If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.
The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at December 31, 2024 (in thousands):

	Net increase (decrease) to rental revenue	Increase to amortization expense
2025	$(33,129)	$781,647
2026	(35,661)	683,461
2027	(36,420)	584,504
2028	(29,521)	494,976
2029	(25,537)	427,901
Thereafter	334,956	1,887,510
Total	$174,688	$4,859,999
D.    Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Years ended December 31,
	2024	2023	2022
Number of properties	294	121	170
Net sales proceeds	$589.5	$117.4	$436.1
Gain on sales of real estate	$117.3	$25.7	$103.0

5.    Investments in Unconsolidated Entities
The following is a summary of our investments in unconsolidated entities as of December 31, 2024 and December 31, 2023 (dollars in thousands):

	Ownership %	Number of Properties	Carrying Amount (1) of Investment as of
	As of December 31, 2024		December 31, 2024	December 31, 2023
Data Center Joint Venture	80.0%	2	$299,165	$226,021
Bellagio Las Vegas Joint Venture - Common Equity Interest	21.9%	1	274,057	296,097
Bellagio Las Vegas Joint Venture - Preferred Equity Interest	n/a	n/a	650,000	650,000
Passport Park Joint Venture (2)	95.0%	3	6,477	—
Industrial Partnerships	n/a	n/a	—	—
Total investment in unconsolidated entities			$1,229,699	$1,172,118
(1) The total carrying amount of the investments was greater than the underlying equity in net assets (i.e., basis difference) by $7.9 million as of December 31, 2024. The basis difference is primarily attributable to capitalized interest for the data center joint venture development funding.
(2) Our investment in Passport Park Joint Venture includes $4.2 million in preferred equity. The joint venture is required to redeem all of the preferred equity investment in June 2028, with two extension options available.
Equity in earnings of unconsolidated entities consists of the following (in thousands):

	Years ended December 31,
	2024	2023	2022
Data Center Development Joint Venture	$6,940	$—	$—
Bellagio Las Vegas Joint Venture - Common Equity Interest	(980)	2,139	—
Passport Park Joint Venture	—	—	—
Industrial Partnerships	1,833	407	(6,448)
Equity in earnings in unconsolidated entities	$7,793	$2,546	$(6,448)
A.    Passport Park Joint Venture
In November 2024, we established a joint venture with Trammell Crow Company ("TCC") to develop and operate three industrial facilities in Irving, Texas. As of December 31, 2024, we have invested $6.2 million, including $5.7 million in cash, in exchange for a 95.0% equity interest in the joint venture, including preferred equity. We have committed to investing an additional $158.0 million to finance the development. We have determined that we are not the primary beneficiary of this VIE because power to direct all activities significantly affecting the joint venture’s economic performance is shared. TCC is the managing member, and we do not have substantive kick-out rights. We will continuously evaluate whether we are the primary beneficiary as power to direct significant activities of the VIE can change over the life of the joint venture. Our maximum exposure to loss is limited to our common and preferred equity investments, including the committed development funding.
B.    Data Center Joint Venture
We own an 80.0% equity interest in a joint venture that we formed with Digital Realty Trust, Inc. in November 2023. This joint venture owns and operates two data centers. As we do not control this VOE, we account for it under the equity method. As of December 31, 2024, each partner funded its pro rata share of the remaining estimated development cost for the first phase of the project, which was completed during 2024.
C.    Bellagio Las Vegas Joint Venture Interests
The joint venture we formed with Blackstone Real Estate Income Trust owns a 95.0% equity interest in the real estate of The Bellagio Las Vegas. We made an initial investment in October 2023, including $301.4 million of common equity for an indirect interest of 21.9% in the property and a $650.0 million preferred equity interest. During the years ended December 31, 2024 and 2023, we recognized interest income of $52.8 million and $13.0 million for 8.1% preferential cumulative distributions, included within 'Other' revenue in our consolidated statements of income and comprehensive income. The unconsolidated entity had total debt outstanding of $3.0 billion as of December 31, 2024, all of which was non-recourse to us with limited customary exceptions.
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

D.    Industrial Partnerships
All seven assets held by our industrial partnerships were sold during the year ended December 31, 2022, resulting in the recognition of an other-than-temporary impairment of $8.5 million, which was included in 'Equity in earnings of unconsolidated entities' for the year ended December 31, 2022. During the years ended December 31, 2024 and 2023, equity in earnings was primarily related to the resolution of income tax disputes and resulting distribution of cash the partnership had reserved for possible tax payments.
6.     Investments in Loans and Financing Receivables
A.    Loans
The following table presents information about our loans as of December 31, 2024 and December 31, 2023 (dollars in millions):

		December 31, 2024
	Maturity	Amortized Cost	Allowance	Carrying Amount (1)
Senior Secured Notes Receivable	October 2029 - November 2030	$797.2	$(11.4)	$785.8
Mortgage Loan	September 2038	33.5	—	33.5
Unsecured Loan	December 2026	10.2	(0.9)	9.3
Total		$840.9	$(12.3)	$828.6

		December 31, 2023
	Maturity	Amortized Cost	Allowance	Carrying Amount (1)
Senior Secured Note Receivable	October 2029	$174.3	$(2.5)	$171.8
Mortgage Loan	September 2038	33.5	—	33.5
Total		$207.8	$(2.5)	$205.3
(1) The total carrying amount of the investment in loans excludes accrued interest of $13.8 million and $3.4 million as of December 31, 2024 and 2023, respectively, which is recorded to 'Other assets, net' on our consolidated balance sheets.
Senior Secured Notes Receivable
In December 2024, we acquired a senior secured note with a principal amount of £200.0 million, equivalent to $250.4 million as of December 31, 2024. The interest-only note matures in November 2030 and bears interest at Sterling Overnight Indexed Average (“SONIA”) plus a margin ranging from 4.50% to 5.25%, based on the borrower's leverage ratio. As of December 31, 2024, the margin is determined to be 5.25%. The Company paid £199.0 million for the note and accounted for the discount at amortized cost. The discount will be amortized over the term of the note.
In September 2024, our interest in a loan with a carrying amount of $5.3 million, which was acquired in conjunction with the Merger, was transferred to a third-party buyer. As a result of this transfer, we recorded a loss of $1.5 million, presented in 'Other income, net' in our consolidated statements of income and comprehensive income.
In May 2024, we acquired a senior secured note, maturing in May 2030, with a principal amount of £300.0 million, equivalent to $375.6 million as of December 31, 2024. The interest-only note bears interest at a fixed rate of 8.125% and is callable at par beginning in May 2026.
In November 2023, we acquired a senior secured note with a principal amount of £142.0 million, equivalent to $177.8 million as of December 31, 2024. The interest-only note bears interest that has been adjusted to SONIA plus 5.75% during the year ended December 31, 2024 and matures in October 2029. The Company paid £136.7 million for the note and accounted for the discount at amortized cost. The discount will be amortized over the term of the note.
Mortgage Loan
In October 2023, we issued a $33.5 million mortgage loan which is collateralized by nine automotive service properties located across seven different states. The interest-only loan bears interest at 8.37% subject to annual increases and matures in October 2038.

Unsecured Loan
In conjunction with the Merger, we acquired an 11.0% fixed-rate, unsecured loan with a principal amount of $11.0 million. This interest-only loan was recorded at its acquisition-date fair value of $9.8 million and matures in December 2026.
B.    Financing Receivables
The following table presents information about our investments in sale-leaseback transactions accounted for as financing receivables in accordance with ASC 842, Leases as of December 31, 2024 and December 31, 2023 (dollars in millions):

		Carrying Value as of
	Maturity	December 31, 2024	December 31, 2023
Financing receivables, net	2028 - 2048	$1,609.0	$1,570.9
Total		$1,609.0	$1,570.9
C.    Allowance for Credit Losses
The following table summarizes the activity within the allowance for credit losses related to loans and financing receivable for the year ended December 31, 2024 (in millions):

	Loans Receivable	Financing Receivable	Total
Allowance for credit losses at December 31, 2023	$2.5	$2.4	$4.9
Provision for credit losses (1)	10.0	96.8	106.8
Initial allowance for PCD assets (2)	1.8	—	1.8
Write-offs (3)	(1.8)	—	(1.8)
Foreign currency remeasurement	(0.2)	—	(0.2)
Allowance for credit losses at December 31, 2024	$12.3	$99.2	$111.5
(1) During the year ended December 31, 2024, provisions for credit losses on loans receivable were primarily attributable to loans acquired during 2024. The increase for credit losses on financing receivables is primarily due to a client in the convenience store industry that defaulted on its lease payments and was fully reserved for, in addition to a partial reserve for a significant decline in the credit worthiness of a client in the automotive services industry.
(2) Includes the recognition of an initial expected credit loss of $1.8 million for a purchased credit deteriorated ("PCD") loan we acquired in conjunction with the Merger.
(3) Includes a reduction due to the sale of a PCD loan in September 2024.
7.    Revolving Credit Facility and Commercial Paper Programs
A.    Credit Facility
We have a $4.25 billion unsecured revolving multi-currency credit facility that matures in June 2026, includes two six-month extensions that can be exercised at our option, and allows us to borrow in up to 14 currencies, including USD. Our revolving credit facility also has a $1.0 billion expansion option, which is subject to obtaining lender commitments. Under our revolving credit facility, our investment grade credit ratings at December 31, 2024 provide for USD borrowings at Secured Overnight Financing Rate ("SOFR"), plus 0.725% with a SOFR adjustment charge of 0.10% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.95% over SOFR, for British Pound Sterling ("GBP") borrowings, at the SONIA, plus 0.725% with a SONIA adjustment charge of 0.0326% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.8826% over SONIA, and Euro ("EUR") borrowings at one-month Euro Interbank Offered Rate (“EURIBOR”), plus 0.725%, and a revolving credit facility fee of 0.125%, for all-in pricing of 0.85% over one-month EURIBOR.
As of December 31, 2024, we had a borrowing capacity of $3.19 billion available on our revolving credit facility (subject to customary conditions to borrowing) and an outstanding balance of $1.1 billion, including £376.0 million GBP and €572.0 million EUR borrowings. There was no outstanding balance at December 31, 2023.
The weighted average interest rate on outstanding borrowings under our revolving credit facility was 5.7% and 4.8% during the years ended December 31, 2024 and 2023, respectively. At December 31, 2024, our weighted average interest rate on borrowings outstanding under our revolving credit facility was 4.4%. Our revolving credit facility is subject to various leverage and interest coverage ratio limitations, and at December 31, 2024, we were in compliance with the covenants under our revolving credit facility.

As of December 31, 2024, credit facility origination costs of $7.3 million are included in 'Other assets, net', as compared to $12.3 million at December 31, 2023, on our consolidated balance sheets. These costs are being amortized over the remaining term of our revolving credit facility.
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
The commercial paper ranks pari passu in right of payment with all of our other unsecured senior indebtedness outstanding, exclusive of unexchanged bonds from our merger with VEREIT, Inc. (“VEREIT”) in 2021 and unexchanged Spirit bonds, including borrowings under our revolving credit facility, our term loans and our outstanding senior unsecured notes (and is structurally subordinated to all our subsidiary debt). Proceeds from commercial paper borrowings are used for general corporate purposes.
As of December 31, 2024, the balance of borrowings outstanding under our commercial paper programs was $67.3 million, including €65.0 million of EUR borrowings, as compared to $764.4 million outstanding commercial paper borrowings, including €583.0 million of EUR borrowings, at December 31, 2023. The weighted average interest rate on outstanding borrowings under our commercial paper programs was 4.6% and 4.8% for the years ended December 31, 2024 and 2023, respectively. We use our $4.25 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper programs. The commercial paper borrowings generally carry a term of less than a year.
We review our credit facility and commercial paper programs and may seek to extend, renew, or replace our credit facility and commercial paper programs, to the extent we deem appropriate.
8.    Term Loans
In January 2024, in connection with the Merger, we entered into an amended and restated term loan agreement (which replaced Spirit's then-existing term loans with various lenders). The amended and restated term loan agreements are fixed through interest rate swaps at a weighted average interest rate of 3.9%. Pursuant to the amended and restated term loan agreement, we borrowed $800.0 million in aggregate total borrowings, $300.0 million of which matures in August 2025 and $500.0 million of which matures in August 2027 (the “$800 million term loan agreement”). We also entered into an amended and restated term loan agreement pursuant to which we borrowed $500.0 million in aggregate total borrowings which matures in June 2025 (the “$500 million term loan agreement”).
In January 2023, we entered into our 2023 term loan agreement, which allows us to incur up to an aggregate of $1.5 billion in multi-currency borrowings. In January 2024, we entered into interest rate swaps which fix our per annum interest rate at 4.9% until January 2026. As of December 31, 2024, we had $1.1 billion in multi-currency borrowings, including $90.0 million, £705.0 million, and €85.0 million in outstanding borrowings. The maturity date for the 2023 term loans was January 2025; however, in December 2024, we exercised the remaining twelve-month extension option, extending the maturity to January 2026. Our A3/A- credit ratings provide for a borrowing rate of 80 basis points over the applicable benchmark rate, which includes adjusted SOFR for USD-denominated loans, adjusted SONIA for GBP-denominated loans, and EURIBOR for EUR-denominated loans.
During the year ended December 31, 2024, we repaid our $250.0 million senior unsecured term loan in full upon maturity.
Deferred financing costs were $2.2 million at December 31, 2024 and are included net of the term loans' principal balance, as compared to $0.1 million related to our 2023 term loans at December 31, 2023 on our consolidated balance sheets. These costs are being amortized over the remaining term of the term loans. As of December 31, 2024, we were in compliance with the covenants contained in the term loans.

9.    Mortgages Payable
During the year ended December 31, 2024, we made $740.5 million in principal payments, including the full repayment of five mortgages for $735.9 million. No mortgages were assumed during the year ended December 31, 2024.
Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At December 31, 2024, we were in compliance with these covenants.
The following table summarizes our mortgages payable as of December 31, 2024 and December 31, 2023 (dollars in millions):

As Of	Number of Properties (1)	Weighted Average Stated Interest Rate	Weighted Average Effective Interest Rate	Weighted Average Remaining Years Until Maturity	Remaining Principal Balance	Unamortized Discount and Deferred Financing Costs Balance, net	Mortgage Payable Balance
December 31, 2024	17	4.0%	4.5%	1.4	$81.3	$(0.5)	$80.8
December 31, 2023	131	4.8%	3.3%	0.4	$822.4	$(0.8)	$821.6
(1)At December 31, 2024, there were 11 mortgages on 17 properties and at December 31, 2023, there were 16 mortgages on 131 properties. With the exception of one GBP-denominated mortgage which is paid quarterly, the mortgages require monthly payments with principal payments due at maturity. At December 31, 2024 and December 31, 2023, all mortgages were at fixed interest rates.
The following table summarizes the maturity of mortgages payable as of December 31, 2024, excluding $0.5 million related to unamortized net premiums and discounts and deferred financing costs (dollars in millions):

Year of Maturity	Principal
2025	$43.4
2026	12.0
2027	22.3
2028	1.3
2029	1.3
Thereafter	1.0
Total	$81.3

10.    Notes Payable
A.    General
At December 31, 2024, our senior unsecured notes and bonds are USD-denominated, GBP-denominated, and EUR-denominated. Foreign-denominated notes are converted at the applicable exchange rate on the balance sheet date. The carrying value within the table below includes a portion of certain outstanding notes that have been assumed in both current and historical mergers that were not exchanged for new notes issued by Realty Income. We expect to fund the next twelve months of obligations through a combination of the following: (i) cash and cash equivalents, (ii) future cash flows from operations, (iii) issuances of common stock, debt, or other securities offerings, (iv) additional borrowings under our revolving credit facility, (v) short term loans, and (vi) asset dispositions and/or credit investment repayments. The following are sorted by maturity date (in thousands):

	Maturity Dates	Principal (Currency Denomination)	Carrying Value (USD) as of
			December 31, 2024	December 31, 2023
4.600% Notes due 2024	February 6, 2024	$499,999	$—	$499,999
3.875% Notes due 2024	July 15, 2024	$350,000	—	350,000
3.875% Notes due 2025	April 15, 2025	$500,000	500,000	500,000
4.625% Notes due 2025	November 1, 2025	$549,997	549,997	549,997
5.050% Notes due 2026	January 13, 2026	$500,000	500,000	500,000
0.750% Notes due 2026	March 15, 2026	$325,000	325,000	325,000
4.875% Notes due 2026	June 1, 2026	$599,997	599,997	599,997
4.450% Notes due 2026 (1)	September 15, 2026	$299,968	299,968	—
4.125% Notes due 2026	October 15, 2026	$650,000	650,000	650,000
1.875% Notes due 2027 (2)	January 14, 2027	£250,000	312,975	318,450
3.000% Notes due 2027	January 15, 2027	$600,000	600,000	600,000
3.200% Notes due 2027 (1)	January 15, 2027	$299,984	299,984	—
1.125% Notes due 2027 (2)	July 13, 2027	£400,000	500,760	509,520
3.950% Notes due 2027	August 15, 2027	$599,873	599,873	599,873
3.650% Notes due 2028	January 15, 2028	$550,000	550,000	550,000
3.400% Notes due 2028	January 15, 2028	$599,816	599,816	599,816
2.100% Notes due 2028 (1)	March 15, 2028	$449,994	449,994	—
2.200% Notes due 2028	June 15, 2028	$499,959	499,959	499,959
4.700% Notes due 2028	December 15, 2028	$400,000	400,000	400,000
4.750% Notes due 2029	February 15, 2029	$450,000	450,000	—
3.250% Notes due 2029	June 15, 2029	$500,000	500,000	500,000
4.000% Notes due 2029 (1)	July 15, 2029	$399,999	399,999	—
5.000% Notes due 2029 (2)	October 15, 2029	£350,000	438,165	—
3.100% Notes due 2029	December 15, 2029	$599,291	599,291	599,291
3.400% Notes due 2030 (1)	January 15, 2030	$500,000	500,000	—
4.850% Notes due 2030	March 15, 2030	$600,000	600,000	600,000
3.160% Notes due 2030	June 30, 2030	£140,000	175,266	178,332
4.875% Notes due 2030 (2)	July 6, 2030	€550,000	569,415	607,915
1.625% Notes due 2030 (2)	December 15, 2030	£400,000	500,760	509,520
3.250% Notes due 2031	January 15, 2031	$950,000	950,000	950,000
3.200% Notes due 2031 (1)	February 15, 2031	$449,995	449,995	—
5.750% Notes due 2031 (2)	December 5, 2031	£300,000	375,570	382,140
2.700% Notes due 2032 (1)	February 15, 2032	$350,000	350,000	—
3.180% Notes due 2032	June 30, 2032	£345,000	431,906	439,461
5.625% Notes due 2032	October 13, 2032	$750,000	750,000	750,000
2.850% Notes due 2032	December 15, 2032	$699,655	699,655	699,655
1.800% Notes due 2033	March 15, 2033	$400,000	400,000	400,000

	Maturity Dates	Principal (Currency Denomination)	Carrying Value (USD) as of
			December 31, 2024	December 31, 2023
1.750% Notes due 2033 (2)	July 13, 2033	£350,000	438,165	445,830
4.900% Notes due 2033	July 15, 2033	$600,000	600,000	600,000
5.125% Notes due 2034	February 15, 2034	$800,000	800,000	—
2.730% Notes due 2034	May 20, 2034	£315,000	394,348	401,247
5.125% Notes due 2034 (2)	July 6, 2034	€550,000	569,415	607,915
5.875% Bonds due 2035	March 15, 2035	$250,000	250,000	250,000
3.390% Notes due 2037	June 30, 2037	£115,000	143,969	146,487
6.000% Notes due 2039 (2)	December 5, 2039	£450,000	563,355	573,210
5.250% Notes due 2041 (2)	September 4, 2041	£350,000	438,165	—
2.500% Notes due 2042 (2)	January 14, 2042	£250,000	312,975	318,450
4.650% Notes due 2047	March 15, 2047	$550,000	550,000	550,000
5.375% Notes due 2054	September 1, 2054	$500,000	500,000	—
Total principal amount			$22,938,737	$18,562,064
Unamortized net (discounts) premiums, deferred financing costs, and cumulative basis adjustment on fair value hedges (3)(4)			(281,145)	40,255
			$22,657,592	$18,602,319
(1) In connection with the Merger, we completed our debt exchange offer to exchange all outstanding notes issued by Spirit Realty, L.P. ("Spirit OP") on January 23, 2024 for new notes issued by Realty Income. Prior to the completion of the Merger on January 23, 2024, these notes were not the obligation of Realty Income. Additional details regarding the exchange offers are provided in the Note Exchange Offers Associated with the Merger section below.
(2) Interest paid annually. Interest on the remaining senior unsecured notes and bond obligations included in the table is paid semi-annually.
(3) As a result of the Merger, the carrying values of the senior notes exchanged were adjusted to fair value.
(4) In conjunction with the pricing of our senior unsecured notes due January 2026, we entered into three-year, fixed-to-variable interest rate swaps, which were accounted for as fair value hedges. During the three months ended December 31, 2024, these interest rate swaps totaling $500 million notional were terminated.
The following table summarizes the maturity of our notes and bonds payable as of December 31, 2024, excluding unamortized net premiums and discounts, deferred financing costs (dollars in millions):

Year of Maturity	Principal
2025	$1,050.0
2026	2,375.0
2027	2,313.6
2028	2,499.8
2029	2,387.5
Thereafter	12,312.8
Total	$22,938.7
As of December 31, 2024, the weighted average interest rate on our notes and bonds payable was 3.8%, and the weighted average remaining years until maturity was 6.6 years.
Interest incurred on all of the notes and bonds was $840.3 million, $598.6 million, and $431.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Our outstanding notes and bonds are unsecured; accordingly, we have not pledged any assets as collateral for these or any other obligations.
All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. At December 31, 2024, we were in compliance with these covenants.

B.    Note Issuances
During the year ended December 31, 2024, we issued the following notes and bonds:

2024 Issuances	Date of Issuance	Maturity Date	Principal amount (in millions)	Price of par value	Effective yield to maturity
4.750% Notes	January 2024	February 2029	$450.0	99.23%	4.923%
5.125% Notes	January 2024	February 2034	$800.0	98.91%	5.265%
5.375% Notes	August 2024	September 2054	$500.0	98.37%	5.486%
5.000% Notes	September 2024	October 2029	£350.0	99.14%	5.199%
5.250% Notes	September 2024	September 2041	£350.0	96.21%	5.601%
C.    Note Exchange Offers Associated with the Merger
As part of the Merger, Realty Income exchanged the following notes issued by Spirit OP, a wholly owned subsidiary of the Company with notes of substantially identical economic terms issued by Realty Income:

Series of Spirit Notes	Tenders and Consents Received as of the Expiration Date (in millions)	Percentage of Total Outstanding Principal Amount of Such Series of Spirit Notes
4.450% Notes due September 2026	$291.7	97.24%
3.200% Notes due January 2027	$292.7	97.56%
2.100% Notes due March 2028	$443.8	98.62%
4.000% Notes due July 2029	$391.7	97.93%
3.400% Notes due January 2030	$484.5	96.91%
3.200% Notes due February 2031	$445.0	98.90%
2.700% Notes due February 2032	$347.6	99.31%
To induce holders of the Spirit OP notes to participate in the exchange, Realty Income offered noteholders electing to exchange their notes a cash payment equal to 10 basis points of the note principal amount held. Across the various note classes, Realty Income had a success rate of approximately 98.1% on the exchange, resulting in a cash payment of $2.7 million to participating noteholders. The exchange was accounted for as a modification of the existing Spirit OP notes assumed in the Merger. The interest rate, interest payment dates, redemption terms and maturity of each series of Realty Income notes issued by Realty Income in the exchange offers were the same as those of the corresponding series of Spirit notes exchanged. With respect to the notes originally issued by Spirit OP that remained outstanding, we amended the indenture governing such notes to, among other things, eliminate substantially all of the restrictive covenants in such indenture.
D.    Note Repayments
During the year ended December 31, 2024, we repaid the following notes, plus accrued and unpaid interest upon maturity. There were no comparable repayments for the year ended December 31, 2023.

2024 Repayments	Date of Issuance	Maturity Date	Principal amount (in millions)
4.600% Notes	February 2014	February 2024	$500.0
3.875% Notes	June 2014	July 2024	$350.0
11.    Noncontrolling Interests
As of December 31, 2024, we have ten entities with noncontrolling interests that we consolidate, including an operating partnership, Realty Income, L.P., and interests in consolidated property partnerships not wholly-owned by us.
At December 31, 2024, outstanding common partnership units in Realty Income, L.P. represented 9.95% ownership interest in Realty Income L.P. We hold the remaining 90.05% interest and consolidate the entity. None of our common partnership units have voting rights. Common partnership units are entitled to monthly distributions equal to the amount paid to common stockholders of Realty Income, and are redeemable in cash or Realty Income common stock, at our option, and at a conversion ratio of 1.02934. These issuances with redemption provisions that permit the issuer to settle in either cash or common stock, at the option of the issuer, were evaluated to determine whether temporary or permanent equity classification on the balance sheet was appropriate. We determined that the units meet the requirements to qualify for presentation as permanent equity.

The following table represents the change in the carrying value of all noncontrolling interests through December 31, 2024 (in thousands):

	Realty Income, L.P. units (1)	Other Noncontrolling Interests	Total
Carrying value at December 31, 2022	$115,801	$14,339	$130,140
Contributions	—	40,097	40,097
Distributions	(5,663)	(3,677)	(9,340)
Allocation of net income	3,934	671	4,605
Carrying value at December 31, 2023	$114,072	$51,430	$165,502
Contributions	—	2,022	2,022
Distributions	(6,810)	(3,588)	(10,398)
Allocation of net income	5,898	671	6,569
Issuance of common partnership units	54,643	(7,390)	47,253
Carrying value at December 31, 2024	$167,803	$43,145	$210,948
(1) 2,681,808 units were outstanding as of December 31, 2024 and 1,795,167 units were outstanding as of December 31, 2023 and 2022.
In July 2024, a joint venture partner converted their interests in two consolidated property partnerships into 156,621 common partnership units in Realty Income, LP and we recorded the excess over carrying value of $0.8 million as a reduction to common stock and paid in capital.
In September 2024, we completed the acquisition of 42 properties by paying cash and by issuing 730,020 common partnership units in Realty Income, LP.
At December 31, 2024, we are considered the primary beneficiary of Realty Income, L.P. and other VIEs. For further information, see note 1, Summary of Significant Accounting Policies.
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

The following tables present the carrying values and estimated fair values of financial instruments as of December 31, 2024 and 2023 (in millions):

	December 31, 2024
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Loans receivable	$828.5	$—	$791.4	$43.7
Derivative assets	47.2	—	47.2	—
Total assets	$875.7	$—	$838.6	$43.7
Liabilities:
Mortgages payable	$81.3	$—	$—	$80.0
Notes and bonds payable	22,938.7	—	20,665.5	928.0
Derivative liabilities	81.5	—	81.5	—
Total liabilities	$23,101.5	$—	$20,747.0	$1,008.0

	December 31, 2023
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Loans receivable	$205.3	$—	$171.8	$33.5
Derivative assets	21.2	—	21.2	—
Total assets	$226.5	$—	$193.0	$33.5
Liabilities:
Mortgages payable	$822.4	$—	$—	$814.5
Notes and bonds payable	18,562.1	—	16,620.8	982.9
Derivative liabilities	119.6	—	119.6	—
Total liabilities	$19,504.1	$—	$16,740.4	$1,797.4
A.    Financial Instruments Not Measured at Fair Value on our Consolidated Balance Sheets
The fair value of short-term financial instruments such as cash and cash equivalents, accounts receivable, escrow deposits, accounts payable, distributions payable, term loans, line of credit payable and commercial paper borrowings, and other liabilities approximate their carrying value in the accompanying consolidated balance sheets, due to their short-term nature. The aggregate fair value of our term loans approximates carrying value due to the frequent repricing of the variable interest rate charged on the borrowing.
The following table reflects the carrying amounts and estimated fair values of our financial instruments not measured at fair value on our consolidated balance sheets (in millions):

	December 31, 2024		December 31, 2023
	Carrying value	Fair value	Carrying value	Fair value
Loans receivable	$828.5	$835.1	$205.3	$205.3
Mortgages payable (1)	$81.3	$80.0	$822.4	$814.5
Notes and bonds payable (1)	$22,938.7	$21,593.5	$18,562.1	$17,603.7
(1) Excludes non-cash net premiums and discounts as well as deferred financing costs recorded on mortgages payable. Excludes non-cash net premiums and discounts, deferred financing costs, and the cumulative basis adjustment on fair value hedges recorded on notes payable.
The estimated fair values of our mortgage loan receivable, unsecured loan receivable, mortgages payable, and private senior notes payable have been calculated by discounting the future cash flows using an interest rate based upon the relevant input, such as forward interest rate curve, plus an applicable credit-adjusted spread. Because this methodology includes unobservable inputs that reflect our own internal assumptions and calculations, the measurement of estimated fair values related to the named financial instruments are categorized as level 3 of the fair value hierarchy.

The estimated fair values of our senior secured loans receivable, publicly-traded senior notes and bonds payable are based upon indicative market prices and recent trading activity of each financial instrument. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to these financial instruments is categorized as level 2 of the fair value hierarchy.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 on the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level three inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at December 31, 2024 and 2023, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified as level 2. For more details on our derivatives, see note 13, Derivative Instruments.
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
The following table summarizes our provisions for impairment on real estate investments during the periods indicated below (dollars in millions):

	Years ended December 31,
	2024	2023	2022
Carrying value prior to impairment	$770.7	$194.5	$140.9
Less: total provisions for impairment of real estate (1)	(319.0)	(82.2)	(25.9)
Carrying value after impairment	$451.7	$112.3	$115.0

Number of properties:
Classified as held for sale	17	2	—
Classified as held for investment	88	16	5
Sold	132	94	89
(1) Real estate assets that were deemed to be impaired for the year ended December 31, 2024 primarily relate to two office properties which were acquired and retained in our merger with VEREIT in 2021, properties leased to clients in bankruptcies or financial distress, as well as properties that are more likely than not to be sold in the next twelve months.
The valuation of impaired assets is determined using valuation techniques including applying a capitalization rate to estimated net operating income of a property, analysis of recent comparable sales transactions and purchase offers received from third parties, which are level 3 inputs. We may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of such real estate. Estimating future cash flows is highly subjective and estimates can differ materially from actual results.

13.    Derivative Instruments
In the normal course of business, our operations are exposed to economic risks from interest rates and foreign currency exchange rates. We may enter into derivative financial instruments to offset these underlying economic risks.
Derivatives Designated as Hedging Instruments - Cash Flow Hedges
We enter into foreign currency forward contracts to sell GBP and EUR and buy USD to hedge the foreign currency risk associated with interest payments on intercompany loans denominated in GBP and EUR. Forward points on the forward contracts are included in the assessment of hedge effectiveness. We also execute variable-to-fixed interest rate swaps and use interest rate swaption agreements to add stability to interest expense and to manage our exposure to interest rate movements associated with our term loans or forecasted transactions. When it is probable that the forecasted transaction will not occur by the end of the specific time period or within an additional two-month period thereafter, the net derivative instrument gain or loss and any gains and losses that were reported in AOCI pursuant to the hedge of a forecasted transaction are recognized immediately in earnings through the caption entitled 'Interest' in our consolidated statements of income and comprehensive income.
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
Derivatives Designated as Hedging Instruments - Net Investment Hedges
To mitigate the foreign currency exchange rate variations associated with our investment in EUR-denominated foreign operations, we may enter into derivative instruments, such as cross-currency swaps that qualify as net investment hedges under the criteria prescribed in accordance with ASC 815-20, Hedging - General. We use the spot method of assessing hedge effectiveness and apply the consistent election to the excluded component by recognizing changes in the fair value of the hedging instruments attributable to the excluded component in the same manner as described above. Any difference between the change in the fair value of the excluded components and the amounts recognized in earnings is reported in other comprehensive income as part of the foreign cumulative translation adjustment. The gain or loss on the portion of the derivative instruments included in the assessment of effectiveness is reported in other comprehensive income as part of the 'Foreign currency translation adjustment' line item, to the extent the relationship is highly effective. If our net investment changes during a reporting period, the hedge relationship will be assessed for whether a de-designation is warranted (only if the hedge notional amount is outside of prescribed tolerance). Further, certain EUR-denominated bonds and borrowings under our Revolving Credit Facility and Term Loans (all as defined in notes 7 and 8, respectively) may be also designated as, and are effective as, net investment hedges. Changes in the value of such borrowings, related to changes in the spot rates, will be recorded in the same manner as foreign currency translation adjustments. As of December 31, 2024, the total principal amount of foreign currency debt obligations designated as net investment hedges was $59.9 million.
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

The following table summarizes the terms and fair values of our derivative financial instruments at December 31, 2024 and December 31, 2023 (dollars in millions):

Derivative Type	Number of Instruments (1)	Notional Amount as of		Weighted Average Strike Rate (2)	Maturity Date (3)	Fair Value - asset (liability) as of
Derivatives Designated as Hedging Instruments		December 31, 2024	December 31, 2023			December 31, 2024	December 31, 2023
Interest rate swaps (4)	10	$2,180.0	$1,630.0	3.40%	Jun 2025 - Aug 2027	$24.3	$0.3
Interest rate swaptions (5)	—	—	1,000.0	—	—	—	2.6
Cross-currency swaps - Fair Value	3	320.0	320.0	(6)	Oct 2032	(42.2)	(59.8)
Cross-currency swaps - Net Investment	3	280.0	280.0	(7)	Oct 2032	(37.6)	(53.2)
Foreign currency forwards	26	349.5	162.3	(8)	Jan 2025 - Jun 2026	9.3	2.7
		$3,129.5	$3,392.3			$(46.2)	$(107.4)
Derivatives not Designated as Hedging Instruments
Currency exchange swaps	4	$1,725.3	$1,810.6	(9)	Jan 2025	$11.8	$8.9
		$1,725.3	$1,810.6			$11.8	$8.9
Total of all Derivatives		$4,854.8	$5,202.9			$(34.4)	$(98.5)
(1)This column represents the number of instruments outstanding as of December 31, 2024.
(2)Weighted average strike rate is calculated using the notional value as of December 31, 2024.
(3)This column represents maturity dates for instruments outstanding as of December 31, 2024.
(4)During the year ended December 31, 2024, we entered into five variable-to-fixed interest rate swaps when we extended the maturity of the 2023 term loans and designated them as cash flow hedges. We also designated five other variable-to-fixed interest rate swaps we acquired from Spirit as cash flow hedges to mitigate the interest rate risk associated with the term loans we assumed in conjunction with the Merger. The acquisition date fair value of these acquired derivatives was $35.1 million in total and will be reclassified from AOCI to interest expense over the remaining life of the term loans.
(5)There were six interest swaptions equal to $1.0 billion in notional entered into in March 2023, of which $800.0 million was terminated in January 2024 in connection with a senior unsecured note issuance. A total termination premium of $3.4 million we received was deferred in other comprehensive income and will be recognized in interest expense over the 10-year tenor of the notes due 2034. We discontinued cash flow hedge accounting for the remaining swaption of the $200.0 million notional in December 2024 because the forecasted transaction did not occur.
(6)USD fixed rate of 5.625% and EUR weighted average fixed rate of 4.681%.
(7)USD fixed rate of 5.625% and EUR weighted average fixed rate of 4.716%.
(8)Weighted average forward GBP-USD exchange rate of 1.29.
(9)Weighted average exchange rates of 0.83 for EUR-GBP and 1.27 for GBP-USD.
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

The following table summarizes the amount of unrealized gain (loss) on derivatives and foreign currency translation adjustments in other comprehensive income (in thousands):

	Years ended December 31,
Derivatives in Cash Flow Hedging Relationships	2024	2023	2022
Cross-currency swaps	$—	$—	$(5,091)
Interest rate swaps	(5,575)	(11,171)	98,310
Foreign currency forwards	6,546	(13,349)	8,540
Interest rate swaptions	1,471	1,858	—
Total derivatives in cash flow hedging relationships	$2,442	$(22,663)	$101,759
Derivatives in Fair Value Hedging Relationships
Cross-currency swaps - Fair Value	$(5,224)	$(14,602)	$(4,705)
Total derivatives in fair value hedging relationships	$(5,224)	$(14,602)	$(4,705)
Total unrealized (loss) gain on derivatives, net	$(2,782)	$(37,265)	$97,054
Derivatives and Non-derivatives in Net Investment Hedging Relationships
Cross-currency swaps - Net Investment	$13,569	$(4,272)	$—
Foreign currency debt	2,315	—	—
Total unrealized gain (loss) recorded in foreign currency translation adjustment	$15,884	$(4,272)	$—
The following table summarizes the amount of gain (loss) on derivatives reclassified from AOCI (in thousands):

		Years ended December 31,
Derivatives in Cash Flow Hedging Relationships	Location of Gain Recognized in Income	2024	2023	2022
Cross-currency swaps	Foreign currency and derivative gain (loss), net	$—	$—	$30,814
Interest rate swaps	Interest	31,385	15,794	(4,487)
Foreign currency forwards	Foreign currency and derivative gain (loss), net	3,831	4,251	2,139
Interest rate swaptions	Interest	(13)	(6,859)	—
Total derivatives in cash flow hedging relationships		$35,203	$13,186	$28,466
Derivatives in Fair Value Hedging Relationships
Cross-currency swaps - Fair Value	Foreign currency and derivative gain (loss), net	$1,806	$1,415	$(29,708)
Total derivatives in fair value hedging relationships		$1,806	$1,415	$(29,708)
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps - Net Investment (excluded component)	Foreign currency and derivative gain (loss), net	$3,444	$62	$—
Total derivatives in net investment hedging relationships		$3,444	$62	$—
Net increase (decrease) to net income		$40,453	$14,663	$(1,242)
We expect to reclassify $10.0 million from AOCI as a decrease to interest expense relating to interest rate swaps and $9.2 million from AOCI to foreign currency gain relating to foreign currency forwards within the next twelve months.

The following table details our foreign currency and derivative gains (losses), net included in income (in thousands):

	Years ended December 31,
	2024	2023	2022
Realized foreign currency and derivative (loss) gain, net:
(Loss) gain on the settlement of undesignated derivatives	$(33,053)	$18,051	$204,392
Gain on the settlement of designated derivatives reclassified from AOCI	9,082	5,728	3,245
(Loss) gain on the settlement of transactions with third parties	1,498	583	(553)
Total realized foreign currency and derivative (loss) gain, net	$(22,473)	$24,362	$207,084
Unrealized foreign currency and derivative gain (loss), net:
Gain (loss) on the change in fair value of undesignated derivatives	$11,893	$(5,231)	$29,316
Gain (loss) on remeasurement of certain assets and liabilities	14,000	(32,545)	(249,711)
Total unrealized foreign currency and derivative gain (loss), net	$25,893	$(37,776)	$(220,395)
Total foreign currency and derivative gain (loss), net	$3,420	$(13,414)	$(13,311)
14.    Leases
A.As Lessor
At December 31, 2024, we owned or held interests in 15,621 properties. Of the 15,621 properties, 15,316, or 98.0%, are single-client properties, and the remaining are multi-client properties. At December 31, 2024, 205 properties were available for lease or sale. The majority of our leases are accounted for as operating leases.
At December 31, 2024, most of the properties in our portfolio were leased under net lease agreements where our client pays or reimburses us for property taxes and assessments and carries insurance coverage for public liability, property damage, fire, and extended coverage.
Rent based on a percentage of our clients' gross sales, or percentage rent, for the years ended December 31, 2024, 2023, and 2022 was $16.0 million, $14.8 million, and $14.9 million respectively.
At December 31, 2024, minimum future annual rental revenue to be received on the operating leases for the next five years and thereafter are as follows (dollars in millions):

	Future Minimum Operating Lease Payments	Future Minimum Direct Financing and Sale-Type Lease Payments (1)
2025	$4,845.1	$1.4
2026	4,685.1	1.4
2027	4,433.6	1.0
2028	4,082.3	0.7
2029	3,681.2	0.8
Thereafter	27,654.5	24.3
Total	$49,381.8	$29.6
(1) Related to three properties which are subject to direct financing leases and, therefore, revenue is recognized as rental income on the discounted cash flows of the lease payments. Amounts reflected are the cash rent on these respective properties. Two properties are subject to sales-type leases and, therefore, revenue is recognized as sales-type lease income on the discounted cash flows of the lease payments. Amounts reflected are the cash rent on these respective properties.
B.As Lessee
We are the lessee under certain ground lease arrangements, building, and corporate office space leases, which are primarily accounted for as operating leases.

At December 31, 2024, minimum future rental payments due from the Company over the next five years and thereafter are as follows (dollars in millions):

	Operating Leases	Finance Leases	Total
2025	$39.9	$4.3	$44.2
2026	40.0	10.0	50.0
2027	39.3	2.3	41.6
2028	34.0	2.4	36.4
2029	31.4	3.6	35.0
Thereafter	567.0	176.3	743.3
Total	$751.6	$198.9	$950.5
Present value adjustment for remaining lease payments (1)	(298.6)	(121.7)
Total lease liability	$453.0	$77.2
(1) The discount rates are specific for individual leases primarily based on the lease term. The range of discount rates used to calculate the present value of the operating lease payments is 1.23% to 6.42% and for finance lease payments is 1.47% to 6.21%. The weighted average discount rate was derived from estimated incremental borrowing rates based on our credit quality, as we did not have any borrowings at the balance sheet date with comparable terms to our lease agreements. At December 31, 2024, the weighted average discount rate for operating leases is 3.96% and the weighted average remaining lease term is 23.74 years. At December 31, 2024, the weighted average discount rate for finance leases is 5.02% and the weighted average remaining lease term is 32.47 years.
15.    Stockholders' Equity
A.Common Stock
We pay monthly distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for the periods indicated below:

	Years ended December 31,
Month	2024	2023	2022
January	$0.2565	$0.2485	$0.2465
February	0.2565	0.2485	0.2465
March	0.2565	0.2545	0.2465
April	0.2570	0.2550	0.2470
May	0.2570	0.2550	0.2470
June	0.2625	0.2550	0.2470
July	0.2630	0.2555	0.2475
August	0.2630	0.2555	0.2475
September	0.2630	0.2555	0.2475
October	0.2635	0.2560	0.2480
November	0.2635	0.2560	0.2480
December	0.2635	0.2560	0.2480
Total	$3.1255	$3.0510	$2.9670
At December 31, 2024, a distribution of $0.2640 per common share was payable and was paid in January 2025. At December 31, 2023, a distribution of $0.2565 per common share was payable and was paid in January 2024.
The following presents the federal income tax characterization of distributions paid or deemed to be paid per common share for the years:

	2024	2023	2022
Ordinary income	$2.1759803	$2.8434500	$2.7867654
Nontaxable distributions	0.9495197	0.2075500	—
Total capital gain distribution	—	—	0.1802346
Total	$3.1255000	$3.0510000	$2.9670000

B.    At-the-Market ("ATM") Program
Under our current ATM program, which we entered into in August 2023, we may offer and sell up to 120.0 million shares of common stock (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE under the ticker symbol "O" at prevailing market prices or at negotiated prices. Upon settlement, subject to certain exceptions, we may elect, in our sole discretion, to cash settle or net share settle all or any portion of our obligations under any forward sale agreement, in which cases we may not receive any proceeds (in the case of cash settlement) or will not receive any proceeds (in the case of net share settlement), and we may owe cash (in the case of cash settlement) or shares of our common stock (in the case of net share settlement) to the relevant forward purchaser. As of December 31, 2024, we had 55.5 million shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
The following table outlines common stock issuances pursuant to our ATM programs (dollars in millions, shares in thousands):

	Years ended December 31,
	2024	2023	2022
Shares of common stock issued under the ATM program (1)	30,169	91,699	68,608
Gross proceeds	$1,760.1	$5,483.2	$4,599.4
Sales agents' commissions and other offering expenses	(17.3)	(43.7)	(43.4)
Net proceeds	$1,742.8	$5,439.5	$4,556.0
(1) During the year ended December 31, 2024, 25.8 million shares were sold and 30.2 million shares were settled pursuant to forward sale confirmations. In addition, as of December 31, 2024, 1.8 million shares of common stock subject to forward sale confirmations have been executed, but not settled, at a weighted average initial gross price of $53.32 per share. We currently expect to fully settle forward sale agreements outstanding by June 30, 2025, representing $91.8 million in net proceeds, for which the weighted average forward price at December 31, 2024 was $51.80 per share.
C.    Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
Our DRSPP provides our common stockholders with a convenient and economical method of purchasing our common stock and reinvesting their distributions. It also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26.0 million common shares to be issued. At December 31, 2024, we had 10.8 million shares remaining for future issuance under our DRSPP program.
The following table outlines common stock issuances pursuant to our DRSPP program (dollars in millions, shares in thousands):

	Years ended December 31,
	2024	2023	2022
Shares of common stock issued under the DRSPP program	212	198	176
Gross proceeds	$11.8	$11.5	$11.7
16.    Series A Preferred Stock
As part of the Merger Agreement with Spirit, each outstanding share of Spirit Series A Preferred Stock, par value $0.01 per share, converted into the right to receive one share of newly issued Realty Income Series A Preferred Stock, having substantially the same terms as the Spirit Series A Preferred Stock, resulting in 6.9 million shares of Realty Income Series A Preferred Stock issued.
In September 2024, we redeemed all 6.9 million shares of Realty Income Series A Preferred Stock outstanding. The shares were redeemed at redemption value of $25.00 per share, plus accrued and unpaid dividends to September 30, 2024. The excess of the $25.00 liquidation price per share over the carrying value of Realty Income Series A Preferred Stock redeemed resulted in a loss on redemption of $5.1 million for the year ended December 31, 2024.

17.    Common Stock Incentive Plan
In March 2021, our Board of Directors adopted, and in May 2021, stockholders approved, the Realty Income 2021 Incentive Award Plan (the "2021 Plan") which replaced the Realty Income 2012 Incentive Award Plan (the "2012 Plan"). The 2021 Plan provides for the award to our directors, employees, and consultants of up to 8.9 million shares.
In connection with our merger with VEREIT in 2021, shares which remained available for issuance under the VEREIT, Inc. 2021 Equity Incentive Plan immediately prior to the closing of the merger (as adjusted by the Exchange Ratio) may be used for awards under the 2021 Plan and will not reduce the shares authorized for grant under the 2021 Plan, to the extent that awards using such shares (i) are permitted without stockholder approval under applicable stock exchange rules, (ii) are made only to VEREIT service providers or individuals who become Realty Income service providers following the date of the consummation of the merger, and (iii) are only granted under the 2021 Plan during the period commencing on the date of the consummation of the merger and ending on June 2, 2031. As a result, 6.2 million additional shares were available for issuance under the 2021 Plan.
The amount of share-based compensation costs recognized in 'General and administrative' in our consolidated statements of income and comprehensive income was $32.7 million, $26.2 million, and $21.6 million during the years ended December 31, 2024, 2023, and 2022, respectively.
In connection with the Merger, each outstanding Spirit restricted stock award and performance share award was cancelled and converted into Realty Income common stock, using the Exchange Ratio in accordance with the Merger Agreement. The issuance is excluded from the sections below, as the awards were not granted under the 2021 Plan. The aggregate fair value of fully vested Spirit awards converted into Realty Income common stock was $66.5 million, of which i.) $41.7 million related to pre-combination services and is included in the consideration transferred in the Merger and ii.) $24.8 million of expense was recognized at the date of acquisition in merger, transaction, and other costs, net related to the value attributable to post-combination services. For more details, please see note 2, Merger with Spirit Realty Capital, Inc.
A.    Restricted Stock
The following table summarizes our common stock grant activity:

	2024		2023		2022
	Number of shares	Weighted average price (1)	Number of shares	Weighted average price (1)	Number of shares	Weighted average price (1)
Outstanding nonvested shares, beginning of year	347,051	$67.89	242,660	$67.12	212,630	$65.20
Shares granted	346,321	$52.66	222,511	$65.40	156,274	$67.37
Shares vested	(151,977)	$56.45	(110,634)	$61.28	(118,160)	$63.95
Shares forfeited	(27,096)	$58.08	(7,486)	$66.91	(8,084)	$67.78
Outstanding nonvested shares, end of each period	514,299	$61.54	347,051	$67.89	242,660	$67.12
(1) Grant date fair value.
For each of the years ended December 31, 2024, 2023, and 2022, we granted 40,000 shares of restricted stock to the independent members of our Board of Directors in connection with our annual awards in May of each year. The vesting period of these shares is up to three years, based on each director's years of service, and is subject to the director's continued service through each applicable vesting date. In addition, in February 2024, we granted 4,000 shares of restricted stock to a new member of our Board of Directors, which vest in equal parts over a three-year period. In connection with shares granted in each respective year, 16,000, 20,000, and 20,000 shares vested immediately and 28,000, 20,000, and 20,000 shares vest in equal parts over a three-year service period.
As of December 31, 2024, the remaining unamortized share-based compensation expense related to restricted stock totaled $19.7 million, which is being amortized on a straight-line basis over the service period of each applicable award. The expense amortization period for restricted stock is the lesser of the four-year service period or the period over which the awardee reaches the qualifying retirement age. For employees who have already met the qualifying retirement age, restricted stock is fully expensed at the grant date. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and conditions of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.

B.    Restricted Stock Units
During 2024, 2023, and 2022, we also granted restricted stock units that vest over service periods of four-years and have the same economic rights as shares of restricted stock:

	2024		2023		2022
	Number of restricted stock units	Weighted average price (1)	Number of restricted stock units	Weighted average price (1)	Number of restricted stock units	Weighted average price (1)
Outstanding nonvested shares, beginning of year	42,612	$65.62	58,513	$67.91	67,367	$69.69
Shares granted	30,538	$52.72	15,065	$66.41	24,820	$66.82
Shares vested	(22,640)	$58.31	(29,492)	$70.30	(26,917)	$70.55
Shares forfeited	(11,979)	$56.76	(1,474)	$71.02	(6,757)	$71.14
Outstanding nonvested shares, end of each period	38,531	$62.45	42,612	$65.62	58,513	$67.91
(1) Grant date fair value.
As of December 31, 2024, the remaining share-based compensation expense related to the restricted stock units totaled $1.4 million and is being recognized on a straight-line basis over the service period. The amount of share-based compensation for the restricted stock units is based on the fair value of our common stock at the grant date. The expense amortization period for restricted stock units is the lesser of the four-year service period or the period over which the awardee reaches the qualifying retirement age. For employees who have already met the qualifying retirement age, restricted stock units are fully expensed at the grant date.
C.    Performance Shares
During 2024, 2023, and 2022, we granted annual performance share awards, as well as dividend equivalent rights, to our executive officers. The number of performance shares that vest for each of the three years is based on the achievement of the following performance goals:

	Weighting for year granted
Annual Performance Awards Metrics	2024	2023	2022
Total shareholder return (“TSR”) ranking relative to MSCI US REIT Index	50%	55%	55%
Dividend per share growth rate	25%	20%	20%
Net Debt-to-Pro Forma Adjusted EBITDAre Ratio	25%	25%	25%
The annual performance shares vest 50% as of the date of which the plan administrator determines the achievement of the applicable goals during the applicable three-year performance period and the remaining 50% on January 1 of the following year, subject to continued service.
The fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model.
The following table summarizes our performance share grant activity:

	2024		2023		2022
	Number of performance shares	Weighted average price (1)	Number of performance shares	Weighted average price (1)	Number of performance shares	Weighted average price (1)
Outstanding nonvested shares, beginning of year	561,769	$72.64	470,880	$73.37	388,139	$68.09
Shares granted	309,363	$55.25	215,040	$73.32	174,940	$77.73
Shares vested	(186,193)	$57.16	(124,151)	$76.59	(74,247)	$59.62
Shares forfeited	—	$—	—	$—	(17,952)	$58.59
Outstanding nonvested shares, end of each period	684,939	$68.99	561,769	$72.64	470,880	$73.37
(1) Grant date fair value.
As of December 31, 2024, the remaining share-based compensation expense related to the performance shares totaled $19.6 million and is being recognized on a tranche-by-tranche basis over the service period.

18.    Net Income per Common Share
The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation (shares in thousands):

	Years ended December 31,
	2024	2023	2022
Weighted average shares used for the basic net income per share computation	862,959	692,298	611,766
Incremental shares from share-based compensation	411	349	395
Dilutive effect of forward ATM offerings	422	377	20
Weighted average shares used for diluted net income per share computation	863,792	693,024	612,181
Unvested shares from share-based compensation that were anti-dilutive	179	117	32
Weighted average partnership common units convertible to common shares that were anti-dilutive	2,050	1,795	1,292
Weighted average forward ATM offerings that were anti-dilutive	519	759	644
19.    Supplemental Disclosures of Cash Flow Information
The following table summarizes our supplemental cash flow information during the periods indicated below (in thousands):

	Years ended December 31,
	2024	2023	2022
Supplemental disclosures:
Cash paid for interest	$970,009	$692,004	$501,716
Cash paid for income taxes	$32,278	$12,283	$45,031
Non-cash activities:
Net increase (decrease) in fair value of derivatives	$64,092	$(116,145)	$58,753
Term loans assumed at fair value	$1,300,000	$—	$—
Notes payable assumed at fair value	$2,481,486	$—	$—
Increase in noncontrolling interests from property acquisitions	$—	$39,156	$—
Mortgages assumed at fair value	$—	$—	$45,079
Issuance/conversion of common partnership units of Realty Income, L.P. (1)	$47,253	$—	$51,221
(1) See note 11, Noncontrolling Interests for further details.
The following table provides a reconciliation of 'Cash and cash equivalents' reported on our consolidated balance sheets to the total of the cash, cash equivalents, and restricted cash reported within our consolidated statements of cash flows (in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents shown in the consolidated balance sheets	$444,962	$232,923
Restricted escrow deposits (1)	36,326	6,247
Impounds related to mortgages payable (1)	14,218	53,005
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$495,506	$292,175
(1) Included within 'Other assets, net' on our consolidated balance sheets (see note 3, Supplemental Detail for Certain Components of Consolidated Balance Sheets). These amounts consist of cash that we are legally entitled to, but that is not immediately available to us. As a result, these amounts were considered restricted as of the dates presented.

20.    Segment and Geographic Information
A.    Segment Information
Our business is characterized as owning and leasing commercial properties under long-term, net lease agreements (whereby clients are responsible for property taxes, insurance and maintenance costs), and these economic characteristics are similar across various property types, geographic locations, and industries in which our clients operate. The Company's chief operating decision maker ("CODM") is its President, Chief Executive Officer. Information reviewed by our CODM in evaluating performance and allocating resources is primarily operating results and cash flow analysis on a consolidated basis. Therefore, we operate and manage the business in one operating and reportable segment.
The CODM assesses performance and decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. Our significant segment expenses include consolidated expense categories presented in our consolidated statements of income and comprehensive income, as well as additional significant segment expense categories reported within 'Property (including reimbursable)' and 'General and administrative' expense captions, as follows (in millions):

	Years ended December 31,
	2024	2023	2022
Property (excluding reimbursable)	$74.6	$42.8	$41.6
Cash G&A expenses (1)	$144.2	$118.3	$116.9
(1) Represents 'General and administrative' expenses as presented in our consolidated statements of income and comprehensive income, less share-based compensation costs.
Other segment items included in consolidated net income consist of 'Gain on sales of real estate' and 'Other income, net', as presented in our consolidated statements of income and comprehensive income.
B.    Geographic Information
The following table disaggregates domestic and international revenue by major asset types and geographic regions (in millions):

	Years ended December 31,
	2024
	U.S.	U.K.	Other (1)	Total
Retail	$3,368.5	$508.2	$133.2	$4,009.9
Industrial	747.0	48.1	—	795.1
Other (2)	237.9	0.8	—	238.7
Rental (including reimbursable)	$4,353.4	$557.1	$133.2	$5,043.7
Other revenue				227.4
Total revenue				$5,271.1

	2023
	U.S.	U.K.	Other (1)	Total
Retail	$2,754.2	$374.0	$65.4	$3,193.6
Industrial	515.4	43.7	—	559.1
Other (2)	205.5	—	—	205.5
Rental (including reimbursable)	$3,475.1	$417.7	$65.4	$3,958.2
Other revenue				120.8
Total revenue				$4,079.0

	2022
	U.S.	U.K.	Other (1)	Total
Retail	$2,455.9	$243.3	$30.9	$2,730.1
Industrial	465.2	30.2	—	495.4
Other (2)	74.2	—	—	74.2
Rental (including reimbursable)	$2,995.3	$273.5	$30.9	$3,299.7
Other revenue				44.0
Total revenue				$3,343.7

(1) Other includes rental revenue generated from all other European countries we operate in.
(2) Other includes all other property types in our portfolio.
No individual client’s revenue represented more than 10% of our total revenue for each of the years ended December 31, 2024, 2023, and 2022.
Long-lived assets include items such as property, plant, equipment and right-of-use assets subject to operating and finance leases. The following table disaggregates domestic and international total long-lived assets (in millions):

	As of December 31,
	2024				2023
	U.S.	U.K.	Other (1)	Total	U.S.	U.K.	Other (1)	Total
Long-lived assets	$43,186.5	$7,485.6	$1,617.7	$52,289.8	$36,577.1	$6,787.1	$1,496.1	$44,860.3
Remaining assets				16,545.2				12,919.1
Total assets				$68,835.0				$57,779.4
(1) Other includes long-lived assets in all other European countries we operate in.
21.    Commitments and Contingencies
In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.
At December 31, 2024, we had commitments of $93.5 million, which primarily relate to tenant improvements, recurring capital expenditures, and non-recurring building improvements. In addition, as of December 31, 2024, we had committed $683.3 million under construction contracts related to development projects, which have estimated rental revenue commencement dates between February 2025 and March 2026.
22.    Subsequent Events
A.     Dividends
In January 2025, we declared a dividend of $0.2640 per share to our common stockholders, which was paid in February 2025. In addition, in February 2025, we declared a dividend of $0.2680, which will be paid in March 2025.
B.     Share Repurchase Program
In February 2025, our Board of Directors authorized a share repurchase program for up to $2.0 billion in shares of our common stock, which will expire in January 2028. Repurchases under the repurchase program may be made at management’s discretion from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, Rule 10b5-1 plans or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The share repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.
Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024 our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
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
Management has used the framework set forth in the report entitled “Internal Control-Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. KPMG LLP has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.
Submitted on February 25, 2025 by,
Sumit Roy, President, Chief Executive Officer
Jonathan Pong, Executive Vice President, Chief Financial Officer, and Treasurer

Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B:    Other Information
Director and Officer Trading Arrangements and Policies
During the three months ended December 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C:    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None
PART III
Item 10:    Directors, Executive Officers and Corporate Governance
Realty Income Corporation has adopted insider trading policies and procedures applicable to our directors, officers, and employees, that we believe are reasonably designed to promote compliance with insider trading laws, and regulations, and the listing standards of the New York Stock Exchange. A copy of our policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
The information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.
Item 11:    Executive Compensation
The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.
Item 12:    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.
Item 13:    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.
Item 14:    Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, San Diego, CA, Auditor Firm ID: 185.
The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV
Item 15:     Exhibits and Financial Statement Schedules
A.                         The following documents are filed as part of this report.
1.             Financial Statements (see Item 8)
a.                          Reports of Independent Registered Public Accounting Firm
b.                         Consolidated Balance Sheets,
December 31, 2024 and December 31, 2023
c.                          Consolidated Statements of Income and Comprehensive Income,
Years ended December 31, 2024, 2023, and 2022
d.                         Consolidated Statements of Equity,
Years ended December 31, 2024, 2023, and 2022
e.                          Consolidated Statements of Cash Flows,
Years ended December 31, 2024, 2023, and 2022
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

3.7	Articles of Amendment dated May 17, 2022 (filed as exhibit 3.1 to the Company's Form 8-K, filed on May 19, 2022 (File No. 001-13374) and incorporated herein by reference.
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

4.88
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

4.89
Form of 5.000% Note due 2029 issued on September 4, 2024 (filed as exhibit 4.2 and contained in 4.4 to the Company's Form 8-K, filed on September 4, 2024 (File No. 001-13374) and incorporated herein by reference).

4.90
Form of 5.250% Note due 2041 issued on September 4, 2024 (filed as exhibit 4.3 and contained in exhibit 4.4 to the Company's Form 8-K, filed on September 4, 2024 (File No. 001-13374) and incorporated herein by reference).

4.91
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

4.92*	Description of Securities.

Material Contracts
10.1+
Dividend Reinvestment and Stock Purchase Plan (filed pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, on February 16, 2024, as a prospectus supplement to the Company's prospectus dated February 16, 2024 (File No. 333-277150) and incorporated herein by reference).

10.2+	Realty Income Executive Severance Plan dated January 15, 2019 (filed as exhibit 10.1 to the Company's Form 8-K, filed on January 18, 2019 (File No. 001-13374) and incorporated herein by reference).
10.3+
Form of Participation Agreement to Realty Income Executive Severance Plan dated January 15, 2019 (filed as exhibit 10.2 to the Company's Form 8-K, filed on January 18, 2019 (File No. 001-13374) and incorporated herein by reference).

10.4+
Realty Income Corporation Retirement Policy, effective as of November 7, 2022 (filed as exhibit 10.29 to the Company's Form 10-K, filed on February 22, 2023 (File No. 001-13374) and incorporated herein by reference).

10.5+
Realty Income Corporation Deferred Compensation Plan, effective as of December 1, 2024 (filed as exhibit 10.1 to the Company's Form 8-K, filed on November 26, 2024 (File No. 001-13374) and incorporated herein by reference).

10.6+
Realty Income Corporation 2021 Incentive Award Plan (filed as Appendix B to the Company's Proxy Statement on Schedule 14A filed on April 01, 2021 (File No. 001-13374) and incorporated herein by reference).

10.7+
First Amendment to the Realty Income Corporation 2021 Incentive Award Plan (filed as exhibit 10.1 to the Company's Form 8-K, filed on November 1, 2021 (File No. 001-13374) and incorporated herein by reference).

10.8*+	Second Amendment to the Realty Income Corporation 2021 Incentive Award Plan.
10.9+
Form of Restricted Stock Agreement for Non-Employee Directors under the Realty Income Corporation 2021 Incentive Award Plan (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-8 filed on May 18, 2021 (File No. 333-256254) and incorporated herein by reference).

10.10+
Form of Restricted Stock Agreement for Executives under the Realty Income Corporation 2021 Incentive Award Plan (filed as exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2021, filed on February 23, 2022 (File No. 001-13374) and incorporated herein by reference).

10.11+
Form of Restricted Stock Unit Agreement for Senior Vice Presidents and Executives under the Realty Income Corporation 2021 Incentive Award Plan (filed as exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2022, filed on February 23, 2022 (File No. 001-13374) and incorporated herein by reference).

10.12+
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

10.14+
Form of Restricted Stock Agreement for Executive Officers under the Realty Income Corporation 2021 Incentive Award Plan (filed as exhibit 10.25 to the Company's Form 10-K, filed on February 22, 2023 (File No. 001-13374) and incorporated herein by reference).

10.15+
Form of Performance Share Award Agreement for Executive Officers under the Realty Income Corporation 2021 Incentive Award Plan (filed as exhibit 10.27 to the Company's Form 10-K, filed on February 22, 2023 (File No. 001-13374) and incorporated herein by reference).

10.16*+	Form of Deferred Restricted Stock Unit Agreement for Non-Employee Directors under the Realty Income Corporation 2021 Incentive Award Plan.
10.17*+	Form of Deferred Restricted Stock Unit Agreement for Executive Vice Presidents under the Realty Income Corporation 2021 Incentive Award Plan.
10.18*+	Form of Restricted Stock Agreement for Non-Employee Directors under the Realty Income Corporation 2021 Incentive Award Plan.
10.19*+	Form of Restricted Stock Agreement for Executives under the Realty Income Corporation 2021 Incentive Award Plan.
10.20
Consent Letter, dated July 20, 2021, among the Company, as Borrower, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the other parties named therein (filed as Exhibit 10.1 to the Company's Form 8-K filed on July 22, 2021 (File No. 001-13374) and incorporated herein by reference).

10.21	Second Amended and Restated Credit Agreement dated August 7, 2019 (filed as exhibit 10.1 to the Company's Form 8-K, filed on August 12, 2019 (File No. 001-13374) and incorporated herein by reference).
10.22
First Amendment to the Second Amended and Restated Credit Agreement dated December 22, 2021 (filed as exhibit 10.1 to the Company's Form 8-K, filed on December 28, 2021 (File No. 001-13374) and incorporated herein by reference).

10.23
Third Amended and Restated Credit Agreement among the Company, as Borrower, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the other parties named therein (filed as exhibit 10.1 to the Company’s Form 8-K filed on April 28, 2022 (File No. 001-13374) and incorporated herein by reference).

10.24
First Amendment to Third Amended and Restated Credit Agreement, dated December 21, 2023, by and among the Company, as Borrower, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the other parties named therein (filed as exhibit no. 10.1 to the Company’s Form 8-K filed on December 21, 2023 (File No. 001-13374) and incorporated herein by reference).

10.25
First Amendment to Term Loan Agreement, dated December 21, 2023, by and among the Company, as Borrower, the lender parties thereto, as lenders, and Toronto Dominion (Texas) LLC, as Administrative Agent (filed as exhibit no. 10.2 to the Company’s Form 8-K filed on December 21, 2023 (File No. 001-13374) and incorporated herein by reference).

10.26
Term Loan Agreement, dated January 6, 2023, by and among Realty Income Corporation, as borrower, the lender parties thereto, as lenders, and Toronto Dominion (Texas) LLC, as administrative agent (filed as exhibit 10.1 to the Company’s Form 8-K, filed on January 6, 2023 (File No. 001-13374) and incorporated herein by reference).

10.27
Amendment and Restatement to Term Loan Agreement, dated January 22, 2024, by and among Realty Income Corporation, as Borrower, the lender parties thereto, as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (filed as exhibit no. 10.1 to the Company’s Form 8-K, filed on January 24, 2024 (File No. 001-13374) and incorporated herein by reference).

10.28
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

Policy Relating to Recovery of Erroneously Awarded Compensation
97.1+
Realty Income Corporation Policy for Recovery of Erroneously Awarded Compensation, dated October 2, 2023 (filed as exhibit 97.1 to the Company's Form 10-K, filed on February 22, 2023 (File No. 001-13374) and incorporated herein by reference).

Insider Trading Policy
19.1*	Insider Trading Compliance Policy.
Subsidiaries of the Registrant
21.1*	Subsidiaries of the Company.
Consents of Experts and Counsel
23.1*	Consent of Independent Registered Public Accounting Firm.
Certifications
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Section 1350 Certifications as furnished by the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Interactive Data Files
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
**Furnished herewith.
+ Indicates a management contract or compensatory plan or arrangement
Item 16:                                  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

By:	/s/SUMIT ROY	Date: February 25, 2025
Sumit Roy
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/MICHAEL D. MCKEE	Date: February 25, 2025
Michael D. McKee
Non-Executive Chairman of the Board of Directors

By:	/s/PRISCILLA ALMODOVAR	Date: February 25, 2025
Priscilla Almodovar
Director

By:	/s/JACQUELINE BRADY	Date: February 25, 2025
Jacqueline Brady
Director

By:	/s/A. LARRY CHAPMAN	Date: February 25, 2025
A. Larry Chapman
Director

By:	/s/REGINALD H. GILYARD	Date: February 25, 2025
Reginald H. Gilyard
Director

By:	/s/MARY HOGAN PREUSSE	Date: February 25, 2025
Mary Hogan Preusse
Director

By:	/s/PRIYA CHERIAN HUSKINS	Date: February 25, 2025
Priya Cherian Huskins
Director

By:	/s/JEFF A. JACOBSON	Date: February 25, 2025
Jeff A. Jacobson
Director

By:	/s/GERARDO I. LOPEZ	Date: February 25, 2025
Gerardo I. Lopez
Director

By:	/s/GREGORY T. MCLAUGHLIN	Date: February 25, 2025
Gregory T. McLaughlin
Director

By:	/s/SUMIT ROY	Date: February 25, 2025
Sumit Roy
Director, President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/JONATHAN PONG	Date: February 25, 2025
Jonathan Pong
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ NEALE REDINGTON	Date: February 25, 2025
Neale Redington
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)

REALTY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2024
(dollars in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4 and 6)
Description	Number of Properties (Note 1)	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction			Date Acquired

U.S.
Advertising	4	$—	$18,677	$70,647	$—	$—	$18,677	$70,647	$89,324	$7,578	1990	-	2009	3/26/2021	-	11/1/2021
Aerospace	7	—	10,043	116,249	3,923	—	10,043	120,172	130,215	57,425	1951	-	2013	6/20/2011	-	1/23/2024
Apparel	102	—	215,633	625,635	10,329	199	215,633	636,163	851,796	107,256	1962	-	2022	10/30/1987	-	1/23/2024
Automotive Collision Service	271	—	211,719	533,602	18,747	10	211,719	552,359	764,078	85,326	1920	-	2024	8/30/2002	-	12/31/2024
Automotive Parts	487	—	208,502	608,834	8,281	827	208,502	617,942	826,444	138,348	1965	-	2022	8/6/1987	-	1/23/2024
Automotive Service	985	—	721,507	1,610,843	29,869	144	721,507	1,640,856	2,362,363	203,218	1920	-	2024	10/2/1985	-	9/30/2024
Automotive Tire Services	264	—	220,793	508,279	1,583	81	220,793	509,943	730,736	163,590	1947	-	2024	11/27/1985	-	1/23/2024
Beverage	18	—	183,323	185,539	90	—	183,323	185,629	368,952	69,119	1950	-	2020	6/25/2010	-	6/28/2022
Child Care	362	—	189,614	420,301	5,694	678	189,614	426,673	616,287	141,159	1949	-	2023	12/22/1981	-	1/23/2024
Consumer Appliances	1	—	4,275	29,317	31	—	4,275	29,348	33,623	789	2020	-	2020	1/23/2024	-	1/23/2024
Consumer Electronics	35	—	75,567	191,130	2,563	51	75,567	193,744	269,311	30,281	1984	-	2021	6/9/1997	-	1/23/2024
Consumer Goods	10	—	37,990	273,464	3,391	—	37,990	276,855	314,845	53,092	1987	-	2013	1/22/2013	-	1/23/2024
Convenience Stores	2,562	—	2,236,585	3,567,631	22,372	145	2,236,585	3,590,148	5,826,733	718,934	1922	-	2024	3/3/1995	-	11/22/2024
Crafts and Novelties	65	—	132,409	435,167	3,154	440	132,409	438,761	571,170	65,410	1973	-	2022	11/26/1996	-	12/27/2024
Diversified Industrial	57	—	122,404	575,538	15,525	—	122,404	591,063	713,467	55,020	1940	-	2023	9/19/2012	-	9/30/2024
Dollar Stores	3,131	—	978,226	2,818,117	8,246	9	978,226	2,826,372	3,804,598	637,617	1921	-	2024	2/3/1998	-	9/20/2024
Drug Stores	633	—	799,813	2,181,983	4,911	100	799,813	2,186,994	2,986,807	590,754	1958	-	2015	9/30/1998	-	9/30/2024
Education	18	—	28,124	66,515	1,912	81	28,124	68,508	96,632	18,580	1957	-	2009	12/19/1984	-	11/22/2022
Energy	54	—	49,545	184,352	1,281	—	49,545	185,633	235,178	9,662	1962	-	2023	11/1/2021	-	1/23/2024
Entertainment	81	—	228,807	641,817	31,797	—	228,807	673,614	902,421	38,835	1959	-	2024	3/31/1999	-	1/23/2024
Equipment Services	47	—	41,018	138,689	2,383	—	41,018	141,072	182,090	23,081	1965	-	2022	7/3/2003	-	1/23/2024
Financial Services	343	—	172,488	436,712	(2,946)	97	172,488	433,863	606,351	116,020	1807	-	2015	3/10/1987	-	1/23/2024
Food Processing	29	—	81,722	442,292	1,195	—	81,722	443,487	525,209	33,825	1958	-	2024	12/20/2012	-	9/27/2024
General Merchandise	295	—	456,083	1,294,955	5,245	463	456,083	1,300,663	1,756,746	224,946	1954	-	2024	12/23/1998	-	12/27/2024
Gaming	1	—	419,464	1,277,403	—	—	419,464	1,277,403	1,696,867	76,036	2019	-	2019	12/1/2022	-	12/1/2022
Grocery	280	—	606,141	1,573,347	6,493	325	606,141	1,580,165	2,186,306	328,332	1947	-	2024	9/30/2003	-	9/30/2024
Health and Beauty	8	—	6,696	49,339	8,149	—	6,696	57,488	64,184	9,729	1999	-	2017	2/23/1999	-	3/22/2023
Health and Fitness	185	—	465,108	1,992,348	22,628	172	465,108	2,015,148	2,480,256	450,780	1943	-	2023	5/31/1995	-	6/28/2024
Health Care	521	36,432	358,482	1,222,574	33,396	225	358,482	1,256,195	1,614,677	166,933	1922	-	2023	12/18/1984	-	11/21/2024
Home Furnishings	227	—	268,795	646,194	8,586	119	268,795	654,899	923,694	81,221	1947	-	2024	1/24/1984	-	1/23/2024
Home Improvement	287	6,965	701,886	1,376,021	26,788	63	701,886	1,402,872	2,104,758	218,431	1863	-	2025	12/22/1986	-	12/20/2024
Insurance	2	—	1,862	4,253	—	—	1,862	4,253	6,115	284	2000	-	2006	11/1/2021	-	10/17/2022
Jewelry	5	—	5,367	58,688	—	—	5,367	58,688	64,055	9,877	1997	-	2008	1/22/2013	-	11/1/2021
Machinery	4	—	6,577	69,225	86	—	6,577	69,311	75,888	10,965	1969	-	2021	7/31/2012	-	3/22/2023
Motor Vehicle Dealerships	89	—	307,193	566,856	1,700	—	307,193	568,556	875,749	114,433	1962	-	2023	11/29/2003	-	12/23/2024
Office Supplies	18	—	21,116	50,542	1,150	339	21,116	52,031	73,147	9,910	1978	-	2014	5/30/1997	-	1/23/2024
Oil & Gas	1	—	800	1,242	—	—	800	1,242	2,042	987	1999	-	1999	2/9/2005	-	2/9/2005
Other Manufacturing	45	—	69,697	374,706	3,505	240	69,697	378,451	448,148	35,439	1949	-	2018	1/22/2013	-	2/1/2024
Packaging	35	122	72,777	337,370	52,849	—	72,777	390,219	462,996	63,011	1956	-	2016	6/3/2011	-	1/23/2024

REALTY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
As of December 31, 2024
(dollars in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4 and 6)
Description	Number of Properties (Note 1)	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction			Date Acquired
Paper	2	$—	$2,462	$11,935	$45	$—	$2,462	$11,980	$14,442	$5,544	2002	-	2006	5/2/2011	-	12/21/2012
Pet Supplies and Services	146	—	147,308	437,223	13,138	239	147,308	450,600	597,908	73,500	1945	-	2023	12/22/1981	-	12/9/2024
Restaurants-Casual	919	—	734,414	1,570,012	2,518	1,359	734,414	1,573,889	2,308,303	307,751	1927	-	2023	5/16/1984	-	9/30/2024
Restaurants-Quick Service	2,084	—	1,021,288	2,089,131	1,815	174	1,021,288	2,091,120	3,112,408	406,441	1926	-	2024	12/9/1976	-	8/21/2024
Shoe Stores	6	—	6,992	41,985	341	215	6,992	42,541	49,533	15,778	1990	-	2008	3/26/1998	-	12/22/2021
Sporting Goods	66	—	148,498	421,993	6,223	178	148,498	428,394	576,892	75,236	1950	-	2020	10/17/2001	-	1/23/2024
Telecommunications	7	—	9,163	13,932	683	11	9,163	14,626	23,789	3,769	1964	-	2016	6/26/1998	-	1/23/2024
Theaters	105	—	276,852	784,839	10,968	—	276,852	795,807	1,072,659	320,017	1930	-	2016	7/27/2000	-	1/23/2024
Transportation Services	95	—	211,355	1,171,336	23,831	402	211,355	1,195,569	1,406,924	295,977	1967	-	2020	4/1/2003	-	1/23/2024
Warehousing and Storage	2	—	1,442	15,178	—	—	1,442	15,178	16,620	3,823	1979	-	2007	1/22/2013	-	11/1/2021
Wholesale Club	68	—	351,490	887,814	22	—	351,490	887,836	1,239,326	212,968	1985	-	2021	9/30/2011	-	1/23/2024
Other US	31	—	73,313	182,468	14,436	—	73,313	196,904	270,217	15,149	1970	-	2021	8/18/1986	-	11/21/2024

Europe
Apparel	7	—	79,550	197,647	30	—	79,550	197,677	277,227	9,959	1950	-	2005	4/19/2021	-	10/11/2024
Automotive Parts	2	—	3,854	7,604	50	—	3,854	7,654	11,508	505	1980	-	1996	6/17/2022	-	9/28/2023
Automotive Tire Services	3	—	1,678	5,117	—	—	1,678	5,117	6,795	776	1974	-	1994	3/9/2021	-	3/9/2021
Consumer Electronics	3	—	13,345	39,080	998	—	13,345	40,078	53,423	2,111	1997	-	2006	3/4/2022	-	5/14/2024
Convenience Stores	3	—	12,480	6,423	—	—	12,480	6,423	18,903	729	1982	-	2021	12/21/2021	-	9/20/2023
Diversified Industrial	5	—	28,998	56,823	923	—	28,998	57,746	86,744	3,805	1980	-	2020	7/22/2021	-	3/30/2023
Drug Stores	1	—	—	—	—	—	—	—	—	—	1990	-	1990	1/31/2023	-	1/31/2023
Energy	1	—	9,398	10,494	—	—	9,398	10,494	19,892	889	2020	-	2020	1/13/2022	-	1/13/2022
Entertainment	1	—	22,376	35,271	3	—	22,376	35,274	57,650	4,186	1993	-	1993	1/13/2022	-	1/13/2022
Food Processing	7	—	32,909	89,288	2,474	—	32,909	91,762	124,671	7,364	1950	-	2021	11/30/2021	-	2/23/2023
Financial Services	1	—	130,747	21,020	—	—	130,747	21,020	151,767	82	1934	-	1934	11/12/2024	-	11/12/2024
General Merchandise	26	—	205,983	290,261	2,057	—	205,983	292,318	498,301	20,452	1980	-	2023	8/25/2021	-	6/14/2024
Grocery	193	37,752	1,615,207	2,558,715	7,846	—	1,615,207	2,566,561	4,181,768	277,955	1800	-	2024	5/23/2019	-	12/12/2024
Health and Fitness	2	—	28,602	27,966	631	—	28,602	28,597	57,199	2,765	2004	-	2020	3/24/2022	-	1/31/2023
Health Care	6	—	26,696	51,455	9	—	26,696	51,464	78,160	5,397	1969	-	2006	3/23/2020	-	9/7/2022
Home Furnishings	14	—	99,109	145,122	562	—	99,109	145,684	244,793	12,827	1980	-	2019	4/9/2021	-	7/2/2024
Home Improvement	98	—	768,054	1,001,091	3,078	—	768,054	1,004,169	1,772,223	98,592	1890	-	2024	7/31/2020	-	12/11/2024
Motor Vehicle Dealerships	3	—	16,094	27,663	—	—	16,094	27,663	43,757	2,953	1990	-	2005	2/11/2022	-	9/27/2022
Other Manufacturing	3	—	47,157	15,319	—	—	47,157	15,319	62,476	1,034	1912	-	1968	4/6/2022	-	8/13/2024
Restaurants-Quick Service	29	—	11,099	22,640	—	—	11,099	22,640	33,739	412	1990	-	2016	3/17/2021	-	12/16/2024
Sporting Goods	92	—	249,047	448,187	3,092	—	249,047	451,279	700,326	26,500	1950	-	2021	8/5/2022	-	12/28/2023
Theaters	2	—	18,370	41,944	—	—	18,370	41,944	60,314	158	1990	-	2011	12/18/2019	-	11/27/2024
Transportation Services	4	—	19,899	28,108	6,037	—	19,899	34,145	54,044	1,990	1970	-	2023	1/6/2022	-	6/7/2024
Warehousing and Storage	1	—	51,819	48,078	8	—	51,819	48,086	99,905	5,208	2002	-	2002	3/11/2021	-	3/11/2021
Wholesale Club	8	—	53,133	96,033	—	—	53,133	96,033	149,166	8,089	1966	-	2002	10/28/2022	-	2/9/2024
Other Europe	7	—	107,576	—	115,628	—	107,576	115,628	223,204	—	—	-	—	4/27/2023	-	7/29/2024
	15,622	$81,271	$17,374,585	$40,456,911	$562,352	$7,386	$17,374,585	$41,026,649	$58,401,234	$7,396,924

REALTY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
As of December 31, 2024
(dollars in thousands)

Note 1.
Realty Income Corporation owns or holds interests in 14,922 single-client properties in the U.S., our corporate headquarters property in San Diego, California, 220 single-tenant properties in the U.K., and 168 single-client properties elsewhere in Europe. Crest Net Lease, Inc. owns six single-client properties in the U.S.

Realty Income Corporation also owns or holds interests in 171 multi-client properties in the U.S., 119 multi-tenant properties in the U.K., and 15 multi-client properties elsewhere in Europe.

Note 2.	Includes mortgages payable secured by 17 properties and excludes unamortized net premiums and discounts and deferred financing costs of $0.5 million.

Note 3.	The aggregate cost for federal income tax purposes for Realty Income Corporation is $66.2 billion and for Crest Net Lease, Inc. is $25.4 million.

Note 4.	The following is a reconciliation of total real estate carrying value for the years ended December 31 (in thousands):	2024	2023	2022

	Balance at beginning of period	$49,642,486	$42,689,699	$35,952,659

	Additions during period:
	Acquisitions and development	3,200,339	7,239,885	8,021,159
	Merger additions (1)	6,838,500	—	—
	Less amounts allocated to acquired lease intangible assets and liabilities	(253,904)	(484,096)	(625,730)
	Improvements	122,887	54,904	99,484
	Other (leasing costs and building adjustments) (2)	46,484	49,504	97,482
	Total additions	9,954,306	6,860,197	7,592,395

	Deductions during period:
	Cost of real estate sold	658,645	125,166	402,386
	Cost of equipment sold	24	11	—
	Releasing costs	—	—	53
	Other (3)	275,324	111,851	39,463
	Total deductions	933,993	237,028	441,902

	Foreign currency translation	(261,565)	329,618	(413,453)
	Balance at end of period	$58,401,234	$49,642,486	$42,689,699

	(1) Represents acquired assets from the Merger. For further information, see note 2, Merger with Spirit Realty Capital, Inc., to our consolidated financial statements.

(2) The year ended December 31, 2024 includes contributions to $46.5 million of RI LP Op Units. The year ended December 31, 2023 includes contributions to joint ventures of $38.4 million and reclassification of $11.3 million right of use assets under finance leases. The year ended December 31, 2022 includes $3.3 million right of use assets under finance leases, $43.0 million mortgage assumption, and $51.2 million RI LP Op Units.

(3) The year ended December 31, 2024 includes $7.7 million for building razed and $267.6 million of impairment, excluding impairment of depreciation, in-place and above-market leases. The year ended December 31, 2023 includes $14.0 million for building razed and $97.5 million of impairment, excluding impairment of depreciation, in-place and above-market leases. The year ended December 31, 2022 includes $13.6 million for building razed and $25.9 million of impairment.

REALTY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
As of December 31, 2024
(dollars in thousands)

Note 5.	The following is a reconciliation of accumulated depreciation for the years ended (in thousands):	2024	2023	2022

	Balance at Beginning of Period	$6,096,736	$4,908,658	$3,963,753

	Additions During Period - Provision for Depreciation	1,508,492	1,233,709	1,028,182

	Deductions During Period:
	Accumulated depreciation of real estate and equipment sold or disposed of	197,932	57,609	73,913

	Foreign Currency Translation	(10,372)	11,978	(9,364)

	Balance at Close of Period	$7,396,924	$6,096,736	$4,908,658

	Please see note 1, Summary of Significant Accounting Policies, to our consolidated financial statements for information regarding lives used for depreciation and amortization.

Note 6.	In 2024, provisions for impairment were recorded on 237 Realty Income properties.
	In 2023, provisions for impairment were recorded on 112 Realty Income properties.
	In 2022, provisions for impairment were recorded on 94 Realty Income properties.

	See report of independent registered public accounting firm.
F-4