Form 10-Q
period 2025-03-31
REALTY INCOME CORP
filed 2025-05-06
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025, or
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of May 2, 2025, there were 903,079,947 shares of common stock outstanding.

REALTY INCOME CORPORATION
Index to Form 10-Q
March 31, 2025

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts) (unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Real estate held for investment, at cost:
Land	$17,724,549	$17,320,520
Buildings and improvements	41,693,098	40,974,535
Total real estate held for investment, at cost	59,417,647	58,295,055
Less accumulated depreciation and amortization	(7,758,675)	(7,381,083)
Real estate held for investment, net	51,658,972	50,913,972
Real estate and lease intangibles held for sale, net	120,251	94,979
Cash and cash equivalents	319,007	444,962
Accounts receivable, net	952,410	877,668
Lease intangible assets, net	6,216,454	6,322,992
Goodwill	4,932,199	4,932,199
Investment in unconsolidated entities	1,233,700	1,229,699
Other assets, net	4,324,703	4,018,568
Total assets	$69,757,696	$68,835,039
LIABILITIES AND EQUITY
Distributions payable	$244,575	$238,045
Accounts payable and accrued expenses	730,064	759,416
Lease intangible liabilities, net	1,609,085	1,635,770
Other liabilities	915,959	923,128
Revolving credit facility and commercial paper	1,701,896	1,130,201
Term loans, net	2,392,299	2,358,417
Mortgages payable, net	42,606	80,784
Notes payable, net	22,879,025	22,657,592
Total liabilities	$30,515,509	$29,783,353
Commitments and contingencies (Note 20)
Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 1,300,000 shares authorized, 903,062 and 891,511 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	$48,075,527	$47,451,068
Distributions in excess of net income	(9,117,085)	(8,648,559)
Accumulated other comprehensive income	72,819	38,229
Total stockholders’ equity	$39,031,261	$38,840,738
Noncontrolling interests	210,926	210,948
Total equity	$39,242,187	$39,051,686
Total liabilities and equity	$69,757,696	$68,835,039
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three months ended March 31,
	2025	2024
REVENUE
Rental (including reimbursements)	$1,313,057	$1,208,169
Other	67,448	52,316
Total revenue	1,380,505	1,260,485
EXPENSES
Depreciation and amortization	608,935	581,064
Interest	268,374	240,614
Property (including reimbursements)	106,681	89,361
General and administrative	44,044	40,842
Provisions for impairment	116,589	89,489
Merger, transaction, and other costs, net	279	94,104
Total expenses	1,144,902	1,135,474
Gain on sales of real estate	22,537	16,574
Foreign currency and derivative (loss) gain, net	(2,545)	4,046
Equity in earnings (losses) of unconsolidated entities	4,357	(1,676)
Other income, net	7,167	5,446
Income before income taxes	267,119	149,401
Income taxes	(15,657)	(15,502)
Net income	251,462	133,899
Net income attributable to noncontrolling interests	(1,647)	(1,615)
Net income attributable to the Company	249,815	132,284
Preferred stock dividends	—	(2,588)
Net income available to common stockholders	$249,815	$129,696
Amounts available to common stockholders per common share:
Net income, basic and diluted	$0.28	$0.16
Weighted average common shares outstanding:
Basic	891,666	834,940
Diluted	892,351	835,242

Net income available to common stockholders	$249,815	$129,696
Other comprehensive income (loss):
Foreign currency translation adjustment	45,215	(18,036)
Unrealized (loss) gain on derivatives, net	(10,625)	8,922
Total other comprehensive income (loss)	$34,590	$(9,114)
Comprehensive income available to common stockholders	$284,405	$120,582
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)
Three months ended March 31, 2025 and 2024

	Shares of preferred stock	Preferred stock and paid in capital	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income	Total stockholders’ equity	Non-controlling interests	Total equity
Balance, December 31, 2024	—	$—	891,511	$47,451,068	$(8,648,559)	$38,229	$38,840,738	$210,948	$39,051,686
Net income	—	—	—	—	249,815	—	249,815	1,647	251,462
Other comprehensive income	—	—	—	—	—	34,590	34,590	—	34,590
Distributions paid and payable	—	—	—	—	(718,341)	—	(718,341)	(3,011)	(721,352)
Share issuances, net of costs	—	—	11,288	627,900	—	—	627,900	—	627,900
Contributions by noncontrolling interests	—	—	—	—	—	—	—	1,342	1,342
Share-based compensation, net	—	—	263	(3,441)	—	—	(3,441)	—	(3,441)
Balance, March 31, 2025	—	$—	903,062	$48,075,527	$(9,117,085)	$72,819	$39,031,261	$210,926	$39,242,187

Balance, December 31, 2023	—	$—	752,460	$39,629,709	$(6,762,136)	$73,894	$32,941,467	$165,502	$33,106,969
Net income	—	—	—	—	132,284	—	132,284	1,615	133,899
Other comprehensive loss	—	—	—	—	—	(9,114)	(9,114)	—	(9,114)
Distributions paid and payable	—	—	—	—	(669,662)	—	(669,662)	(2,268)	(671,930)
Share issuances, net of costs	—	—	9,663	546,656	—	—	546,656	—	546,656
Shares issued with merger	6,900	167,394	108,308	6,043,641	—	—	6,043,641	—	6,043,641
Contributions by noncontrolling interests	—	—	—	—	—	—	—	214	214
Share-based compensation, net	—	—	325	755	—	—	755	—	755
Balance, March 31, 2024	6,900	$167,394	870,756	$46,220,761	$(7,299,514)	$64,780	$38,986,027	$165,063	$39,151,090

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$251,462	$133,899
Adjustments to net income:
Depreciation and amortization	608,935	581,064
Amortization of share-based compensation	5,899	34,003
Non-cash revenue adjustments	(28,486)	(30,586)
Amortization of net discounts (premiums) on mortgages payable	65	(122)
Amortization of net discounts (premiums) on notes payable	652	(4,150)
Amortization of deferred financing costs	5,920	5,819
Foreign currency and unrealized derivative gain, net	(273)	(12,570)
Non-cash interest expense (income)	1,829	(1,800)
Gain on sales of real estate	(22,537)	(16,574)
Equity in (earnings) losses of unconsolidated entities	(4,357)	1,676
Distributions on common equity from unconsolidated entities	5,756	5,249
Provisions for impairment	116,589	89,489
Deferred income taxes	(104)	—
Change in assets and liabilities
Accounts receivable and other assets	(95,360)	(32,682)
Accounts payable, accrued expenses and other liabilities	(58,474)	25,958
Net cash provided by operating activities	787,516	778,673
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(1,184,086)	(535,903)
Improvements to real estate, including leasing costs	(22,900)	(9,628)
Investment in unconsolidated entities	(5,283)	(38,070)
Investment in loans	(200,872)	—
Proceeds from sales of real estate	92,573	95,624
Proceeds from note receivable	7,022	5,468
Insurance proceeds received	15	16
Non-refundable escrow deposits	(100)	—
Net cash acquired in merger	—	93,683
Net cash used in investing activities	(1,313,631)	(388,810)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(711,824)	(636,499)
Cash distributions to preferred stockholders	—	(2,588)
Borrowings on revolving credit facility and commercial paper programs	5,594,638	8,018,932
Payments on revolving credit facility and commercial paper programs	(5,084,178)	(7,748,935)
Principal payment on term loan	—	(250,000)
Proceeds from notes payable issued	—	1,250,000
Principal payment on notes payable	—	(499,999)
Principal payments on mortgages payable	(39,520)	(621,175)
Proceeds from common stock offerings, net	624,795	543,538
Proceeds from dividend reinvestment and stock purchase plan	3,105	3,117
Distributions to noncontrolling interests	(2,999)	(2,268)
Debt issuance costs	—	(28,603)
Other items, including shares withheld upon vesting	(9,459)	(8,493)
Net cash provided by financing activities	374,558	17,027
Effect of exchange rate changes on cash and cash equivalents	6,737	(2,279)
Net (decrease) increase in cash, cash equivalents and restricted cash	(144,820)	404,611
Cash, cash equivalents and restricted cash, beginning of period	495,505	292,175
Cash, cash equivalents and restricted cash, end of period	$350,685	$696,786
For supplemental disclosures, see note 18, Supplemental Disclosures of Cash Flow Information.
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited)
1.    Summary of Significant Accounting Policies
Realty Income Corporation (“Realty Income,” the “Company,” “we,” “our” or “us”), a Maryland corporation, is an S&P 500 company founded in 1969. Our shares of common stock trade on the New York Stock Exchange ("NYSE") under the symbol “O”.
As of March 31, 2025, we owned or held interests in a diversified portfolio of 15,627 properties located in all 50 states of the United States ("U.S."), the United Kingdom ("U.K."), and six other countries in Europe, with approximately 341.8 million square feet of leasable space.
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
In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented have been included. Operating results for the three months ended March 31, 2025 are not necessarily an indication of the results that may be expected for the entire year. Readers of this quarterly report should refer to our audited consolidated financial statements for the year ended December 31, 2024, which are included in our 2024 annual report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.
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

At March 31, 2025, we are considered the primary beneficiary of Realty Income, L.P. and certain investments, including investments in joint ventures. Below is a summary of selected financial data of such consolidated VIEs, included on our consolidated balance sheets at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Net real estate	$2,962,700	$2,882,135
Total assets	$3,519,975	$3,461,843
Total liabilities	$125,878	$131,096
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
We recognize deferred income tax in our taxable subsidiaries, including certain international jurisdictions. Deferred income tax assets and liabilities are generally the result of temporary differences between book and tax accounting, such as timing differences caused by different useful lives used for depreciation. We provide for a valuation allowance for deferred income tax assets if we believe some or all of the deferred income tax assets may not be realized. We had $3.5 million of net deferred tax liabilities as of both March 31, 2025 and December 31, 2024, which are reported in 'Other liabilities' on our consolidated balance sheets.
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
In addition to the client-specific collectability assessment conducted, we may also recognize a general allowance, as a reduction to rental revenue, for our operating lease receivables which are not expected to be fully collectible. We had $4.4 million of general allowance as of March 31, 2025. There was no general allowance as of December 31, 2024.
Loans Receivable. Our acquired loans are classified as held for investment and are carried at their amortized cost basis. We recognize interest income on loans receivable using a method that approximates the effective-interest method. Direct costs associated with originating loans, along with any premium or discount, are deferred and amortized as an adjustment to interest income over the term of the loan using the effective interest method. When management identifies the full recovery of the contractually specified payments of principal and interest of a loan is less than probable, we evaluate the expected loss amount and place it on non-accrual status. We have made an accounting policy election to record accrued interest on our loan portfolio separate from our loan receivable and other lending investments. These loans and the related interest receivable are presented in 'Other assets, net' on our consolidated balance sheets.
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
Recent Accounting Standards Not Yet Adopted.
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
In December 2023, the FASB issued Accounting Standards Update ASU 2023-09, Income Taxes, to enhance income tax disclosures, provide more information about tax risks and opportunities present in worldwide operations, and to disaggregate existing income tax disclosures. The guidance is effective for annual periods beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. We are currently evaluating the impact on our financial statement disclosures.

2.    Merger with Spirit Realty Capital, Inc.
On January 23, 2024, we completed our previously announced merger (the "Merger") with Spirit Realty Capital, Inc. (“Spirit”). For further details, please see note 2, Merger with Spirit Realty Capital, Inc., to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2024.
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

Shares of Spirit common stock exchanged (1)	142,136,567
Exchange Ratio	0.762
Shares of Realty Income common stock issued	108,308,064
Opening price of Realty Income common stock on January 23, 2024	$55.80
Fair value of Realty Income common stock issued to the former holders of Spirit common stock	$6,043,590
Shares of Realty Income Series A Preferred Stock issued in exchange for Spirit Series A Preferred Stock (2)	6,900,000
Opening price of Realty Income Series A Preferred Stock on January 23, 2024	$24.26
Fair value of Realty Income Series A Preferred Stock issued to the former holders of Spirit Series A Preferred Stock	$167,394
Cash paid for fractional shares	$51
Less: Fair value of Spirit restricted stock and performance awards attributable to post-combination costs (3)	$(24,751)
Consideration transferred	$6,186,284
(1) Includes 142.1 million shares of Spirit common stock outstanding as of January 23, 2024, which were converted into Realty Income common stock at the effective time of the Merger (the “Effective Time”) at an Exchange Ratio of 0.762 per share of Spirit common stock. The portion of the converted unvested Spirit restricted stock awards related to post-combination expense is removed in footnote (3) below.
(2) In September 2024, we redeemed all 6.9 million shares of Realty Income Series A Preferred Stock outstanding.
(3) Represents the fair value of fully vested Spirit restricted stock and performance share awards that were accelerated and converted into Realty Income common stock at the Effective Time, reflecting the value attributable to post-combination services. Spirit restricted stock and performance share awards are included in Spirit's outstanding common stock as of the date of the Merger. The fair value attributable to pre-combination services was $41.7 million and is included in the consideration transferred above.
A.    Merger-related Transaction Costs
In conjunction with the Merger, we incurred $0.7 million and $94.1 million of merger-related transaction costs during the three months ended March 31, 2025 and 2024, respectively, primarily consisting of employee severance, post-combination share-based compensation, transfer taxes, and various professional fees directly attributable to the Merger.
B.    Unaudited Pro Forma Financial Information
The following unaudited pro forma information presents a summary of our combined results of operations for the three months ended March 31, 2024, as if the Merger had occurred on January 1, 2023 (in millions, except per share data). The pro forma financial information is not necessarily indicative of the results of operations had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

Three months ended March 31,
2024
Total revenues	$1,307.7
Net income	$234.4
Basic and diluted earnings per share	$0.27
Our consolidated results of operations for the three months ended March 31, 2024 include $155.0 million of revenues and $6.9 million of net income, respectively, associated with the results of operations of Spirit from the closing of the Merger on January 23, 2024 to March 31, 2024.

3.    Supplemental Detail for Certain Components of Consolidated Balance Sheets (in thousands):

A.	Accounts receivable, net, consist of the following at:	March 31, 2025	December 31, 2024
	Straight-line rent receivables, net	$746,757	$694,844
	Client receivables, net	205,653	182,824
		$952,410	$877,668

B.	Lease intangible assets, net, consist of the following at:	March 31, 2025	December 31, 2024
	In-place leases	$7,469,150	$7,347,301
	Above-market leases	2,230,921	2,203,420
	Accumulated amortization of in-place leases	(2,689,173)	(2,487,302)
	Accumulated amortization of above-market leases	(796,442)	(742,338)
	Other items	1,998	1,911
		$6,216,454	$6,322,992

C.	Other assets, net, consist of the following at:	March 31, 2025	December 31, 2024
	Financing receivables, net	$1,582,784	$1,609,044
	Loans receivable, net	1,054,703	828,500
	Right of use asset - financing leases, net	749,317	653,353
	Right of use asset - operating leases, net	611,491	619,350
	Prepaid expenses	97,688	63,499
	Value-added tax receivable	57,244	48,075
	Interest receivable	31,677	16,071
	Derivative assets and receivables - at fair value	18,620	47,165
	Impounds related to mortgages payable	16,061	14,218
	Restricted escrow deposits	15,617	36,326
	Corporate assets, net	13,606	12,763
	Investment in sales type lease	6,154	6,138
	Revolving credit facility origination costs, net	6,098	7,331
	Non-refundable escrow deposits	100	225
	Other items	63,543	56,510
		$4,324,703	$4,018,568

D.	Accounts payable and accrued expenses consist of the following at:	March 31, 2025	December 31, 2024
	Notes payable - interest payable	$258,345	$261,605
	Derivative liabilities and payables - at fair value	100,726	81,524
	Property taxes payable	86,709	92,440
	Accrued property expenses	72,286	61,118
	Accrued income taxes	48,467	84,884
	Accrued costs on properties under development	39,190	59,602
	Value-added tax payable	37,636	26,829
	Mortgages, term loans, and credit line - interest payable	3,855	4,584
	Other items	82,850	86,830
		$730,064	$759,416

E.	Lease intangible liabilities, net, consist of the following at:	March 31, 2025	December 31, 2024
	Below-market leases	$2,135,977	$2,119,200
	Accumulated amortization of below-market leases	(526,892)	(483,430)
		$1,609,085	$1,635,770

F.	Other liabilities consist of the following at:	March 31, 2025	December 31, 2024
	Lease liability - operating leases	$447,473	$452,956
	Rent received in advance and other deferred revenue	349,311	352,334
	Lease liability - financing leases	77,995	77,190
	Security deposits	35,983	35,594
	Other items	5,197	5,054
		$915,959	$923,128
4.    Investments in Real Estate
A.    Acquisitions of Real Estate
Below is a summary of our acquisitions for the three months ended March 31, 2025 (unaudited):

	Number of Properties	Leasable Square Feet (in thousands)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Weighted Average Cash Yield (1)
Acquisitions
U.S. real estate	34	1,038	$201.6	12.2	6.9%
Europe real estate	16	2,689	824.7	3.9	7.0%
Total real estate acquisitions	50	3,727	$1,026.3	5.6	7.0%
Real Estate Properties Under Development
U.S. real estate	55	1,994	$70.2	16.8	7.2%
Europe real estate	13	319	68.7	10.8	7.5%
Total real estate properties under development	68	2,313	$138.9	13.7	7.4%
Total (2)	118	6,040	$1,165.2	6.6	7.0%
(1)The initial weighted average cash yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property. Since it is possible that a client could default on the payment of base rent (defined as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables), we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above. Contractual net operating income used in the calculation of initial weighted average cash yield includes approximately $0.8 million received as settlement credits as reimbursement of free rent periods for the three months ended March 31, 2025.
In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return. When the lease does not provide for a fixed rate of return on a property under development or expansion, the initial weighted average cash yield is computed as follows: estimated cash net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs.
(2)Our clients occupying the new properties are 90.3% retail and 9.7% industrial based on net operating income. Approximately 29% of the net operating income generated from acquisitions during the three months ended March 31, 2025 was from investment grade rated clients, their subsidiaries, or affiliated companies at the date of acquisition.

The aggregate purchase price, excluding properties under development as of March 31, 2025, has been allocated as follows (in millions):

	Acquisitions - USD	Acquisitions - Sterling	Acquisitions - Euro
Land	$41.2	£149.8	€56.1
Buildings and improvements	164.7	179.7	153.4
Lease intangible assets (1)	39.8	54.3	35.0
Other assets (2)	5.8	63.4	—
Lease intangible liabilities (3)	(10.3)	(3.5)	(4.8)
Total	$241.2	£443.7	€239.7
(1)The weighted average amortization period for acquired lease intangible assets is 7.2 years.
(2)USD-denominated other assets consist entirely of $5.8 million of financing receivables allocated to sales-leaseback transactions. Sterling-denominated other assets consist entirely of £63.4 million of right-of-use assets accounted for as finance leases.
(3)The weighted average amortization period for acquired lease intangible liabilities is 14.1 years.

The properties acquired during the three months ended March 31, 2025 generated total revenue and net income of $6.6 million and $2.3 million, respectively.
B.    Investments in Existing Properties
During the three months ended March 31, 2025, we capitalized costs of $30.7 million on existing properties in our portfolio, consisting of $29.8 million for non-recurring building improvements, $0.9 million for re-leasing costs, and less than $0.1 million for recurring capital expenditures. In comparison, during the three months ended March 31, 2024, we capitalized costs of $7.4 million on existing properties in our portfolio, consisting of $6.4 million for non-recurring building improvements, $0.9 million for re-leasing costs, and less than $0.1 million for recurring capital expenditures.
C.    Properties with Existing Leases
The value of the in-place and above-market leases is recorded to 'Lease intangible assets, net' on our consolidated balance sheets, and the value of the below-market leases is recorded to 'Lease intangible liabilities, net' on our consolidated balance sheets.
The values of the in-place leases are amortized as depreciation and amortization expense. The amounts amortized to expense for all of our in-place leases, for the three months ended March 31, 2025 and 2024 were $213.2 million and $211.5 million, respectively.
The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue in our consolidated statements of income and comprehensive income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the three months ended March 31, 2025 and 2024 were $9.7 million and $9.1 million, respectively. If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.
The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at March 31, 2025 (in thousands):

	Net increase (decrease) to rental revenue	Increase to amortization expense
2025	$(27,936)	$605,511
2026	(39,553)	711,360
2027	(39,149)	603,914
2028	(30,388)	509,598
2029	(26,211)	439,120
Thereafter	337,843	1,910,474
Total	$174,606	$4,779,977
D.    Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Three months ended March 31,
	2025	2024
Number of properties	55	46
Net sales proceeds	$92.6	$95.6
Gain on sales of real estate	$22.5	$16.6

5.    Investments in Unconsolidated Entities
The following is a summary of our investments in unconsolidated entities as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	Ownership %	Number of Properties	Carrying Amount (1) of Investment as of		Equity in earnings (losses) of unconsolidated entities
					Three months ended March 31,
	As of March 31, 2025		March 31, 2025	December 31, 2024	2025	2024
Data Center Joint Venture	80.0%	2	$302,837	$299,165	$3,674	$194
Bellagio Las Vegas Joint Venture - Common Equity Interest (2)	21.9%	1	268,984	274,057	683	(2,875)
Bellagio Las Vegas Joint Venture - Preferred Equity Interest (2)	n/a	n/a	650,000	650,000	—	—
Passport Park Joint Venture (3)	95.0%	3	11,879	6,477	—	—
Industrial Partnerships	n/a	n/a	—	—	—	1,005
Total investment in unconsolidated entities			$1,233,700	$1,229,699	$4,357	$(1,676)
(1)As of March 31, 2025, the total carrying amount of the investments exceeded the underlying equity in net assets (i.e., basis difference) by $7.9 million. This basis difference is primarily due to the capitalized interest related to the data center joint venture development funding.
(2)During the three months ended March 31, 2025 and 2024, we recognized interest income of $13.0 million for 8.1% preferential cumulative distributions, included within 'Other' revenue in our consolidated statements of income and comprehensive income. The unconsolidated entity had total debt outstanding of $3.0 billion as of March 31, 2025, all of which was non-recourse to us with limited customary exceptions.
(3)As of March 31, 2025, we hold a 95.0% common equity interest in the joint venture with Trammell Crow Company ("TCC"), with $7.7 million in preferred equity. We have committed to investing an additional $152.3 million for development of three industrial facilities. We have determined that we are not the primary beneficiary of this VIE because significant activities affecting economic performance are shared. TCC is the managing member, and we do not have substantive kick-out rights. We will continuously evaluate whether we are the primary beneficiary as power to direct significant activities can change during the joint venture's life. Our maximum loss exposure is limited to our common and preferred equity investments and committed funding.
6.     Investments in Loans and Financing Receivables
A.    Loans
The following table presents information about our loans as of March 31, 2025 and December 31, 2024 (dollars in millions):

			March 31, 2025
	Maturity	Interest Rates (1)	Principal	Amortized Cost	Allowance	Carrying Amount (2)
Senior Secured Notes Receivable	October 2029 - November 2030	8.125% - SONIA+5.75%	$830.5	$824.2	$(11.8)	$812.4
Mortgage Loan	September 2038	8.37%	33.5	33.5	—	33.5
Unsecured and Other Loans (3)	December 2026 - December 2028	10.25% - 11.00%	211.0	211.1	(2.3)	208.8
Total			$1,075.0	$1,068.8	$(14.1)	$1,054.7

			December 31, 2024
	Maturity	Interest Rates (1)	Principal	Amortized Cost	Allowance	Carrying Amount (2)
Senior Secured Notes Receivable	October 2029 - November 2030	8.125% - SONIA+5.75%	$803.7	$797.2	$(11.4)	$785.8
Mortgage Loan	September 2038	8.37%	33.5	33.5	—	33.5
Unsecured Loan	December 2026	11.00%	11.0	10.1	(0.9)	9.2
Total			$848.2	$840.8	$(12.3)	$828.5
(1) As of March 31, 2025 and December 31, 2024, we held two interest-only notes bearing interest at Sterling Overnight Indexed Average (“SONIA”) plus a margin.
(2) As of March 31, 2025 and December 31, 2024, the total carrying amount of the investment in loans excludes accrued interest of $29.4 million and $13.8 million, respectively, which is presented in 'Other assets, net' on our consolidated balance sheets.
(3) In February 2025, we invested $200.0 million in a loan, maturing in December 2028 with two 12-month extension options. This interest-only loan bears interest at either a cash rate of 10.25% or a payment-in-kind rate of 10.75%. We paid $199.8 million for this loan and incurred $1.1 million in origination costs. The discount and deferred costs are being amortized over the loan term.

B.    Financing Receivables
The following table presents information about our investments in sale-leaseback transactions accounted for as financing receivables in accordance with ASC 842, Leases as of March 31, 2025 and December 31, 2024 (dollars in millions):

		Carrying Value as of
	Maturity	March 31, 2025	December 31, 2024
Financing receivables, net	2028 - 2048	$1,582.8	$1,609.0
Total		$1,582.8	$1,609.0
C.    Allowance for Credit Losses
The following table summarizes the activity within the allowance for credit losses related to loans and financing receivable for the three months ended March 31, 2025 (in millions):

	Loans Receivable	Financing Receivable	Total
Allowance for credit losses at December 31, 2024	$12.3	$99.2	$111.5
Provisions for credit losses (1)	1.5	17.7	19.2
Foreign currency remeasurement	0.3	—	0.3
Allowance for credit losses at March 31, 2025	$14.1	$116.9	$131.0
(1) For the three months ended March 31, 2025, the provisions for credit losses on loans receivable were primarily due to initial expected credit losses on a loan acquired in February 2025. The increase in credit losses on financing receivables was largely attributable to deterioration in the creditworthiness on certain clients.
7.    Revolving Credit Facility and Commercial Paper Programs
A.    Revolving Credit Facility
As of March 31, 2025, we have a $4.25 billion unsecured revolving multi-currency revolving credit facility that matures in June 2026, includes two six-month extensions that can be exercised at our option, and allows us to borrow in up to 14 currencies, including USD. Our revolving credit facility also has a $1.0 billion expansion option, which is subject to obtaining lender commitments. Under our revolving credit facility, our investment grade credit ratings at March 31, 2025 provide for USD borrowings at Secured Overnight Financing Rate ("SOFR"), plus 0.725% with a SOFR adjustment charge of 0.10% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.95% over SOFR, for British Pound Sterling ("GBP") borrowings, at the SONIA, plus 0.725% with a SONIA adjustment charge of 0.0326% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.8826% over SONIA, and Euro ("EUR") borrowings at one-month Euro Interbank Offered Rate (“EURIBOR”), plus 0.725%, and a revolving credit facility fee of 0.125%, for all-in pricing of 0.85% over one-month EURIBOR.
As of March 31, 2025, we had a borrowing capacity of $2.96 billion available on our revolving credit facility (subject to customary conditions to borrowing) and an outstanding balance of $1.3 billion, including £577.0 million GBP and €501.0 million EUR borrowings, as compared to an outstanding balance at December 31, 2024 of $1.1 billion, including £376.0 million GBP and €572.0 million EUR borrowings.
The weighted average interest rate on outstanding borrowings under our revolving credit facility was 4.5% and 6.2% during the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, our weighted average interest rate on borrowings outstanding under our revolving credit facility was 4.3%. Our revolving credit facility is subject to various leverage and interest coverage ratio limitations, and at March 31, 2025, we were in compliance with the covenants under our revolving credit facility.
As of March 31, 2025, credit facility origination costs of $6.1 million are included in 'Other assets, net', as compared to $7.3 million at December 31, 2024, on our consolidated balance sheets. These costs are being amortized over the remaining term of our revolving credit facility.

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
As of March 31, 2025, the balance of borrowings outstanding under our commercial paper programs was $413.4 million, including €382.0 million of EUR borrowings, as compared to $67.3 million outstanding commercial paper borrowings, including €65.0 million of EUR borrowings, at December 31, 2024. The weighted average interest rate on outstanding borrowings under our commercial paper programs was 3.3% and 4.5% for the three months ended March 31, 2025 and 2024, respectively. We use our revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper programs. The commercial paper borrowings generally carry a term of less than a year.
We regularly review our revolving credit facility and commercial paper programs and may seek to extend, renew, or replace our revolving credit facility and commercial paper programs, to the extent we deem appropriate.
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
We also have a 2023 term loan agreement which allows us to incur up to an aggregate of $1.5 billion in multi-currency borrowings. In January 2024, we entered into interest rate swaps which fix our per annum interest rate at 4.9% until maturity in January 2026. As of March 31, 2025, we had $1.1 billion in multi-currency borrowings, including $90.0 million, £705.0 million, and €85.0 million in outstanding borrowings. Our A3/A- credit ratings provide for a borrowing rate of 80 basis points over the applicable benchmark rate, which includes adjusted SOFR for USD-denominated loans, adjusted SONIA for GBP-denominated loans, and EURIBOR for EUR-denominated loans.
Deferred financing costs were $1.6 million at March 31, 2025 and are included net of the term loans' principal balance, as compared to $2.2 million at December 31, 2024 on our consolidated balance sheets. These costs are being amortized over the remaining term of the term loans. As of March 31, 2025, we were in compliance with the covenants contained in the term loans.
9.    Mortgages Payable
During the three months ended March 31, 2025, we made $39.5 million in principal payments, including the full repayment of one mortgage for $39.0 million. No mortgages were assumed during the three months ended March 31, 2025.
Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At March 31, 2025, we were in compliance with these covenants.

The following table summarizes our mortgages payable as of March 31, 2025 and December 31, 2024 (dollars in millions):

As Of	Number of Properties (1)	Weighted Average Stated Interest Rate	Weighted Average Effective Interest Rate	Weighted Average Remaining Years Until Maturity	Remaining Principal Balance	Unamortized Discount and Deferred Financing Costs Balance, net	Mortgages Payable Balance
March 31, 2025	16	4.8%	5.9%	2.4	$43.0	$(0.4)	$42.6
December 31, 2024	17	4.0%	4.5%	1.4	$81.3	$(0.5)	$80.8
(1)At March 31, 2025, there were 10 mortgages on 16 properties and at December 31, 2024, there were 11 mortgages on 17 properties. The mortgages require monthly payments with principal payments due at maturity. At March 31, 2025 and December 31, 2024, all mortgages were at fixed interest rates.
The following table summarizes the maturity of mortgages payable as of March 31, 2025, excluding $0.4 million related to unamortized net discounts and deferred financing costs (dollars in millions):

Year of Maturity	Principal
2025	$5.1
2026	12.0
2027	22.3
2028	1.3
2029	1.3
Thereafter	1.0
Total	$43.0
10.    Notes Payable
A.    General
At March 31, 2025, our senior unsecured notes and bonds are USD-denominated, GBP-denominated, and EUR-denominated. Foreign-denominated notes are converted at the applicable exchange rate on the balance sheet date. The following are sorted by maturity date (in thousands):

	Maturity Dates	Principal (Currency Denomination)	Carrying Value (USD) as of
			March 31, 2025	December 31, 2024
3.875% Notes due 2025	April 15, 2025	$500,000	$500,000	$500,000
4.625% Notes due 2025	November 1, 2025	$549,997	549,997	549,997
5.050% Notes due 2026	January 13, 2026	$500,000	500,000	500,000
0.750% Notes due 2026	March 15, 2026	$325,000	325,000	325,000
4.875% Notes due 2026	June 1, 2026	$599,997	599,997	599,997
4.450% Notes due 2026	September 15, 2026	$299,968	299,968	299,968
4.125% Notes due 2026	October 15, 2026	$650,000	650,000	650,000
1.875% Notes due 2027 (1)	January 14, 2027	£250,000	323,390	312,975
3.000% Notes due 2027	January 15, 2027	$600,000	600,000	600,000
3.200% Notes due 2027	January 15, 2027	$299,984	299,984	299,984
1.125% Notes due 2027 (1)	July 13, 2027	£400,000	517,424	500,760
3.950% Notes due 2027	August 15, 2027	$599,873	599,873	599,873
3.650% Notes due 2028	January 15, 2028	$550,000	550,000	550,000
3.400% Notes due 2028	January 15, 2028	$599,816	599,816	599,816
2.100% Notes due 2028	March 15, 2028	$449,994	449,994	449,994
2.200% Notes due 2028	June 15, 2028	$499,959	499,959	499,959
4.700% Notes due 2028	December 15, 2028	$400,000	400,000	400,000
4.750% Notes due 2029	February 15, 2029	$450,000	450,000	450,000
3.250% Notes due 2029	June 15, 2029	$500,000	500,000	500,000

	Maturity Dates	Principal (Currency Denomination)	Carrying Value (USD) as of
			March 31, 2025	December 31, 2024
4.000% Notes due 2029	July 15, 2029	$399,999	399,999	399,999
5.000% Notes due 2029 (1)	October 15, 2029	£350,000	452,746	438,165
3.100% Notes due 2029	December 15, 2029	$599,291	599,291	599,291
3.400% Notes due 2030	January 15, 2030	$500,000	500,000	500,000
4.850% Notes due 2030	March 15, 2030	$600,000	600,000	600,000
3.160% Notes due 2030	June 30, 2030	£140,000	181,098	175,266
4.875% Notes due 2030 (1)	July 6, 2030	€550,000	595,166	569,415
1.625% Notes due 2030 (1)	December 15, 2030	£400,000	517,424	500,760
3.250% Notes due 2031	January 15, 2031	$950,000	950,000	950,000
3.200% Notes due 2031	February 15, 2031	$449,995	449,995	449,995
5.750% Notes due 2031 (1)	December 5, 2031	£300,000	388,068	375,570
2.700% Notes due 2032	February 15, 2032	$350,000	350,000	350,000
3.180% Notes due 2032	June 30, 2032	£345,000	446,278	431,906
5.625% Notes due 2032	October 13, 2032	$750,000	750,000	750,000
2.850% Notes due 2032	December 15, 2032	$699,655	699,655	699,655
1.800% Notes due 2033	March 15, 2033	$400,000	400,000	400,000
1.750% Notes due 2033 (1)	July 13, 2033	£350,000	452,746	438,165
4.900% Notes due 2033	July 15, 2033	$600,000	600,000	600,000
5.125% Notes due 2034	February 15, 2034	$800,000	800,000	800,000
2.730% Notes due 2034	May 20, 2034	£315,000	407,472	394,348
5.125% Notes due 2034 (1)	July 6, 2034	€550,000	595,166	569,415
5.875% Bonds due 2035	March 15, 2035	$250,000	250,000	250,000
3.390% Notes due 2037	June 30, 2037	£115,000	148,759	143,969
6.000% Notes due 2039 (1)	December 5, 2039	£450,000	582,102	563,355
5.250% Notes due 2041 (1)	September 4, 2041	£350,000	452,746	438,165
2.500% Notes due 2042 (1)	January 14, 2042	£250,000	323,390	312,975
4.650% Notes due 2047	March 15, 2047	$550,000	550,000	550,000
5.375% Notes due 2054	September 1, 2054	$500,000	500,000	500,000
Total principal amount			$23,157,503	$22,938,737
Unamortized net discounts and deferred financing costs (2)			(278,478)	(281,145)
			$22,879,025	$22,657,592
(1) Interest paid annually. Interest on the remaining senior unsecured notes and bond obligations included in the table is paid semi-annually.
(2) As a result of the Merger, the carrying values of the senior notes exchanged were adjusted to fair value.
The following table summarizes the maturity of our notes and bonds payable as of March 31, 2025, excluding unamortized net discounts, deferred financing costs (dollars in millions):

Year of Maturity	Principal
2025	$1,050.0
2026	2,375.0
2027	2,340.7
2028	2,499.8
2029	2,402.0
Thereafter	12,490.0
Total	$23,157.5
As of March 31, 2025, the weighted average interest rate on our notes and bonds payable was 3.8%, and the weighted average remaining years until maturity was 6.3 years.

Interest incurred on all of the notes and bonds was $219.9 million and $200.5 million for the three months ended March 31, 2025 and 2024, respectively.
Our outstanding notes and bonds are unsecured; accordingly, we have not pledged any assets as collateral for these or any other obligations.
All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. At March 31, 2025, we were in compliance with these covenants.
11.    Noncontrolling Interests
As of March 31, 2025, we have ten entities with noncontrolling interests that we consolidate, including an operating partnership, Realty Income, L.P., and interests in consolidated property partnerships not wholly-owned by us.
The following table represents the change in the carrying value of all noncontrolling interests through March 31, 2025 (in thousands):

	Realty Income, L.P. units (1)	Other Noncontrolling Interests	Total
Carrying value at December 31, 2024	$167,803	$43,145	$210,948
Contributions	—	1,342	1,342
Distributions	(2,210)	(801)	(3,011)
Allocation of net income	1,486	161	1,647
Carrying value at March 31, 2025	$167,079	$43,847	$210,926
(1) 2,681,808 units were outstanding as of both March 31, 2025 and December 31, 2024.
At March 31, 2025, we are considered the primary beneficiary of Realty Income, L.P. and other VIEs. For further information, see note 1, Summary of Significant Accounting Policies.
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

The following tables present the carrying values and estimated fair values of financial instruments as of March 31, 2025 and December 31, 2024 (in millions):

	March 31, 2025
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Loans receivable	$1,054.7	$—	$801.1	$243.9
Derivative assets	18.6	—	18.6	—
Total assets	$1,073.3	$—	$819.7	$243.9
Liabilities:
Mortgages payable	$43.0	$—	$—	$42.2
Notes and bonds payable	23,157.5	—	20,945.3	957.0
Derivative liabilities	100.7	—	100.7	—
Total liabilities	$23,301.2	$—	$21,046.0	$999.2

	December 31, 2024
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Loans receivable	$828.5	$—	$791.4	$43.7
Derivative assets	47.2	—	47.2	—
Total assets	$875.7	$—	$838.6	$43.7
Liabilities:
Mortgages payable	$81.3	$—	$—	$80.0
Notes and bonds payable	22,938.7	—	20,665.5	928.0
Derivative liabilities	81.5	—	81.5	—
Total liabilities	$23,101.5	$—	$20,747.0	$1,008.0
A.    Financial Instruments Not Measured at Fair Value on our Consolidated Balance Sheets
The fair value of short-term financial instruments such as cash and cash equivalents, accounts receivable, escrow deposits, accounts payable, distributions payable, revolving credit facility payable and commercial paper borrowings, and other liabilities approximate their carrying value in the accompanying consolidated balance sheets, due to their short-term nature. The aggregate fair value of our term loans approximates carrying value due to the frequent repricing of the variable interest rate charged on the borrowing.
The following table reflects the carrying amounts and estimated fair values of our financial instruments not measured at fair value on our consolidated balance sheets (in millions):

	March 31, 2025		December 31, 2024
	Carrying value	Fair value	Carrying value	Fair value
Loans receivable	$1,054.7	$1,045.0	$828.5	$835.1
Mortgages payable (1)	$43.0	$42.2	$81.3	$80.0
Notes and bonds payable (1)	$23,157.5	$21,902.2	$22,938.7	$21,593.5
(1) Excludes non-cash net premiums and discounts as well as deferred financing costs recorded on mortgages payable. Excludes non-cash net premiums and discounts, deferred financing costs, and the cumulative basis adjustment on fair value hedges recorded on notes payable.
The estimated fair values of our mortgage loan receivable, unsecured and mezzanine loans, mortgages payable, and private senior notes payable have been calculated by discounting the future cash flows using an interest rate based upon the relevant input, such as forward interest rate curve, plus an applicable credit-adjusted spread. Because this methodology includes unobservable inputs that reflect our own internal assumptions and calculations, the measurement of estimated fair values related to the named financial instruments are categorized as level 3 of the fair value hierarchy.

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
Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 on the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level three inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at March 31, 2025 and December 31, 2024, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified as level 2. For more details on our derivatives, see note 13, Derivative Instruments.
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
The following table summarizes our provisions for impairment on real estate investments during the periods indicated below (in millions):

	Three months ended March 31,
	2025	2024
Carrying value prior to impairment	$208.7	$191.1
Less: total provisions for impairment of real estate (1)	(97.4)	(88.2)
Carrying value after impairment	$111.3	$102.9
(1) Real estate assets that were deemed to be impaired for the three months ended March 31, 2025 primarily relate to properties leased to clients in bankruptcies or financial distress, as well as properties that are more likely than not to be sold in the next twelve months.
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
Derivatives Designated as Hedging Instruments - Net Investment Hedges
To mitigate the foreign currency exchange rate variations associated with our investment in EUR-denominated foreign operations, we may enter into derivative instruments, such as cross-currency swaps that qualify as net investment hedges under the criteria prescribed in accordance with ASC 815-20, Hedging - General. We use the spot method of assessing hedge effectiveness and apply the consistent election to the excluded component by recognizing changes in the fair value of the hedging instruments attributable to the excluded component in the same manner as described above. Any difference between the change in the fair value of the excluded components and the amounts recognized in earnings is reported in other comprehensive income as part of the foreign cumulative translation adjustment. The gain or loss on the portion of the derivative instruments included in the assessment of effectiveness is reported in other comprehensive income as part of the 'Foreign currency translation adjustment' line item, to the extent the relationship is highly effective. If our net investment changes during a reporting period, the hedge relationship will be assessed for whether a de-designation is warranted (only if the hedge notional amount is outside of prescribed tolerance). Further, certain EUR-denominated bonds and borrowings under our revolving credit facility and term loans may be also designated as, and are effective as, net investment hedges. Changes in the value of such borrowings, related to changes in the spot rates, will be recorded in the same manner as foreign currency translation adjustments. As of March 31, 2025, the total principal amount of foreign currency debt obligations designated as net investment hedges was $106.8 million.
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

The following table summarizes the terms and fair values of our derivative financial instruments at March 31, 2025 and December 31, 2024 (dollars in millions):

Derivative Type	Number of Instruments (1)	Notional Amount as of		Weighted Average Strike Rate (2)	Maturity Date (3)	Fair Value - asset (liability) as of
Derivatives Designated as Hedging Instruments		March 31, 2025	December 31, 2024			March 31, 2025	December 31, 2024
Interest rate swaps (4)	10	$2,180.0	$2,180.0	3.40%	Jun 2025 - Aug 2027	$15.0	$24.3
Interest rate swaptions (5)	3	250.0	—	(6)	Apr 2035	(0.3)	—
Cross-currency swaps - Fair Value	3	320.0	320.0	(7)	Oct 2032	(47.1)	(42.2)
Cross-currency swaps - Net Investment	3	280.0	280.0	(8)	Oct 2032	(42.0)	(37.6)
Foreign currency forwards	34	436.8	349.5	(9)	Apr 2025 - Oct 2026	(3.9)	9.3
		$3,466.8	$3,129.5			$(78.3)	$(46.2)
Derivatives not Designated as Hedging Instruments
Currency exchange swaps	5	$2,162.6	$1,725.3	(10)	Apr 2025	$(3.8)	$11.8
		$2,162.6	$1,725.3			$(3.8)	$11.8
Total of all Derivatives		$5,629.4	$4,854.8			$(82.1)	$(34.4)
(1)This column represents the number of instruments outstanding as of March 31, 2025.
(2)Weighted average strike rate is calculated using the notional value as of March 31, 2025.
(3)This column represents maturity dates for instruments outstanding as of March 31, 2025.
(4)We have ten variable-to-fixed interest rate swaps on our term loans that are designated as cash flow hedges.
(5)In March 2025, we executed three swaption collars to mitigate the risk associated with interest rate volatility for an anticipated issuance of USD-denominated bonds. In April 2025, these hedging instruments were terminated early upon the pricing of the April 2035 Notes, as discussed in note 21, Subsequent Events.
(6)Weighted average fixed rate of 3.962% for purchased payer swaptions and 3.662% for sold receiver swaptions.
(7)USD fixed rate of 5.625% and EUR weighted average fixed rate of 4.681%.
(8)USD fixed rate of 5.625% and EUR weighted average fixed rate of 4.716%.
(9)Weighted average forward GBP-USD exchange rate of 1.28.
(10) Weighted average exchange rates of 0.84 for EUR-GBP and 1.29 for GBP-USD.
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

The following table summarizes the amount of unrealized gain (loss) on derivatives and foreign currency translation adjustments in other comprehensive income (in thousands):

	Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships	2025	2024
Interest rate swaps	$(7,364)	$9,916
Foreign currency forwards	(13,182)	(570)
Interest rate swaptions	(406)	1,717
Total derivatives in cash flow hedging relationships	$(20,952)	$11,063
Derivatives in Fair Value Hedging Relationships
Cross-currency swaps - Fair Value	$10,327	$(2,141)
Total derivatives in fair value hedging relationships	$10,327	$(2,141)
Total unrealized (loss) gain on derivatives, net	$(10,625)	$8,922
Derivatives and Non-derivatives in Net Investment Hedging Relationships
Cross-currency swaps - Net Investment	$(4,826)	$4,873
Foreign currency debt	(4,127)	—
Total unrealized (loss) gain recorded in foreign currency translation adjustment	$(8,953)	$4,873
The following table summarizes the amount of gain (loss) on derivatives reclassified from AOCI (in thousands):

		Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships	Location of Increase Recognized in Income	2025	2024
Interest rate swaps	Interest	$3,384	$8,932
Foreign currency forwards	Foreign currency and derivative (loss) gain, net	1,318	2,111
Interest rate swaptions	Interest	104	(982)
Total derivatives in cash flow hedging relationships		$4,806	$10,061
Derivatives in Fair Value Hedging Relationships
Cross-currency swaps - Fair Value	Foreign currency and derivative (loss) gain, net	$215	$461
Total derivatives in fair value hedging relationships		$215	$461
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps - Net Investment (excluded component)	Foreign currency and derivative (loss) gain, net	$652	$869
Total derivatives in net investment hedging relationships		$652	$869
Net increase to net income		$5,673	$11,391
We expect to reclassify $7.7 million from AOCI as a decrease to interest expense relating to interest rate swaps and $2.6 million from AOCI as an increase to foreign currency gain relating to foreign currency forwards within the next twelve months.

The following table details our foreign currency and derivative (loss) gain, net included in income (in thousands):

	Three months ended March 31,
	2025	2024
Realized foreign currency and derivative loss, net:
Loss on the settlement of undesignated derivatives	$(23,404)	$(15,265)
Gain on the settlement of designated derivatives reclassified from AOCI	2,185	3,441
Gain (loss) on the settlement of transactions with third parties	3	(6)
Total realized foreign currency and derivative loss, net	$(21,216)	$(11,830)
Unrealized foreign currency and derivative (loss) gain, net:
(Loss) gain on the change in fair value of undesignated derivatives	$(3,820)	$2,138
Gain on remeasurement of certain assets and liabilities	22,491	13,738
Total unrealized foreign currency and derivative gain, net	$18,671	$15,876
Total foreign currency and derivative (loss) gain, net	$(2,545)	$4,046
14.    Lessor Operating Leases
At March 31, 2025, we owned or held interests in 15,627 properties. Of the 15,627 properties, 15,313, or 98.0%, are single-client properties, and the remaining are multi-client properties. At March 31, 2025, 231 properties were available for lease or sale. The majority of our leases are accounted for as operating leases.
At March 31, 2025, most of the properties in our portfolio were leased under net lease agreements where our client pays or reimburses us for property taxes and assessments and carries insurance coverage for public liability, property damage, fire, and extended coverage.
Rent based on a percentage of our clients' gross sales, or percentage rent, for the three months ended March 31, 2025 and 2024 was $5.8 million and $5.3 million, respectively.
15.    Stockholders' Equity
A.Common Stock
We pay monthly distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for the periods indicated below:

	Three months ended March 31,
Month	2025	2024
January	$0.2640	$0.2565
February	0.2640	0.2565
March	0.2680	0.2565
Total	$0.7960	$0.7695
At March 31, 2025, a distribution of $0.2685 per common share was payable and was paid in April 2025.
B.    At-the-Market ("ATM") Program
Under our current ATM program, we may offer and sell up to 120.0 million shares of common stock (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE under the ticker symbol "O" at prevailing market prices or at negotiated prices. Upon settlement, subject to certain exceptions, we may elect, in our sole discretion, to cash settle or net share settle all or any portion of our obligations under any forward sale agreement, in which cases we may not receive any proceeds (in the case of cash settlement) or will not receive any proceeds (in the case of net share settlement), and we may owe cash (in the case of cash settlement) or shares of our common stock (in the case of net share settlement) to the relevant forward purchaser. As of March 31, 2025, we had 44.8 million shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.

The following table outlines common stock issuances pursuant to our ATM programs (dollars in millions, shares in thousands):

	Three months ended March 31,
	2025	2024
Shares of common stock issued under the ATM program (1)	11,231	9,604
Gross proceeds	$632.0	$547.0
Sales agents' commissions and other offering expenses	(7.2)	(3.5)
Net proceeds	$624.8	$543.5
(1) During the three months ended March 31, 2025, 10.7 million shares were sold and 11.2 million shares were settled pursuant to forward sale confirmations. In addition, as of March 31, 2025, 1.2 million shares of common stock subject to forward sale confirmations have been executed, but not settled, at a weighted average initial gross price of $56.23 per share. We currently expect to fully settle forward sale agreements outstanding by June 30, 2025, representing $69.1 million in net proceeds, for which the weighted average forward price at March 31, 2025 was $55.38 per share.
C.    Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
Our DRSPP provides our common stockholders with a convenient and economical method of purchasing our common stock and reinvesting their distributions. It also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26.0 million common shares to be issued. At March 31, 2025, we had 10.7 million shares remaining for future issuance under our DRSPP program.
The following table outlines common stock issuances pursuant to our DRSPP program (dollars in millions, shares in thousands):

	Three months ended March 31,
	2025	2024
Shares of common stock issued under the DRSPP program	57	58
Gross proceeds	$3.1	$3.1
16.    Common Stock Incentive Plan
The amount of share-based compensation costs recognized in 'General and administrative' in our consolidated statements of income and comprehensive income was $5.9 million and $9.3 million during the three months ended March 31, 2025 and 2024, respectively.
In connection with the Merger, each outstanding Spirit restricted stock award and performance share award was cancelled and converted into Realty Income common stock, using the Exchange Ratio in accordance with the merger agreement. The issuance is excluded from the sections below, as the awards were not granted under the Realty Income 2021 Incentive Award Plan (the "2021 Plan"). The aggregate fair value of fully vested Spirit awards converted into Realty Income common stock was $66.5 million, of which i.) $41.7 million related to pre-combination services and is included in the consideration transferred in the merger and ii.) $24.8 million of expense was recognized in January 2024 in merger, transaction, and other costs, net related to the value attributable to post-combination services. For more details, please see note 2, Merger with Spirit Realty Capital, Inc.
A.    Restricted Stock and Restricted Stock Units
During the three months ended March 31, 2025, we granted 245,935 shares of common stock under the 2021 Plan. Our restricted stock awards granted to employees vest over a service period not exceeding four-years.
During the three months ended March 31, 2025, we also granted 38,490 restricted stock units, all of which vest over a four-year service period.
As of March 31, 2025, the remaining unamortized share-based compensation expense related to restricted stock awards and units totaled $32.5 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and conditions of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.

B.    Performance Shares
During the three months ended March 31, 2025, we granted 285,242 performance shares, as well as dividend equivalent rights, to our executive officers. The performance shares are earned based on our Total Shareholder Return (“TSR”) performance relative to select industry indices and peer groups as well as achievement of certain operating metrics, and vest 50% as of the date of which the plan administrator determines the achievement of the applicable goals during the applicable three-year performance period and the remaining 50% on January 1 of the following year, subject to continued service.
As of March 31, 2025, the remaining share-based compensation expense related to the performance shares totaled $34.2 million. The performance shares are being recognized on a tranche-by-tranche basis over the service period. The fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model.
17.    Net Income per Common Share
The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation (shares in thousands):

	Three months ended March 31,
	2025	2024
Weighted average shares used for the basic net income per share computation	891,666	834,940
Incremental shares from share-based compensation	574	289
Dilutive effect of forward ATM offerings	111	13
Weighted average shares used for diluted net income per share computation	892,351	835,242
Unvested shares from share-based compensation that were anti-dilutive	72	188
Weighted average partnership common units convertible to common shares that were anti-dilutive	2,682	1,795
Weighted average forward ATM offerings that were anti-dilutive	5	453
18.    Supplemental Disclosures of Cash Flow Information
The following table summarizes our supplemental cash flow information during the periods indicated below (in thousands):

	Three months ended March 31,
	2025	2024
Supplemental disclosures:
Cash paid for interest	$270,919	$229,182
Cash paid for income taxes	$55,035	$21,582
Non-cash activities:
Net (decrease) increase in fair value of derivatives	$(47,749)	$45,133
Term loans assumed at fair value	$—	$1,300,000
Notes payable assumed at fair value	$—	$2,481,486
The following table provides a reconciliation of 'Cash and cash equivalents' reported on our consolidated balance sheets to the total of the cash, cash equivalents, and restricted cash reported within our consolidated statements of cash flows (in thousands):

	March 31, 2025	March 31, 2024
Cash and cash equivalents shown in the consolidated balance sheets	$319,007	$680,159
Restricted escrow deposits (1)	15,617	6,401
Impounds related to mortgages payable (1)	16,061	10,226
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$350,685	$696,786
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
The CODM assesses performance and decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. Our significant segment expenses include consolidated expense categories presented in our consolidated statements of income and comprehensive income, as well as additional significant segment expense categories reported within 'Property (including reimbursements)' and 'General and administrative' expense captions, as follows (in millions):

	Three months ended March 31,
	2025	2024
Property (excluding reimbursements)	$19.3	$16.6
Cash G&A expenses (1)	$38.1	$31.5
(1) Represents 'General and administrative' expenses as presented in our consolidated statements of income and comprehensive income, less share-based compensation costs.
Other segment items included in consolidated net income consist of 'Gain on sales of real estate' and 'Other income, net', as presented in our consolidated statements of income and comprehensive income.
B.    Geographic Information
The following table disaggregates domestic and international revenue by major asset types and geographic regions (in millions):

	Three months ended March 31,
	2025
	U.S.	U.K.	Other (1)	Total
Retail	$864.1	$138.2	$39.3	$1,041.6
Industrial	196.4	11.7	—	208.1
Other (2)	62.4	1.0	—	63.4
Rental (including reimbursements)	$1,122.9	$150.9	$39.3	$1,313.1
Other revenue				67.4
Total revenue				$1,380.5

	2024
	U.S.	U.K.	Other (1)	Total
Retail	$810.9	$116.8	$31.7	$959.4
Industrial	177.2	11.7	—	188.9
Other (2)	59.9	—	—	59.9
Rental (including reimbursements)	$1,048.0	$128.5	$31.7	$1,208.2
Other revenue				52.3
Total revenue				$1,260.5

(1) Other includes rental revenue generated from all other European countries we operate in.
(2) Other includes all other property types in our portfolio.

No individual client’s revenue represented more than 10% of our total revenue for each of the three months ended March 31, 2025 and 2024.
Long-lived assets include items such as property, plant, equipment and right-of-use assets subject to operating and finance leases. The following table disaggregates domestic and international total long-lived assets (in millions):

	March 31, 2025				December 31, 2024
	U.S.	U.K.	Other (1)	Total	U.S.	U.K.	Other (1)	Total
Long-lived assets	$42,957.8	$8,257.9	$1,933.2	$53,148.9	$43,186.5	$7,485.6	$1,617.7	$52,289.8
Remaining assets				16,608.8				16,545.2
Total assets				$69,757.7				$68,835.0
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
At March 31, 2025, we had $601.3 million of commitments under construction contracts related to development projects, which have estimated rental revenue commencement dates between April 2025 and March 2027. In addition, at March 31, 2025, we had commitments of $88.6 million for tenant improvements, recurring capital expenditures, and non-recurring building improvements, and had accrued $8.2 million in contingent purchase consideration obligations related to leasing activities for a multi-tenant property acquired in 2024, representing the remaining amounts deemed probable and estimable as of March 31, 2025.
21.    Subsequent Events
A.     Dividends
In April 2025, we declared a dividend of $0.2685 per share to our common stockholders, which will be paid in May 2025.
B. ATM Forward Offerings
As of May 2025, ATM forward agreements for a total of 4.7 million shares remain unsettled with total expected net proceeds of approximately $265.6 million, of which 3.5 million shares were sold in April 2025.
C.     Notes Issuance
In April 2025, we issued $600.0 million of 5.125% senior unsecured notes due April 2035 (the "April 2035 Notes"). The public offering price for the April 2035 Notes was 98.371% of the principal amount for an effective semi-annual yield to maturity of 5.337%. Interest is paid semi-annually.
D.     Revolving Credit Facility Recast
In April 2025, we closed on the recast and expansion of an aggregate $5.38 billion multi-currency unsecured credit facility. Included in the total capacity is a newly-established $1.38 billion unsecured credit facility for our U.S. Core Plus Fund (the "Fund"), a newly formed open-end, perpetual life private fund.
The capacity of the Realty Income revolving credit facility is updated to $4.0 billion with an accordion expansion feature up to $5.0 billion, which is subject to obtaining lender commitments. The revolving credit facility is bifurcated into two $2.0 billion tranches, which initially mature on April 29, 2027 and April 29, 2029, respectively, before giving effect to two six-month extension options. Pursuant to the terms of the revolving credit facility, the current A3/A- credit ratings provide for a borrowing rate of 72.5 basis points over the SOFR for USD borrowings, with a facility commitment fee of 12.5 basis points, for all-in drawn pricing of 85 basis points over the SOFR for USD borrowings.
The $1.38 billion capacity of the Fund credit facility consists of a $1.0 billion revolving credit facility and a $380.0 million delayed draw, unsecured term loan. The aggregate facilities under the Fund Credit Agreement can be increased to up to $2.0 billion pursuant to an accordion expansion feature, which is subject to obtaining lender commitments. The Fund revolving credit facility initially matures on April 29, 2029, before giving effect to two six-month extension options, and the $380.0 million delayed draw term loan initially matures on April 29, 2028 and includes two six-month extension options.

Item 7:                              Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the documents incorporated by reference, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. When used in this quarterly report, the words “estimated,” “anticipated,” “expect,” “believe,” “intend,” “continue,” “should,” “may,” “likely,” “plans,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include discussions of our business and portfolio; growth strategies and intentions to acquire or dispose of properties (including geographies, timing, partners, clients and terms); re-leases, re-development and speculative development of properties and expenditures related thereto; future operations and results; the announcement of operating results, strategy, plans, and the intentions of management; statements made regarding our share repurchase program; settlement of shares of common stock sold pursuant to forward sale confirmations under our At-the-Market (“ATM”) Program; dividends, including the amount, timing and payments of dividends; and trends in our business, including trends in the market for long-term leases of freestanding, single-client properties. Forward-looking statements are subject to risks, uncertainties, and assumptions about us, which may cause our actual future results to differ materially from expected results. Some of the factors that could cause actual results to differ materially are, among others, our continued qualification as a real estate investment trust; general domestic and foreign business, economic, or financial conditions; competition; fluctuating interest and currency rates; inflation and its impact on our clients and us; access to debt and equity capital markets and other sources of funding (including the terms and partners of such funding); continued volatility and uncertainty in the credit markets and broader financial markets; other risks inherent in the real estate business including our clients' solvency, client defaults under leases, increased client bankruptcies, potential liability relating to environmental matters, illiquidity of real estate investments, and potential damages from natural disasters; impairments in the value of our real estate assets; volatility and changes in domestic and foreign laws and the application, enforcement or interpretation thereof (including with respect to income tax laws and rates); property ownership through co-investment ventures, funds, joint ventures, partnerships and other arrangements which may transfer or limit our control of the underlying investments; epidemics or pandemics including measures taken to limit their spread, the impacts on us, our business, our clients, and the economy generally; the loss of key personnel; the outcome of any legal proceedings to which we are a party or which may occur in the future; acts of terrorism and war; and the anticipated benefits from mergers and acquisitions.
Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2024.
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
OVERVIEW
Realty Income (NYSE: O), an S&P 500 company, is real estate partner to the world's leading companies®. Founded in 1969, we invest in diversified commercial real estate and, as of March 31, 2025, have a portfolio of over 15,600 properties in all 50 states of the United States ("U.S."), the United Kingdom ("U.K."), and six other countries in Europe. We are known as “The Monthly Dividend Company®” and have a mission to invest in people and places to deliver dependable monthly dividends that increase over time. Since our founding, we have declared 658 consecutive monthly dividends and are a member of the S&P 500 Dividend Aristocrats® index for having increased our dividend for over 30 consecutive years.
As of March 31, 2025, we owned or held interests in 15,627 properties, with approximately 341.8 million square feet of leasable space leased to 1,598 clients doing business in 91 separate industries. Of the 15,627 properties in our portfolio as of March 31, 2025, 15,313, or 98.0%, were single-client properties, and the remaining were multi–client properties. Our total portfolio of 15,627 properties as of March 31, 2025 had a weighted average remaining lease term (excluding rights to extend a lease at the option of the client) of approximately 9.1 years. Total portfolio annualized base rent (defined as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables) on our leases as of March 31, 2025 was $5.05 billion.

As of March 31, 2025, approximately 34.3% of our total portfolio annualized base rent comes from properties leased to our investment grade clients, their subsidiaries or affiliated companies. As of March 31, 2025, our top 20 clients (based on percentage of total portfolio annualized base rent) represented approximately 36.4% of our annualized base rent and 11 of these clients have investment grade credit ratings or are subsidiaries or affiliates of investment grade companies. Approximately 91% of our annualized retail base rent as of March 31, 2025, is derived from our clients with a service, non-discretionary, and/or low price point component to their business.
Unless otherwise specified, references to rental revenue in the Management's Discussion and Analysis of Financial Condition and Results of Operations are exclusive of reimbursements from clients for recoverable real estate taxes and operating expenses totaling $87.4 million and $72.7 million for the three months ended March 31, 2025 and 2024, respectively.
RECENT DEVELOPMENTS
Increases in Monthly Dividends to Common Stockholders
We have continued our 56-year history of paying monthly dividends by increasing the dividend three times during 2025. As of April 2025, we have paid 110 consecutive quarterly dividend increases and increased the dividend 130 times since our listing on the New York Stock Exchange (“NYSE”) in 1994.

2025 Dividend increases	Month Declared	Month Paid	Monthly Dividend per share	Increase per share
1st increase	Dec 2024	Jan 2025	$0.2640	$0.0005
2nd increase	Feb 2025	Mar 2025	$0.2680	$0.0040
3rd increase	Mar 2025	Apr 2025	$0.2685	$0.0005
The dividends paid per share during the three months ended March 31, 2025 totaled $0.7960, as compared to $0.7695 during the three months ended March 31, 2024, an increase of $0.027, or 3.4%.
The monthly dividend of $0.2685 per share represents a current annualized dividend of $3.222 per share, and an annualized dividend yield of 5.6% based on the last reported sale price of our common stock on the NYSE of $58.01 on March 31, 2025. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.
Investments
During the three months ended March 31, 2025, we invested $1.4 billion at an initial weighted average cash yield of 7.5%, including investments in 121 properties, properties under development or expansion, and loans. See notes 4, Investments in Real Estate, 5, Investments in Unconsolidated Entities, and 6, Investments in Loans and Financing Receivables, to the consolidated financial statements for further details.
Dispositions
During the three months ended March 31, 2025, we sold 55 properties with total net proceeds received of $92.6 million.
Equity Capital Raising
During the three months ended March 31, 2025, we raised $635.1 million of proceeds from the sale of common stock, at a weighted average price of $56.26 per share, primarily through proceeds from the sale of common stock through our ATM program. The ATM program issuances during the three months ended March 31, 2025 included 11.2 million shares issued pursuant to forward sale confirmations. As of March 31, 2025, 1.2 million shares of common stock subject to forward sale confirmations have been executed but not settled. See note 15, Stockholders' Equity, to the consolidated financial statements for further details.
Credit Facilities
In April 2025, we closed on the recast and expansion of our multi-currency unsecured credit facility totaling $5.38 billion, including a $1.38 billion unsecured facility for our private fund. See note 21, Subsequent Events, to the consolidated financial statements for further details.

Note Issuance
In April 2025, we issued $600.0 million of 5.125% senior unsecured notes due April 2035. See note 21, Subsequent Events, to the consolidated financial statements for further details.
Portfolio Discussion
Leasing Results
At March 31, 2025, we had 231 properties available for lease or sale out of 15,627 properties in our portfolio, which represents a 98.5% occupancy rate based on the number of properties in our portfolio. Our property-level occupancy rates exclude properties with ancillary leases only, such as cell towers and billboards, and properties with possession pending, and include properties owned by unconsolidated joint ventures. Below is a summary of our portfolio activity for the period indicated below:

Three months ended March 31, 2025
Properties available for lease at December 31, 2024	205
Lease expirations (1)	244
Re-leases to same client	(160)
Re-leases to new client	(9)
Vacant dispositions	(49)
Properties available for lease at March 31, 2025	231
(1)Includes scheduled and unscheduled expirations (including leases rejected in bankruptcy), as well as future expirations resolved in the period indicated above.
During the three months ended March 31, 2025, the new annualized base rent on re-leases was $46.22 million, as compared to the previous annual rent of $44.48 million on the same units, representing a rent recapture rate of 103.9% on the units re-leased.
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
Impact of Current Macroeconomic Conditions
We monitor developments related to macroeconomic factors that could have an adverse impact on our business and our clients. Our clients face challenges that may differ from or be additional to challenges we face, including potential changes in consumer confidence levels, behavior and spending and increased operational expenses, including potential impacts from changes in global trade policies. The extent of the future effects on our business, results of operations, cash flows, and growth strategies is highly uncertain and will ultimately depend on future developments, none of which can be predicted.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2025, we had $2.9 billion of liquidity, which consists of cash and cash equivalents of $319.0 million, unsettled ATM forward equity of $69.1 million, and $2.5 billion of availability under our $4.25 billion unsecured revolving credit facility, net of $1.3 billion of borrowing on the revolving credit facility and after deducting $413.4 million in borrowings under our commercial paper programs. We use our unsecured revolving credit facility as a liquidity backstop for the repayment of the notes issued under our commercial paper programs.
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
•Credit investment repayments.
In addition to these sources of liquidity, we are exploring various capital diversification initiatives, including the establishment of a third-party private capital open-end fund.
We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity are sufficient to meet our liquidity needs for the next twelve months. We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our revolving credit facility and commercial paper programs.
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
Capitalization
As of March 31, 2025, our total capitalization was $80.5 billion. Total capitalization consisted of $52.5 billion of common equity (based on the March 31, 2025 closing price on the NYSE of $58.01 and assuming the conversion of 2.7 million common units of Realty Income, L.P.), and total outstanding borrowings of $28.0 billion on our revolving credit facility, commercial paper, term loans, mortgages payable, and senior unsecured notes and bonds and our proportionate share of unconsolidated entities' debt (excluding unamortized deferred financing costs, discounts, and premiums).
Share Repurchase Program
In February 2025, our Board of Directors authorized a share repurchase program for up to $2.0 billion in shares of our common stock, which will expire in January 2028. Repurchases under the repurchase program may be made at management’s discretion from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, Rule 10b5-1 plans or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. No share repurchases have been made to date under the repurchase program.

ATM Program
During the three months ended March 31, 2025, we settled approximately 11.2 million shares of common stock previously sold pursuant to forward sale agreements through our ATM program for approximately $624.8 million of net proceeds. As of March 31, 2025, there were approximately 1.2 million shares of unsettled common stock subject to forward sale confirmations through our ATM program, representing approximately $69.1 million in expected net proceeds, which have been executed at a weighted average price of $55.38 per share (assuming full physical settlement of all outstanding shares of common stock, subject to such forward sale agreements and certain assumptions made with respect to settlement dates). Additionally, as of March 31, 2025, we had 44.8 million shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
Debt Financing Activities
At March 31, 2025, our total outstanding borrowings of revolving credit facility, commercial paper, term loans, mortgages payable, and senior unsecured notes and bonds were $27.3 billion, with a weighted average maturity of 5.5 years and a weighted average interest rate of 3.9%. As of March 31, 2025, approximately 94% of our total debt was fixed rate debt. See notes 7 through 10 to the consolidated financial statements for additional information about our outstanding debt, along with our debt financing activities during the three months ended March 31, 2025 below.
Mortgage Repayments
During the three months ended March 31, 2025, we made $39.5 million in principal payments, including the full repayment of one mortgage for $39.0 million.
Note Issuance
In April 2025, we issued $600.0 million of 5.125% senior unsecured notes due April 2035.
Note Repayment
In April 2025, we repaid $500.0 million of outstanding 3.875% senior unsecured notes, plus accrued and unpaid interest, upon maturity.
Credit Facilities
In April 2025, we closed on the recast and expansion of an aggregate $5.38 billion multi-currency unsecured credit facility. Included in the total capacity is a newly-established $1.38 billion unsecured credit facility for our U.S. Core Plus Fund (the "Fund"), a newly formed open-end, perpetual life private fund.
The capacity of the Realty Income revolving credit facility is updated to $4.0 billion with an accordion expansion feature up to $5.0 billion, which is subject to obtaining lender commitments. The revolving credit facility is bifurcated into two $2.0 billion tranches, which initially mature on April 29, 2027 and April 29, 2029, respectively, before giving effect to two six-month extension options. Pursuant to the terms of the revolving credit facility, the current A3/A- credit ratings provide for a borrowing rate of 72.5 basis points over the SOFR for USD borrowings, with a facility commitment fee of 12.5 basis points, for all-in drawn pricing of 85 basis points over the SOFR for USD borrowings.
The $1.38 billion capacity of the Fund credit facility consists of a $1.0 billion revolving credit facility and a $380.0 million delayed draw, unsecured term loan. The aggregate facilities under the Fund Credit Agreement can be increased to up to $2.0 billion pursuant to an accordion expansion feature, which is subject to obtaining lender commitments. The Fund revolving credit facility initially matures on April 29, 2029, before giving effect to two six-month extension options, and the $380.0 million delayed draw term loan initially matures on April 29, 2028 and includes two six-month extension options.

Covenants
The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on accounting principles generally accepted in the United States of America ("U.S. GAAP"), are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants and are not measures of our liquidity or performance. The actual amounts as of March 31, 2025, are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	41.4%
Limitation on incurrence of secured debt	< 40% of adjusted assets	0.2%
Debt service and fixed charge coverage (trailing 12 months) (1)	> 1.5x	4.7x
Maintenance of total unencumbered assets	> 150% of unsecured debt	242.2%
(1) Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any Debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our Debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters and subject to certain additional adjustments. Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of the first day of four-quarter period, nor does it purport to reflect our debt service coverage ratio for any future period. Fixed charge coverage is calculated in the same manner as the debt service coverage. The following is our calculation of debt service and fixed charge coverage at March 31, 2025 (in thousands, for trailing twelve months):

Net income attributable to the Company	$978,304
Plus: interest expense, excluding the amortization of deferred financing costs	1,021,513
Plus: provision for taxes	66,756
Plus: depreciation and amortization	2,423,515
Plus: provisions for impairment	452,934
Plus: pro forma adjustments	174,551
Less: gain on sales of real estate	(123,238)
Income available for debt service, as defined	$4,994,335
Total pro forma debt service charge	$1,056,506
Debt service and fixed charge coverage ratio	4.7x
Credit Agency Ratings
The borrowing interest rates under our revolving credit facility are based upon our ratings assigned by credit rating agencies. As of March 31, 2025, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook and Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook. In addition, we were assigned the following ratings on our commercial paper at March 31, 2025: Moody's Investors Service has assigned a rating of P-2 and Standard & Poor's Ratings Group has assigned a rating of A-2.
Based on our credit agency ratings as of March 31, 2025, interest rates under our credit facility for U.S. borrowings would have been at the Secured Overnight Financing Rate ("SOFR"), plus 0.725% with a SOFR adjustment charge of 0.10% and a revolving credit facility fee of 0.125%, for all-in drawn pricing of 0.95% over SOFR, for British Pound Sterling ("GBP") borrowings, at the Sterling Overnight Indexed Average (“SONIA”), plus 0.725% with a SONIA adjustment charge of 0.0326% and a revolving credit facility fee of 0.125%, for all-in drawn pricing of 0.8826% over SONIA, and for Euro ("EUR") borrowings at one-month Euro Interbank Offered Rate (“EURIBOR”), plus 0.725%, and a revolving credit facility fee of 0.125%, for all-in drawn pricing of 0.85% over one-month EURIBOR. In addition, our credit facility provides that the interest rates can range between: (i) SOFR/SONIA/EURIBOR, plus 1.40% if our credit rating is lower than BBB-/Baa3 or our senior unsecured debt is unrated and (ii) SOFR/SONIA/EURIBOR, plus 0.70% if our credit rating is A/A2 or higher. In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which ranges from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher.

We also issue senior debt securities from time to time and our credit ratings can impact the interest rates charged in those transactions. If our credit ratings or ratings outlook change, our cost to obtain debt financing could increase or decrease. The credit ratings assigned to us could change based upon, among other things, our results of operations and financial condition. These ratings are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that our ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. Moreover, a rating is not a recommendation to buy, sell or hold our debt securities or common stock.
Material Cash Requirements
The following table summarizes the maturity of each of our obligations as of March 31, 2025 (dollars in millions):

	Revolving Credit Facility and Commercial Paper (1)	Unsecured Term Loans	Mortgages Payable	Senior Unsecured Notes and Bonds	Interest (2)	Ground Leases Paid by the Company (3)	Ground Leases Paid by Our Clients (4)	Other (5)	Total
2025	$413.4	$800.0	$5.1	$1,050.0	$756.4	$9.7	$24.0	$455.5	$3,514.1
2026	1,288.5	1,093.9	12.0	2,375.0	858.7	17.7	32.5	167.5	5,845.8
2027	—	500.0	22.3	2,340.7	745.1	11.1	30.6	57.8	3,707.6
2028	—	—	1.3	2,499.8	640.6	9.0	27.6	3.1	3,181.4
2029	—	—	1.3	2,402.0	597.2	10.1	25.2	2.2	3,038.0
Thereafter	—	—	1.0	12,490.0	2,960.7	407.8	336.5	12.0	16,208.0
Total	$1,701.9	$2,393.9	$43.0	$23,157.5	$6,558.7	$465.4	$476.4	$698.1	$35,494.9
(1) The initial term of our revolving credit facility was set to expire in June 2026 and included, at our option, two six-month extensions. In April 2025, we completed the recast and expansion of our multi-currency unsecured credit facility, as described in Note 21, Subsequent Events. At March 31, 2025, there were $1.3 billion of outstanding borrowings under our revolving credit facility, and commercial paper programs outstanding were $413.4 million, which mature between May 2025 and June 2025.
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
(5) “Other” consists of $601.3 million of commitments under construction contracts, $88.6 million for tenant improvements, recurring capital expenditures, and non-recurring building improvements, and $8.2 million for contingent purchase consideration obligations related to leasing activities for a multi-tenant property acquired.
Investments in Unconsolidated Entities
As of March 31, 2025, our pro-rata share of secured debt of unconsolidated entities was approximately $659.2 million.
DIVIDEND POLICY
Distributions are paid monthly to holders of shares of our common stock.
Distributions are paid monthly to the limited partners holding common units of Realty Income, L.P., each on a per unit basis that is equal to the amount paid per share to our common stockholders (subject to the adjustment factor applicable to those units at the time of such distribution).
In order to maintain our status as a real estate investment trust ("REIT") for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2024, our cash distributions to common stockholders totaled $2.69 billion, or approximately 126.1% of our estimated taxable income of $2.13 billion. Certain measures are available to us to reduce or eliminate our tax exposure as a REIT, and accordingly, no provision for U.S. federal income taxes, other than our taxable REIT subsidiaries (each, a "TRS"), has been made. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance. We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our cash on hand and funds from operations are sufficient to support our current level of cash distributions to our stockholders. We distributed $0.796 per share to stockholders during the three months ended March 31, 2025, representing 75.1% of our diluted Adjusted Funds from Operations Available to Common Stockholders ("AFFO") per share of $1.06.

Future distributions will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, Funds from Operations Available to Common Stockholders ("FFO"), Normalized Funds from Operations Available to Common Stockholders ("Normalized FFO"), AFFO, cash flow from operations, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, our debt service requirements, and any other factors the Board of Directors may deem relevant. In addition, our revolving credit facility contains financial covenants that could limit the amount of distributions payable by us in the event of a default, and which prohibit the payment of distributions on our common stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our revolving credit facility.
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
RESULTS OF OPERATIONS
The following is a comparison of our results of operations for the three months ended March 31, 2025 and 2024.
Total Revenue
The following summarizes our total revenue (in millions):

	Three months ended March 31,
	2025	2024	Change
Rental (excluding reimbursements)	$1,225.7	$1,135.5	$90.2
Rental (reimbursements)	87.4	72.7	14.7
Other	67.4	52.3	15.1
Total revenue	$1,380.5	$1,260.5	$120.0

Rental Revenue (excluding reimbursements)
The table below summarizes the increase in rental revenue (excluding reimbursements) in the three months ended March 31, 2025 and 2024 (dollars in millions):

	Number of Properties	Three months ended March 31,
		2025	2024	Change
Properties acquired during 2025 & 2024	497	$55.0	$2.6	$52.4
Same store rental revenue (1)	14,702	1,149.4	1,135.1	14.3
Constant currency adjustment (2)	N/A	(5.0)	(2.4)	(2.6)
Properties sold during and prior to 2025	361	0.6	13.0	(12.4)
Straight-line rent and other non-cash adjustments	N/A	(3.1)	6.2	(9.3)
Vacant rents, development and other (3)	428	27.8	27.9	(0.1)
Other excluded revenue (4)	N/A	1.0	0.2	0.8
Less: Spirit rental revenue (5)	N/A	—	(47.1)	47.1
Total		$1,225.7	$1,135.5	$90.2
(1)The same store rental revenue percentage increased by 1.3% for the three months ended March 31, 2025 as compared with the same period in 2024.
(2)For purposes of comparability, same store rental revenue is presented on a constant currency basis using the exchange rate as of March 31, 2025.
(3)Relates to the aggregate of (i) rental revenue from 312 properties that were available for lease during part of 2025 or 2024 for the three months ended March 31, 2025, and (ii) rental revenue for 116 properties under development or completed developments that do not meet our same store pool definition for the three months ended March 31, 2025.
(4)"Other excluded revenue" primarily consists of reimbursements for tenant improvements and rental revenue that is not contractual base rent such as lease termination settlements.
(5)Amounts for the three months ended March 31, 2024 represent rental revenue from Spirit properties, which were not included in our financial statements prior to the close of the merger with Spirit on January 23, 2024.
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
Of the 16,856 in-place leases in the portfolio, 13,825, or 82.0%, were under leases that provide for increases in rents through: base rent increases tied to inflation (typically subject to ceilings), percentage rent based on a percentage of the clients’ gross sales, fixed increases, or a combination of two or more of the aforementioned rent provisions.
Rent based on a percentage of our clients' gross sales, or percentage rent, was $5.8 million and $5.3 million for the three months ended March 31, 2025 and 2024, respectively. Percentage rent represents less than 1% of rental revenue.
At March 31, 2025, our portfolio of 15,627 properties was 98.5% leased with 231 properties available for lease or sale, as compared to 98.6% leased with 217 properties available for lease at March 31, 2024. It has been our experience that approximately 1% to 4% of our property portfolio will be available for lease at any given time; however, it is possible that the number of properties available for lease or sale could increase in the future, given the nature of economic cycles and other unforeseen global events.
Rental Revenue (reimbursements)
A number of our leases provide for contractually obligated reimbursements from clients for recoverable real estate taxes and operating expenses. Contractually obligated reimbursements by our clients increased by $14.7 million for the three months ended March 31, 2025 as compared with the same period in 2024, primarily due to the growth of our portfolio due to acquisitions.

Other Revenue
The following summarizes our total other revenue (in millions):

	Three months ended March 31,
	2025	2024	Change
Interest income on financing receivables	$32.3	$31.5	$0.8
Interest income on loans and preferred equity investments	34.4	20.1	14.3
Other	0.7	0.7	—
	$67.4	$52.3	$15.1
Total other revenue increased by $15.1 million for the three months ended March 31, 2025 as compared with the same period in 2024, primarily due to higher interest income on loans due to growth in our loan portfolio.
Expenses
The following summarizes our total expenses (in millions):

	Three months ended March 31,
	2025	2024	Change
Depreciation and amortization	$608.9	$581.1	$27.8
Interest	268.4	240.6	27.8
Property (excluding reimbursements)	19.3	16.6	2.7
Property (reimbursements)	87.4	72.7	14.7
General and administrative	44.0	40.8	3.2
Provisions for impairment	116.6	89.5	27.1
Merger, transaction, and other costs, net	0.3	94.1	(93.8)
Total expenses	$1,144.9	$1,135.4	$9.5
Total revenue (1)	$1,293.1	$1,187.8
General and administrative expenses as a percentage of total revenue (1)	3.4%	3.4%
Property expenses (excluding reimbursements) as a percentage of total revenue (1)	1.5%	1.4%
(1) Excludes client reimbursements.
Depreciation and Amortization
Depreciation and amortization increased by $27.8 million for the three months ended March 31, 2025 as compared with the same period in 2024, primarily due to the Merger and the acquisitions of properties in 2024 and 2025, which were partially offset by property dispositions.

Interest Expense
The following is a summary of the components of our interest expense (in thousands):

	Three months ended March 31,
	2025	2024	Change
Interest on our revolving credit facility, commercial paper, term loans, mortgages, senior unsecured notes and bonds, and interest rate swaps	$266,611	$243,102	$23,509
Revolving credit facility commitment fees	1,328	1,343	(15)
Amortization of debt origination and deferred financing costs	5,920	5,819	101
Gain on interest rate swaps	(1,905)	(1,800)	(105)
Amortization of net mortgage premiums and discounts	65	(122)	187
Amortization of net note premiums and discounts	652	(4,150)	4,802
Capital lease obligation	524	431	93
Interest capitalized	(4,821)	(4,009)	(812)
Interest expense	$268,374	$240,614	$27,760
Revolving credit facility, commercial paper, term loans, mortgages and senior unsecured notes and bonds
Average outstanding balances	$27,183,230	$24,663,786	$2,519,444
Weighted average interest rates	3.94%	4.03%
Interest expense increased by $27.8 million, or 11.5%, for the three months ended March 31, 2025 as compared with the same period in 2024, primarily due to higher average borrowings and increased amortization of note premiums and discounts, partially offset by lower weighted average interest rates. See notes to the accompanying consolidated financial statements for additional information regarding our indebtedness.
Property Expenses (excluding reimbursements)
Property expenses (excluding reimbursements) consist of costs associated with properties available for lease, non-net-leased properties and general portfolio expenses and include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections and legal fees.
Property expenses (excluding reimbursements) increased by $2.7 million for the three months ended March 31, 2025 as compared with the same period in 2024, primarily due to an increase in repairs and maintenance, and utilities on properties available for lease compared with the same period in 2024.
Property Expenses (reimbursements)
Property expenses (reimbursements) consist of property taxes and operating costs paid on behalf of our clients. Property expenses (reimbursements) increased by $14.7 million for the three months ended March 31, 2025 as compared with the same period in 2024, primarily due to an increase in portfolio size, resulting in higher repairs and maintenance, property taxes, and insurance expenses paid on behalf of our clients.
General and Administrative Expenses
General and administrative expenses increased by $3.2 million for the three months ended March 31, 2025 as compared with the same period in 2024, primarily due to higher employee costs and professional fees as we continue to invest in our people and our platform.
Provisions for Impairment
The following table summarizes our provisions for impairment during the periods indicated below (in millions):

	Three months ended March 31,
	2025	2024	Change
Provisions for impairment of real estate	$97.4	$88.2	$9.2
Provisions for credit losses	19.2	1.3	17.9
Provisions for impairment	$116.6	$89.5	$27.1

Provisions for impairment increased by $27.1 million for the three months ended March 31, 2025, as compared with the same period in 2024, as a result of a $9.2 million increase in impairment of real estate and a $17.9 million increase in credit losses recognized on financing receivables under sale-leaseback transactions, both primarily attributable to deterioration in the creditworthiness of certain clients.
Merger, Transaction, and Other Costs, Net
Merger, transaction, and other costs, net decreased by $93.8 million for the three months ended March 31, 2025, as compared with the same period in 2024, primarily as a result of employee severance, post-combination share-based compensation, transfer taxes, and various professional fees directly attributable to the Merger that was completed in January 2024.
Gain on Sales of Real Estate
The following summarizes our property dispositions (dollars in millions):

	Three months ended March 31,
	2025	2024	Change
Number of properties sold	55	46	9
Net sales proceeds	$92.6	$95.6	$(3.0)
Gain on sales of real estate	$22.5	$16.6	$5.9
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
Foreign currency and derivative (loss) gain, net was a $2.5 million loss for the three months ended March 31, 2025, compared to a $4.0 million gain for the same period in 2024, primarily due to the impact of foreign currency fluctuations, largely offset by derivative hedges.
Equity in Earnings (Losses) of Unconsolidated Entities
Equity in earnings of unconsolidated entities was $4.4 million for the three months ended March 31, 2025 as compared with $1.7 million in losses for the three months ended March 31, 2024, primarily attributable to higher earnings from our data center development joint venture, which commenced leasing in 2024.
Other Income, Net
Other income, net increased by $1.7 million for the three months ended March 31, 2025 as compared with the same period in 2024, primarily due to higher gains on insurance proceeds and other miscellaneous revenue.
Income Taxes
Income taxes primarily consist of international income taxes accrued or paid by us and our subsidiaries, as well as state and local taxes. The increase of $0.2 million in income taxes for the three months ended March 31, 2025 as compared with the same period in 2024 is primarily attributable to higher taxable income in Europe.
Preferred Stock Dividends
The decrease in preferred stock dividends of $2.6 million for the three months ended March 31, 2025 as compared with the same period in 2024 is due to the issuance of Realty Income Series A Preferred Stock during the three months ended March 31, 2024 in connection with the Merger. In September 2024, we redeemed all 6.9 million shares of Realty Income Series A Preferred Stock outstanding.

NON-GAAP FINANCIAL MEASURES
Adjusted Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate ("Adjusted EBITDAre")
Nareit established an EBITDA metric for real estate companies (i.e., EBITDA for real estate, or EBITDAre) it believed would provide investors with a consistent measure to help make investment decisions among REITs. Our definition of “Adjusted EBITDAre” is generally consistent with the Nareit definition, other than our adjustment to remove foreign currency and derivative gain and loss and merger, transaction, and other costs, net. We define Adjusted EBITDAre, a non-GAAP financial measure, for the most recent quarter as earnings (net income) before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) provisions for impairment, (v) merger, transaction, and other costs, net, (vi) gain on sales of real estate, (vii) foreign currency and derivative gain and loss, net, and (viii) our proportionate share of adjustments from unconsolidated entities. Our Adjusted EBITDAre may not be comparable to Adjusted EBITDAre reported by other companies or as defined by Nareit, and other companies may interpret or define Adjusted EBITDAre differently than we do. Management believes Adjusted EBITDAre to be a meaningful measure of a REIT’s performance because it provides a view of our operating performance, analyzes our ability to meet interest payment obligations before the effects of income tax, depreciation and amortization expense, provisions for impairment, gain on sales of real estate and other items, as defined above, that affect comparability, including the removal of non-recurring and non-cash items that industry observers believe are less relevant to evaluating the operating performance of a company. In addition, EBITDAre is widely followed by industry analysts, lenders, investors, rating agencies, and others as a means of evaluating the operational cash generating capacity of a company prior to servicing debt obligations. Management also believes the use of an annualized quarterly Adjusted EBITDAre metric, which we refer to as Annualized Adjusted EBITDAre, is meaningful because it represents our current earnings run rate for the period presented. Annualized Adjusted EBITDAre and Annualized Pro Forma Adjusted EBITDAre, as defined below, are also used to determine the vesting of performance share awards granted to executive officers. Annualized Adjusted EBITDAre should be considered along with, but not as an alternative to net income as a measure of our operating performance. We define Annualized Pro Forma Adjusted EBITDAre as Annualized Adjusted EBITDAre, subject to certain adjustments to incorporate Adjusted EBITDAre from investments we acquired or stabilized during the applicable quarter and Adjusted EBITDAre from investments we disposed of during the applicable quarter, and include transaction accounting adjustments in accordance with U.S. GAAP, giving pro forma effect to all transactions as if they occurred at the beginning of the applicable period. Our calculation includes all adjustments consistent with the requirements to present Adjusted EBITDAre on a pro forma basis in accordance with Article 11 of Regulation S-X. The Annualized Pro Forma Adjustments are consistent with the debt service coverage ratio calculated under financial covenants for our senior unsecured notes. We believe Annualized Pro Forma Adjusted EBITDAre is a useful non-GAAP supplemental measure, as it excludes investments that were no longer owned at the balance sheet date and includes the annualized rent from investments acquired during the quarter. Management also uses our ratios of Net Debt/Annualized Adjusted EBITDAre, Net Debt/Annualized Pro Forma Adjusted EBITDAre, Net Debt and Preferred Stock/Annualized Adjusted EBITDAre, and Net Debt and Preferred Stock/Annualized Pro Forma Adjusted EBITDAre as measures of leverage in assessing our financial performance, which is calculated as net debt (which we define as total debt per the consolidated balance sheets, excluding deferred financing costs and net premiums and discounts, but including our proportionate share of debt from unconsolidated entities, less cash and cash equivalents), divided by annualized quarterly Adjusted EBITDAre and annualized Pro Forma Adjusted EBITDAre, respectively.

The following is a reconciliation of net income (which we believe is the most comparable U.S. GAAP measure) to Adjusted EBITDAre and Annualized Pro Forma EBITDAre calculations for the periods indicated below (dollars in thousands):

	Three months ended March 31,
	2025		2024
Net income	$251,462		$133,899
Interest	268,374		240,614
Income taxes	15,657		15,502
Depreciation and amortization	608,935		581,064
Provisions for impairment	116,589		89,489
Merger, transaction, and other costs, net	279		94,104
Gain on sales of real estate	(22,537)		(16,574)
Foreign currency and derivative loss (gain), net	2,545		(4,046)
Proportionate share of adjustments from unconsolidated entities	19,488		15,236
Quarterly Adjusted EBITDAre	$1,260,792		$1,149,288
Annualized Adjusted EBITDAre (1)	$5,043,168		$4,597,152
Annualized Pro Forma Adjustments	$78,683		$82,199
Annualized Pro Forma Adjusted EBITDAre	$5,121,851		$4,679,351
Total debt per the consolidated balance sheets, excluding deferred financing costs and net premiums and discounts	$27,296,346		$25,598,604
Proportionate share of unconsolidated entities debt, excluding deferred financing costs	659,190		659,190
Less: Cash and cash equivalents	(319,007)		(680,159)
Net Debt (2)	$27,636,529		$25,577,635
Preferred Stock	—		167,394
Net Debt and Preferred Stock	$27,636,529		$25,745,029
Net Debt/Annualized Adjusted EBITDAre	5.5	x	5.6	x
Net Debt/Annualized Pro Forma Adjusted EBITDAre	5.4	x	5.5	x
Net Debt and Preferred Stock/ Annualized Adjusted EBITDAre	5.5	x	5.6	x
Net Debt and Preferred Stock/ Annualized Pro Forma Adjusted EBITDAre	5.4	x	5.5	x
(1) We calculate Annualized Adjusted EBITDAre by multiplying the Quarterly Adjusted EBITDAre by four.
(2) Net Debt is total debt per our consolidated balance sheets, excluding deferred financing costs and net premiums and discounts, but including our proportionate share of debt from unconsolidated entities, less cash and cash equivalents.
As described above, the Annualized Pro Forma Adjustments, which include transaction accounting adjustments in accordance with U.S. GAAP, consist of adjustments to incorporate the Adjusted EBITDAre from investments we acquired or stabilized during the applicable quarter and Adjusted EBITDAre from investments we disposed of during the applicable quarter, giving pro forma effect to all transactions as if they occurred at the beginning of the period, consistent with the requirements of Article 11 of Regulation S-X. The annualized Pro Forma Adjustments are consistent with the debt service coverage ratio calculated under financial covenants for our senior unsecured notes. The following table summarizes our Annualized Pro Forma Adjustments related to our Annualized Pro Forma Adjusted EBITDAre calculation for the periods indicated below (in thousands):

	Three months ended March 31,
	2025	2024
Annualized pro forma adjustments from investments acquired or stabilized	$76,606	$83,152
Annualized pro forma adjustments from investments disposed	2,077	(953)
Annualized Pro Forma Adjustments	$78,683	$82,199

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
The following summarizes our FFO and Normalized FFO (in millions, except per share data):

	Three months ended March 31,
	2025	2024	% Change
FFO available to common stockholders	$937.7	$785.7	19.3%
FFO per common share (1)	$1.05	$0.94	11.7%
Normalized FFO available to common stockholders	$937.9	$879.8	6.6%
Normalized FFO per common share (1)	$1.05	$1.05	0.0%
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

	Three months ended March 31,
	2025	2024
Net income available to common stockholders	$249,815	$129,696
Depreciation and amortization	608,935	581,064
Depreciation of furniture, fixtures and equipment	(538)	(623)
Provisions for impairment of real estate	97,418	88,197
Gain on sales of real estate	(22,537)	(16,574)
Proportionate share of adjustments for unconsolidated entities	6,255	4,674
FFO adjustments allocable to noncontrolling interests	(1,693)	(751)
FFO available to common stockholders	$937,655	$785,683
FFO allocable to dilutive noncontrolling interests	2,425	1,340
Diluted FFO	$940,080	$787,023

FFO available to common stockholders	$937,655	$785,683
Merger, transaction, and other costs, net	279	94,104
Normalized FFO available to common stockholders	$937,934	$879,787
Normalized FFO allocable to dilutive noncontrolling interests	2,425	1,340
Diluted Normalized FFO	$940,359	$881,127

FFO per common share, basic and diluted	$1.05	$0.94
Normalized FFO per common share, basic and diluted	$1.05	$1.05
Distributions paid to common stockholders	$711,824	$636,499
FFO after distributions	$225,831	$149,184
Normalized FFO after distributions	$226,110	$243,288
Weighted average number of common shares used for FFO and Normalized FFO:
Basic	891,666	834,940
Diluted	895,033	837,037
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
The following summarizes our AFFO (in millions, except per share data):

	Three months ended March 31,
	2025	2024	% Change
AFFO available to common stockholders	$949.7	$862.9	10.1%
AFFO per common share (1)	$1.06	$1.03	2.9%
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

	Three months ended March 31,
	2025	2024
Net income available to common stockholders	$249,815	$129,696
Cumulative adjustments to calculate Normalized FFO (1)	688,119	750,091
Normalized FFO available to common stockholders	937,934	879,787
Debt-related non-cash items:
Amortization of net debt discounts and deferred financing costs	6,633	1,397
Amortization of acquired interest rate swap value (2)	3,711	2,804
Capital expenditures from operating properties:
Leasing costs and commissions	(880)	(927)
Recurring capital expenditures	(19)	—
Other non-cash items:
Non-cash change in allowance for credit losses (3)	19,171	1,292
Amortization of share-based compensation	5,899	9,252
Straight-line rent and expenses, net	(43,812)	(44,860)
Amortization of above and below-market leases, net	15,326	14,274
Deferred tax benefit	(104)	—
Proportionate share of adjustments for unconsolidated entities	37	920
Other adjustments (4)	5,820	(1,068)
AFFO available to common stockholders	$949,716	$862,871
AFFO allocable to dilutive noncontrolling interests	2,401	1,359
Diluted AFFO	$952,117	$864,230
AFFO per common share:
Basic	$1.07	$1.03
Diluted	$1.06	$1.03
Distributions paid to common stockholders	$711,824	$636,499
AFFO after distributions	$237,892	$226,372
Weighted average number of common shares used for AFFO:
Basic	891,666	834,940
Diluted	895,033	837,037
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
(4)Includes non-cash foreign currency losses (gains) from remeasurement to USD, mark-to-market adjustments on investments and derivatives that are non-cash in nature, obligations related to financing lease liabilities, and adjustments allocable to noncontrolling interests.
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
PROPERTY PORTFOLIO INFORMATION
At March 31, 2025, most of the properties in our portfolio were leased under net lease agreements. A net lease typically requires the client to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, clients of our properties typically pay rent increases based on: (1) fixed increases, (2) increases tied to inflation (typically subject to ceilings), or (3) additional rent calculated as a percentage of the clients' gross sales above a specified level.
We define total portfolio annualized base rent as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables, as of the balance sheet date, multiplied by 12, excluding percentage rent, interest income on loans and preferred equity investments, and including our pro rata share of such revenues from properties owned by unconsolidated joint ventures. We believe total portfolio annualized base rent is a useful supplemental operating measure, as it excludes properties that were no longer owned at the balance sheet date and includes the annualized rent from properties acquired during the quarter. Total portfolio annualized base rent has not been reduced to reflect reserves recorded as adjustments to U.S. GAAP rental revenue in the periods presented.
Top 20 Industry Concentrations
We are engaged in a single business activity, which is the leasing of property to clients, generally on a net basis. That business activity spans various geographic boundaries and includes property types and clients engaged in various industries. Even though we have a single segment, we believe our investors continue to view diversification as a key component of our investment philosophy and so we believe it remains important to present certain information regarding our property portfolio classified according to the business of the respective clients, expressed as a percentage of our total portfolio annualized base rent:

	Percentage of Total Portfolio Annualized Base Rent by Industry
	As of
	March 31, 2025	December 31, 2024
Grocery	10.3%	10.1%
Convenience Stores	9.9	10.2
Dollar Stores	6.3	6.4
Home Improvement	6.3	6.0
Restaurants-Quick Service	4.9	4.9
Drug Stores	4.6	4.7
Automotive Service	4.5	4.5
Health and Fitness	4.3	4.3
Restaurants-Casual Dining	3.9	4.0
General Merchandise	3.4	3.2
Gaming	3.2	3.2
Home Furnishings	3.0	2.8
Health Care	2.7	2.7
Sporting Goods	2.3	2.3
Apparel Stores	2.3	2.2
Transportation Services	2.3	2.3
Wholesale Clubs	2.3	2.3
Theaters	2.1	2.1
Entertainment	1.8	1.8
Motor Vehicle Dealerships	1.8	1.8
Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of March 31, 2025 (dollars and square footage in thousands):

Property Type	Number of Properties	Leasable Square Feet (1)	Total Portfolio Annualized Base Rent	Percentage of Total Portfolio Annualized Base Rent
Retail	14,989	216,321	$4,035,507	79.9%
Industrial	568	116,239	729,690	14.4
Gaming	2	5,053	162,635	3.2
Other (2)	68	4,190	124,230	2.5
Total	15,627	341,803	$5,052,062	100.0%
(1)Represents leasable building square footage and includes our portfolio of unconsolidated joint ventures based on ownership percentage. Excludes 2,962 acres of leased land categorized as agriculture at March 31, 2025.
(2)"Other" primarily includes 14 properties classified as office with $35.9 million in annualized base rent, 27 properties classified as agriculture with $35.1 million in annualized base rent, 21 properties classified as country clubs with $25.1 million in annualized base rent, and three properties classified as data centers with $24.1 million in annualized base rent, as well as one land parcel under development.
Client Diversification
The following table sets forth the 20 largest clients in our property portfolio, expressed as a percentage of total portfolio annualized base rent, which does not give effect to deferred rent or interest earned on loans and preferred equity investments, at March 31, 2025:

Client	Number of Leases	Percentage of Total Portfolio Annualized Base Rent (1)
7-Eleven	825	3.4%
Dollar General	1,754	3.3
Walgreens	402	3.2
Dollar Tree / Family Dollar	1,364	3.0
EG Group Limited	414	2.1
Wynn Resorts	1	2.0
Life Time Fitness	38	1.9
FedEx	82	1.9
(B&Q) Kingfisher	62	1.8
BJ's Wholesale Club	45	1.6
Asda	39	1.6
Sainsbury's	38	1.5
Tractor Supply	223	1.3
Tesco	26	1.2
CVS Pharmacy	211	1.2
MGM (Bellagio) (2)	1	1.2
LA Fitness	65	1.2
Home Depot	40	1.1
AMC Theatres	39	1.0
Walmart / Sam's Club	62	1.0
Total	5,731	36.4%
(1)Amounts for each client are calculated independently; therefore, the individual percentages may not sum to the total.
(2)Represents our proportionate share of the annualized base rent of the unconsolidated joint venture.
Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the client) and their contribution to total portfolio annualized base rent as of March 31, 2025 (dollars and square footage in thousands):

	Total Portfolio (1)
	Expiring Leases		Total Portfolio Annualized Base Rent	Percentage of Total Portfolio Annualized Base Rent
Year	Retail	Non-Retail
2025	568	17	$124,524	2.5%
2026	931	53	232,852	4.6
2027	1,621	50	364,541	7.2
2028	1,862	72	458,009	9.1
2029	1,855	49	445,231	8.8
2030	1,094	44	325,587	6.4
2031	697	54	327,021	6.5
2032	1,132	47	313,629	6.2
2033	956	27	279,233	5.5
2034	803	30	337,656	6.7
2035	607	23	187,671	3.7
2036	604	23	195,123	3.9
2037	553	23	159,990	3.2
2038	377	24	147,797	2.9
2039	545	7	156,415	3.1
2040-2143	1,983	125	996,783	19.7
Total	16,188	668	$5,052,062	100.0%
(1)Leases on our multi-client properties are counted separately in the table above.

Geographic Diversification
The following table sets forth certain geographic information regarding our property portfolio as of March 31, 2025 (square footage in thousands):

Location	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Percentage of Total Portfolio Annualized Base Rent
Alabama	502	99%	6,031	1.8%
Alaska	16	100	623	0.2
Arizona	292	99	4,663	1.8
Arkansas	308	100	3,511	0.9
California	381	99	15,022	4.9
Colorado	204	100	3,938	1.4
Connecticut	59	98	2,664	0.6
Delaware	26	100	283	0.1
Florida	1,083	99	13,624	5.3
Georgia	714	99	11,601	3.5
Hawaii	22	100	48	0.1
Idaho	40	98	403	0.2
Illinois	603	98	14,119	4.2
Indiana	489	99	12,371	2.5
Iowa	124	99	4,356	0.8
Kansas	217	99	5,635	1.0
Kentucky	445	99	7,030	1.5
Louisiana	379	100	5,921	1.7
Maine	113	99	1,396	0.5
Maryland	101	98	4,423	1.2
Massachusetts	217	100	7,885	3.9
Michigan	580	98	8,609	2.6
Minnesota	290	100	5,686	1.7
Mississippi	345	99	5,438	1.1
Missouri	444	98	6,829	1.8
Montana	30	100	401	0.2
Nebraska	89	99	1,342	0.3
Nevada	82	99	4,646	1.9
New Hampshire	70	99	1,307	0.4
New Jersey	156	97	2,692	1.3
New Mexico	145	100	2,160	0.7
New York	377	100	6,839	2.8
North Carolina	488	99	10,155	2.6
North Dakota	26	100	597	0.2
Ohio	844	96	22,774	4.2
Oklahoma	400	97	5,713	1.5
Oregon	43	95	751	0.3
Pennsylvania	368	99	7,419	2.0
Rhode Island	34	100	344	0.2
South Carolina	393	99	6,196	1.8
South Dakota	39	100	603	0.2
Tennessee	578	100	9,846	2.5
Texas	1,880	97	35,689	9.9
Utah	57	100	2,619	0.6
Vermont	19	100	175	0.1
Virginia	422	98	9,212	2.6
Washington	85	99	1,899	0.7
West Virginia	110	100	1,099	0.4
Wisconsin	327	100	8,494	1.8
Wyoming	24	100	195	0.1
Puerto Rico	6	100	59	*
U.S. Virgin Islands	1	100	38	*
France	28	100	1,407	0.3
Germany	4	100	190	*
Ireland	19	100	1,946	0.5
Italy	37	100	2,566	0.7
Portugal	5	100	142	*
Spain	98	100	8,051	1.3
United Kingdom	349	100	32,133	12.6
Total/average	15,627	99%	341,803	100.0%
•*Less than 0.1%
IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
For information on the impact of new accounting standards on our consolidated financial statements, see note 1, Summary of Significant Accounting Policies, to our Consolidated Financial Statements.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements have been prepared in accordance with U.S. GAAP and are the basis for our discussion and analysis of financial condition and results of operations. Preparing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. We believe that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. There have been no material changes to the Critical Accounting Policies disclosed in our annual report on Form 10-K for the year ended December 31, 2024. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in note 1, Summary of Significant Accounting Policies and Procedures and New Accounting Standards, to our consolidated financial statements in our annual report.
Item 3:    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to economic risks from interest rates and foreign currency exchange rates. A portion of these risks is hedged, but the risks may affect our financial statements.
Interest Rates
We are exposed to interest rate changes primarily as a result of our revolving credit facility and commercial paper programs, term loans, mortgages payable, and long-term notes and bonds used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives, we issue long-term notes and bonds, primarily at fixed rates.
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
The following table presents, by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of March 31, 2025. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes.

Expected Maturity Data
The following table summarizes the maturity of our debt as of March 31, 2025 (dollars in millions):

	Consolidated Fixed Rate Debt				Consolidated Variable Rate Debt		End of Period Interest Rate
Year of Principal Due	Unsecured Term Loans	Mortgages Payable	Senior Unsecured Notes and Bonds	Subtotal	Revolver and Commercial Paper	Total Consolidated Debt Principal	Fixed Rate Debt (1)	Variable Rate Debt
2025	$800.0	$5.1	$1,050.0	$1,855.1	$413.4	$2,268.5	4.24%	2.64%
2026	1,093.9	12.0	2,375.0	3,480.9	1,288.5	4,769.4	4.34%	4.33%
2027	500.0	22.3	2,340.7	2,863.0	—	2,863.0	2.84%	—
2028	—	1.3	2,499.8	2,501.1	—	2,501.1	3.19%	—
2029	—	1.3	2,402.0	2,403.3	—	2,403.3	3.95%	—
Thereafter	—	1.0	12,490.0	12,491.0	—	12,491.0	4.07%	—
Total (2)	$2,393.9	$43.0	$23,157.5	$25,594.4	$1,701.9	$27,296.3	3.88%	3.92%
Fair Value (3)	$2,393.9	$42.2	$21,902.2	$24,338.3	$1,701.9	$26,040.2
(1)In January 2024, we entered into interest rate swaps on our 2023 term loans, which fixed our per annum interest rate at 4.9% until January 2026. Additionally, in connection with our merger with Spirit in January 2024, we effectively assumed Spirit’s existing term loans and fixed rate swaps, which carry weighted average fixed interest rates of 4.6% and 3.5% for our 2025 term loans maturing in June and August 2025, and 3.4% for our 2027 term loan maturing in August 2027.
(2)Excludes net discounts recorded on mortgages payable, net discounts recorded on notes payable, and deferred financing costs on term loans, mortgages payable, and notes payable.
(3)We base the estimated fair value of our fixed rate mortgages and private senior notes payable at March 31, 2025, on the relevant forward interest rate curve, plus an applicable credit-adjusted spread. We base the estimated fair value of the publicly traded fixed rate senior notes and bonds at March 31, 2025, on the indicative market prices and recent trading activity of our senior notes and bonds payable. We believe that the carrying values of the revolving credit facility, commercial paper borrowings, and term loans reasonably approximate their estimated fair values at March 31, 2025.
The table above incorporates only those exposures that exist as of March 31, 2025. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.
At March 31, 2025, our outstanding mortgages payable, notes, and bonds had fixed interest rates. Interest on our revolving credit facility and commercial paper borrowings and term loans is variable. However, the variable interest rate feature on our term loans have been mitigated by interest rate swap agreements. At March 31, 2025, a 1% change in interest rates on our variable-rate debt would change our interest rate costs by $17.0 million.
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
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.
Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2025 our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.    OTHER INFORMATION
Item 1A: Risk Factors
You should carefully consider the risks described in "Item 1A, Risk Factors" in Part I of our annual report on Form 10-K for the year ended December 31, 2024, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2024.
Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents the number and average price of shares purchased during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Dollar Value of Shares that May be Repurchased Under the Program
January 1, 2025 — January 31, 2025	77,151	$54.50	—	$—
February 1, 2025 — February 28, 2025	32,110	$54.49	—	$2,000,000,000
March 1, 2025 — March 31, 2025	63,432	$55.26	—	$2,000,000,000
Total	172,693	$54.78	—
(1)All 172,693 shares of common stock purchased during the three months ended March 31, 2025 were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2021 Plan. The withholding of common stock by us could be deemed a purchase of such common stock.
(2)In February 2025, our Board of Directors authorized a share repurchase program for up to $2.0 billion in shares of our common stock, which will expire in January 2028.

Item 5:    Other Information
Director and Officer Trading Arrangements
During the three months ended March 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6:     Exhibits

Exhibit No.	Description
Instruments defining the rights of security holders, including indentures
4.1
Indenture dated as of October 28, 1998 between the Company and The Bank of New York (filed as exhibit 4.1 to the Company’s Form 8-K, filed on October 28, 1998 (File No. 001-13374) and incorporated herein by reference).

4.2
Form of 5.125% Note due 2035 issued on April 10, 2025 (filed as exhibit 4.2 and contained in exhibit 4.3 to the Company's Form 8-K, filed on April 10, 2025 (File No. 001-13374) and incorporated herein by reference).

4.3
Officers’ Certificate dated April 10, 2025 pursuant to Sections 201, 301 and 303 of the Indenture dated as of October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing the terms of a new series of debt securities entitled “5.125% Notes due 2035” and including the form of debt security (filed as exhibit 4.3 to the Company's Form 8-K, filed on April 10, 2025 (File No. 001-13374) and incorporated herein by reference).

Material Contracts
10.1
Fourth Amended and Restated Credit Agreement, dated as of April 29, 2025, by and among the Company, as Borrower, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the other parties named therein (filed as exhibit 10.1 to the Company's Form 8-K, filed on April 29, 2025 (File No. 001-13374) and incorporated herein by reference).

10.2
Credit Agreement, dated as of April 29, 2025, by and among the Fund Borrower, as Borrower, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the other parties named therein (filed as exhibit 10.2 to the Company's Form 8-K, filed on April 29, 2025 (File No. 001-13374) and incorporated herein by reference).

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

REALTY INCOME CORPORATION

Date: May 6, 2025	/s/ NEALE REDINGTON
Neale Redington
Senior Vice President, Chief Accounting Officer