Form 10-Q
period 2025-06-30
REALTY INCOME CORP
filed 2025-08-07
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025, or
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 1-13374
REALTY INCOME CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	33-0580106
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
11995 El Camino Real, San Diego, California 92130
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (858) 284-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Stock, $0.01 Par Value	O	New York Stock Exchange
1.125% Notes due 2027	O27A	New York Stock Exchange
1.875% Notes due 2027	O27B	New York Stock Exchange
5.000% Notes due 2029	O29B	New York Stock Exchange
1.625% Notes due 2030	O30	New York Stock Exchange
4.875% Notes due 2030	O30B	New York Stock Exchange
5.750% Notes due 2031	O31A	New York Stock Exchange
3.375% Notes due 2031	O31B	New York Stock Exchange
1.750% Notes due 2033	O33A	New York Stock Exchange
5.125% Notes due 2034	O34	New York Stock Exchange
3.875% Notes due 2035	O35B	New York Stock Exchange
6.000% Notes due 2039	O39	New York Stock Exchange
5.250% Notes due 2041	O41	New York Stock Exchange
2.500% Notes due 2042	O42	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of August 1, 2025, there were 914,306,087 shares of common stock outstanding.

REALTY INCOME CORPORATION
Index to Form 10-Q
June 30, 2025

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts) (unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Real estate held for investment, at cost:
Land	$18,047,444	$17,320,520
Buildings and improvements	42,694,467	40,974,535
Total real estate held for investment, at cost	60,741,911	58,295,055
Less accumulated depreciation and amortization	(8,143,997)	(7,381,083)
Real estate held for investment, net	52,597,914	50,913,972
Real estate and lease intangibles held for sale, net	117,196	94,979
Cash and cash equivalents	800,447	444,962
Accounts receivable, net	962,052	877,668
Lease intangible assets, net	6,034,146	6,322,992
Goodwill	4,932,199	4,932,199
Investment in unconsolidated entities	1,225,738	1,229,699
Other assets, net	4,754,381	4,018,568
Total assets	$71,424,073	$68,835,039
LIABILITIES AND EQUITY
Distributions payable	$248,345	$238,045
Accounts payable and accrued expenses	954,079	759,416
Lease intangible liabilities, net	1,580,991	1,635,770
Other liabilities	925,292	923,128
Revolving credit facilities and commercial paper	1,472,185	1,130,201
Term loans, net	1,955,547	2,358,417
Mortgages payable, net	38,427	80,784
Notes payable, net	24,885,872	22,657,592
Total liabilities	$32,060,738	$29,783,353
Commitments and contingencies (Note 20)
Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 1,300,000 shares authorized, 914,285 and 891,511 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	$48,708,721	$47,451,068
Distributions in excess of net income	(9,651,395)	(8,648,559)
Accumulated other comprehensive income	95,780	38,229
Total stockholders’ equity	$39,153,106	$38,840,738
Noncontrolling interests	210,229	210,948
Total equity	$39,363,335	$39,051,686
Total liabilities and equity	$71,424,073	$68,835,039
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
REVENUE
Rental (including reimbursements)	$1,338,188	$1,284,728	$2,651,245	$2,492,897
Other	72,190	54,715	139,638	107,031
Total revenue	1,410,378	1,339,443	2,790,883	2,599,928
EXPENSES
Depreciation and amortization	647,849	605,570	1,256,784	1,186,634
Interest	283,824	246,931	552,198	487,545
Property (including reimbursements)	107,422	99,851	214,103	189,212
General and administrative	49,329	45,070	93,373	85,912
Provisions for impairment	143,363	96,458	259,952	185,947
Merger, transaction, and other costs, net	331	2,754	610	96,858
Total expenses	1,232,118	1,096,634	2,377,020	2,232,108
Gain on sales of real estate	38,566	25,153	61,103	41,727
Foreign currency and derivative (loss) gain, net	(4,388)	511	(6,933)	4,557
Equity in earnings of unconsolidated entities	3,269	2,029	7,626	353
Other income, net	7,369	6,108	14,536	11,554
Income before income taxes	223,076	276,610	490,195	426,011
Income taxes	(24,065)	(15,642)	(39,722)	(31,144)
Net income	199,011	260,968	450,473	394,867
Net income attributable to noncontrolling interests	(2,092)	(1,577)	(3,739)	(3,192)
Net income attributable to the Company	196,919	259,391	446,734	391,675
Preferred stock dividends	—	(2,587)	—	(5,175)
Net income available to common stockholders	$196,919	$256,804	$446,734	$386,500
Amounts available to common stockholders per common share:
Basic	$0.22	$0.30	$0.50	$0.45
Diluted	$0.22	$0.29	$0.50	$0.45
Weighted average common shares outstanding:
Basic	902,966	870,319	897,338	852,621
Diluted	903,716	870,725	898,115	853,011

Net income available to common stockholders	$196,919	$256,804	$446,734	$386,500
Other comprehensive income:
Foreign currency translation adjustment	54,425	3,218	99,640	(14,818)
Unrealized (loss) gain on derivatives, net	(31,464)	7,324	(42,089)	16,246
Total other comprehensive income	$22,961	$10,542	$57,551	$1,428
Comprehensive income available to common stockholders	$219,880	$267,346	$504,285	$387,928
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)
Three months ended June 30, 2025 and 2024

	Shares of preferred stock	Preferred stock and paid in capital	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income	Total stockholders’ equity	Non-controlling interests	Total equity
Balance, March 31, 2025	—	$—	903,062	$48,075,527	$(9,117,085)	$72,819	$39,031,261	$210,926	$39,242,187
Net income	—	—	—	—	196,919	—	196,919	2,092	199,011
Other comprehensive income	—	—	—	—	—	22,961	22,961	—	22,961
Distributions paid and payable	—	—	—	—	(731,229)	—	(731,229)	(2,976)	(734,205)
Share issuances, net of costs	—	—	11,200	625,037	—	—	625,037	—	625,037
Contributions by noncontrolling interests	—	—	—	—	—	—	—	187	187
Share-based compensation, net	—	—	23	8,157	—	—	8,157	—	8,157
Balance, June 30, 2025	—	$—	914,285	$48,708,721	$(9,651,395)	$95,780	$39,153,106	$210,229	$39,363,335

Balance, March 31, 2024	6,900	$167,394	870,756	$46,220,761	$(7,299,514)	$64,780	$38,986,027	$165,063	$39,151,090
Net income	—	—	—	—	259,391	—	259,391	1,577	260,968
Other comprehensive income	—	—	—	—	—	10,542	10,542	—	10,542
Distributions paid and payable	—	—	—	—	(684,195)	—	(684,195)	(2,430)	(686,625)
Share issuances, net of costs	—	—	57	2,796	—	—	2,796	—	2,796
Contributions by noncontrolling interests	—	—	—	—	—	—	—	1,067	1,067
Share-based compensation, net	—	—	35	7,232	—	—	7,232	—	7,232
Balance, June 30, 2024	6,900	$167,394	870,848	$46,230,789	$(7,724,318)	$75,322	$38,581,793	$165,277	$38,747,070

Six months ended June 30, 2025 and 2024

	Shares of preferred stock	Preferred stock and paid in capital	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income	Total stockholders’ equity	Non-controlling interests	Total equity
Balance, December 31, 2024	—	$—	891,511	$47,451,068	$(8,648,559)	$38,229	$38,840,738	$210,948	$39,051,686
Net income	—	—	—	—	446,734	—	446,734	3,739	450,473
Other comprehensive income	—	—	—	—	—	57,551	57,551	—	57,551
Distributions paid and payable	—	—	—	—	(1,449,570)	—	(1,449,570)	(5,987)	(1,455,557)
Share issuances, net of costs	—	—	22,488	1,252,937	—	—	1,252,937	—	1,252,937
Contributions by noncontrolling interests	—	—	—	—	—	—	—	1,529	1,529
Share-based compensation, net	—	—	286	4,716	—	—	4,716	—	4,716
Balance, June 30, 2025	—	$—	914,285	$48,708,721	$(9,651,395)	$95,780	$39,153,106	$210,229	$39,363,335

Balance December 31, 2023	—	$—	752,460	$39,629,709	$(6,762,136)	$73,894	$32,941,467	$165,502	$33,106,969
Net income	—	—	—	—	391,675	—	391,675	3,192	394,867
Other comprehensive income	—	—	—	—	—	1,428	1,428	—	1,428
Distributions paid and payable	—	—	—	—	(1,353,857)	—	(1,353,857)	(4,698)	(1,358,555)
Share issuances, net of costs	—	—	9,720	549,452	—	—	549,452	—	549,452
Shares issued with merger	6,900	167,394	108,308	6,043,641	—	—	6,043,641	—	6,043,641
Contributions by noncontrolling interests	—	—	—	—	—	—	—	1,281	1,281
Share-based compensation, net	—	—	360	7,987	—	—	7,987	—	7,987
Balance, June 30, 2024	6,900	$167,394	870,848	$46,230,789	$(7,724,318)	$75,322	$38,581,793	$165,277	$38,747,070
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$450,473	$394,867
Adjustments to net income:
Depreciation and amortization	1,256,784	1,186,634
Amortization of share-based compensation	14,009	41,270
Non-cash revenue adjustments	(52,425)	(64,367)
Amortization of net discounts (premiums) on mortgages payable	137	(69)
Amortization of net discounts (premiums) on notes payable	1,561	(4,125)
Amortization of deferred financing costs	13,082	11,693
Foreign currency and unrealized derivative gain, net	(46,060)	(5,104)
Non-cash interest expense	1,606	7,409
Gain on sales of real estate	(61,103)	(41,727)
Equity in earnings of unconsolidated entities	(7,626)	(353)
Distributions on common equity from unconsolidated entities	21,689	10,551
Provisions for impairment	259,952	185,947
Deferred income taxes	309	—
Change in assets and liabilities
Accounts receivable and other assets	(57,102)	25,139
Accounts payable, accrued expenses and other liabilities	52,899	12,080
Net cash provided by operating activities	1,848,185	1,759,845
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(2,214,524)	(892,956)
Improvements to real estate, including leasing costs	(49,176)	(51,644)
Investment in unconsolidated entities	(9,819)	(51,856)
Investment in loans	(423,157)	(377,490)
Proceeds from sales of real estate	209,414	201,904
Proceeds from note receivable	14,802	42,574
Insurance proceeds received	2,079	1,865
Net cash acquired in merger	—	93,683
Net cash used in investing activities	(2,470,381)	(1,033,920)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(1,439,274)	(1,312,714)
Cash distributions to preferred stockholders	—	(5,175)
Borrowings on revolving credit facilities and commercial paper programs	10,628,935	11,308,772
Payments on revolving credit facilities and commercial paper programs	(10,464,748)	(10,919,709)
Principal payment on term loan	(500,000)	(250,000)
Proceeds from notes payable issued	2,091,750	1,250,000
Principal payment on notes payable	(500,000)	(499,999)
Principal payments on mortgages payable	(43,788)	(622,357)
Proceeds from common stock offerings, net	1,247,019	543,283
Proceeds from dividend reinvestment and stock purchase plan	5,917	6,169
Distributions to noncontrolling interests	(5,976)	(4,698)
Debt issuance costs	(64,882)	(28,603)
Other items, including shares withheld upon vesting	(9,507)	(8,529)
Net cash provided by (used in) financing activities	945,446	(543,560)
Effect of exchange rate changes on cash and cash equivalents	22,980	(1,429)
Net increase in cash, cash equivalents and restricted cash	346,230	180,936
Cash, cash equivalents and restricted cash, beginning of period	495,506	292,175
Cash, cash equivalents and restricted cash, end of period	$841,736	$473,111
For supplemental disclosures, see note 18, Supplemental Disclosures of Cash Flow Information.
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited)
1.    Summary of Significant Accounting Policies
Realty Income Corporation (“Realty Income,” the “Company,” “we,” “our” or “us”), a Maryland corporation, is an S&P 500 company founded in 1969. Our shares of common stock trade on the New York Stock Exchange ("NYSE") under the symbol “O”.
As of June 30, 2025, we owned or held interests in a diversified portfolio of 15,606 properties located in all 50 states of the United States ("U.S."), the United Kingdom ("U.K."), and seven other countries in Europe, with approximately 346.3 million square feet of leasable space.
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
In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present a fair statement of results for the interim periods presented have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily an indication of the results that may be expected for the entire year. Readers of this quarterly report should refer to our audited consolidated financial statements for the year ended December 31, 2024, which are included in our 2024 annual report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.
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

At June 30, 2025, we are considered the primary beneficiary of Realty Income, L.P. and certain investments, including investments in joint ventures. Below is a summary of selected financial data of such consolidated VIEs, included on our consolidated balance sheets at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Net real estate	$3,057,829	$2,882,135
Total assets	$3,615,959	$3,461,843
Total liabilities	$133,865	$131,096
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
We recognize deferred income tax in our taxable subsidiaries, including certain international jurisdictions. Deferred income tax assets and liabilities are generally the result of temporary differences between book and tax accounting, such as timing differences caused by different useful lives used for depreciation. We provide for a valuation allowance for deferred income tax assets if we believe some or all of the deferred income tax assets may not be realized. We had $4.2 million and $3.5 million of net deferred tax liabilities as of June 30, 2025 and December 31, 2024, respectively, which are reported in 'Other liabilities' on our consolidated balance sheets.
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
In addition to the client-specific collectability assessment conducted, we may also recognize a general allowance, as a reduction to rental revenue, for our operating lease receivables which are not expected to be fully collectible. We had $4.5 million of general allowance as of June 30, 2025. There was no general allowance as of December 31, 2024.
Loans Receivable. Our acquired loans are classified as held for investment and are carried at their amortized cost basis. Interest income on loans receivable is recognized using a method that approximates the effective-interest method and is presented within 'Other' revenue in our consolidated statements of income and comprehensive income. Direct costs associated with originating loans, along with any premium or discount, are deferred and amortized as an adjustment to interest income over the term of the loan using the effective interest method. When management identifies the full recovery of the contractually specified payments of principal and interest of a loan is less than probable, we evaluate the expected loss amount and place it on non-accrual status. We have made an accounting policy election to record accrued interest on our loan portfolio separate from our loan receivable and other lending investments. These loans and the related interest receivable are presented in 'Other assets, net' on our consolidated balance sheets.
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
Goodwill. Goodwill is not amortized, but is subject to impairment reviews annually, or more frequently if necessary. Goodwill is qualitatively assessed to determine whether a quantitative impairment assessment is necessary. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized, and the asset is written down to its estimated fair value. We perform our annual goodwill impairment assessment as of June 30. During the six months ended June 30, 2025 and 2024, there were no impairments of goodwill.

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
A.    Merger-related Transaction Costs
In conjunction with the Merger, during the three and six months ended June 30, 2024 we incurred $2.8 million and $96.9 million of merger-related transaction costs, respectively, primarily consisting of employee severance, post-combination share-based compensation, transfer taxes, and various professional fees directly attributable to the Merger. We incurred $0.1 million and $0.8 million of merger-related transaction costs during the three and six months ended June 30, 2025, respectively, primarily related to the resolution of certain contingencies which existed at the date of the Merger. Merger-related transaction costs are presented in 'Merger, transaction, and other costs, net' in our consolidated statements of income and comprehensive income.

B.    Unaudited Pro Forma Financial Information
The following unaudited pro forma information presents a summary of our combined results of operations for the six months ended June 30, 2024, as if the Merger had occurred on January 1, 2023 (in millions, except per share data). The pro forma financial information is not necessarily indicative of the results of operations had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

Six months ended
June 30, 2024
Total revenues	$2,646.8
Net income	$490.8
Basic and diluted earnings per share	$0.58
Our consolidated results of operations for the three and six months ended June 30, 2024 include $206.8 million and $361.8 million of revenues, respectively, and $56.1 million and $63.0 million of net income, respectively, associated with the results of operations of Spirit from the closing of the Merger on January 23, 2024 to June 30, 2024.
3.    Supplemental Detail for Certain Components of Consolidated Balance Sheets (in thousands):

A.	Accounts receivable, net, consist of the following at:	June 30, 2025	December 31, 2024
	Straight-line rent receivables, net	$784,286	$694,844
	Client receivables, net	177,766	182,824
		$962,052	$877,668

B.	Lease intangible assets, net, consist of the following at:	June 30, 2025	December 31, 2024
	In-place leases	$7,539,751	$7,347,301
	Above-market leases	2,242,456	2,203,420
	Accumulated amortization of in-place leases	(2,895,785)	(2,487,302)
	Accumulated amortization of above-market leases	(854,444)	(742,338)
	Other items	2,168	1,911
		$6,034,146	$6,322,992

C.	Other assets, net, consist of the following at:	June 30, 2025	December 31, 2024
	Financing receivables, net	$1,588,727	$1,609,044
	Loans receivable, net	1,329,808	828,500
	Right of use asset - financing leases, net	782,970	653,353
	Right of use asset - operating leases, net	613,803	619,350
	Value-added tax receivable	145,415	48,075
	Prepaid expenses	89,089	63,499
	Revolving credit facilities origination costs, net	30,945	7,331
	Restricted escrow deposits	22,219	36,326
	Interest receivable	19,534	16,071
	Impounds related to mortgages payable	19,070	14,218
	Derivative assets and receivables - at fair value	14,328	47,165
	Corporate assets, net	14,048	12,763
	Investment in sales type lease	6,171	6,138
	Non-refundable escrow deposits	—	225
	Other items	78,254	56,510
		$4,754,381	$4,018,568

D.	Accounts payable and accrued expenses consist of the following at:	June 30, 2025	December 31, 2024
	Notes payable - interest payable	$363,581	$261,605
	Derivative liabilities and payables - at fair value	191,697	81,524
	Property taxes payable	86,284	92,440
	Accrued income taxes	71,437	84,884
	Accrued property expenses	71,009	61,118
	Value-added tax payable	47,973	26,829
	Accrued costs on properties under development	37,834	59,602
	Mortgages, term loans, and credit line - interest payable	2,250	4,584
	Other items	82,014	86,830
		$954,079	$759,416

E.	Lease intangible liabilities, net, consist of the following at:	June 30, 2025	December 31, 2024
	Below-market leases	$2,150,028	$2,119,200
	Accumulated amortization of below-market leases	(569,037)	(483,430)
		$1,580,991	$1,635,770

F.	Other liabilities consist of the following at:	June 30, 2025	December 31, 2024
	Lease liability - operating leases	$443,182	$452,956
	Rent received in advance and other deferred revenue	358,646	352,334
	Lease liability - financing leases	79,292	77,190
	Security deposits	37,953	35,594
	Other items	6,219	5,054
		$925,292	$923,128
4.    Investments in Real Estate
A.    Acquisitions of Real Estate
Below is a summary of our acquisitions for the six months ended June 30, 2025 (unaudited):

	Number of Properties	Leasable Square Feet (in thousands)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Weighted Average Cash Yield (1)
Acquisitions
U.S. real estate	58	1,779	$423.2	16.8	6.9%
Europe real estate	31	7,251	1,473.8	8.0	7.1%
Total real estate acquisitions	89	9,030	$1,897.0	10.0	7.0%
Real estate properties under development
U.S. real estate	71	2,206	$127.6	17.2	7.3%
Europe real estate	13	433	86.2	11.7	7.4%
Total real estate properties under development	84	2,639	$213.8	14.9	7.3%
Total (2)	173	11,669	$2,110.8	10.5	7.1%
(1)The initial weighted average cash yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property. Since it is possible that a client could default on the payment of base rent (defined as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables), we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above. Contractual net operating income used in the calculation of initial weighted average cash yield includes approximately $3.5 million received as settlement credits as reimbursement of free rent period for the six months ended June 30, 2025.
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
(2)Our clients occupying the new properties are 76.3% retail and 23.7% industrial based on net operating income. Approximately 24% of the net operating income generated from acquisitions during the six months ended June 30, 2025 was from investment grade rated clients, their subsidiaries, or affiliated companies at the date of acquisition.

The aggregate purchase price, excluding properties under development as of June 30, 2025, has been allocated as follows (in millions):

	Acquisitions - USD	Acquisitions - Sterling	Acquisitions - Euro
Land	$78.4	£178.3	€85.7
Buildings and improvements	357.2	241.1	549.6
Lease intangible assets (1)	51.9	67.0	63.6
Other assets (2)	7.3	63.3	9.4
Lease intangible liabilities (3)	(12.3)	(5.7)	(23.1)
Other liabilities (4)	—	—	(0.2)
Total	$482.5	£544.0	€685.0
(1)The weighted average amortization period for acquired lease intangible assets is 7.6 years.
(2)USD-denominated other assets consists entirely of $7.3 million of financing receivables allocated to sales-leaseback transactions. Sterling-denominated other assets consists entirely of £63.3 million of right-of-use assets accounted for as finance leases. Euro-denominated other assets consists of €7.7 million of right-of-use assets under long-term ground leases and €1.7 million of financing receivables allocated to sales-leaseback transactions.
(3)The weighted average amortization period for acquired lease intangible liabilities is 12.6 years.
(4)Euro-denominated other liabilities consists entirely of €0.2 million of lease liabilities under ground leases.
The properties acquired during the six months ended June 30, 2025 generated total revenue and net income of $33.6 million and $8.6 million, respectively.
B.    Investments in Existing Properties
During the six months ended June 30, 2025, we capitalized costs of $62.2 million on existing properties in our portfolio, consisting of $59.1 million for non-recurring building improvements, $2.9 million for re-leasing costs, and $0.2 million for recurring capital expenditures. In comparison, during the six months ended June 30, 2024, we capitalized costs of $49.3 million on existing properties in our portfolio, consisting of $46.2 million for non-recurring building improvements, $3.1 million for re-leasing costs, and less than $0.1 million for recurring capital expenditures.
C.    Properties with Existing Leases
The value of the in-place and above-market leases is recorded to 'Lease intangible assets, net' on our consolidated balance sheets, and the value of the below-market leases is recorded to 'Lease intangible liabilities, net' on our consolidated balance sheets.
The values of the in-place leases are amortized as depreciation and amortization expense. The amounts amortized to expense for all of our in-place leases for the six months ended June 30, 2025 and 2024 were $453.5 million and $434.2 million, respectively.
The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue in our consolidated statements of income and comprehensive income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the six months ended June 30, 2025 and 2024 were $9.3 million and $19.1 million, respectively. If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.

The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at June 30, 2025 (in thousands):

	Net increase (decrease) to rental revenue	Increase to amortization expense
2025	$(18,675)	$405,427
2026	(39,701)	724,823
2027	(38,823)	613,856
2028	(29,493)	518,921
2029	(25,333)	446,103
Thereafter	345,004	1,934,836
Total	$192,979	$4,643,966
D.    Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Number of properties	73	76	128	122
Net sales proceeds	$116.8	$106.3	$209.4	$201.9
Gain on sales of real estate	$38.6	$25.2	$61.1	$41.7

5.    Investments in Unconsolidated Entities
The following is a summary of our investments in unconsolidated entities as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	Ownership %	Number of Properties	Carrying Amount (1) of Investment as of		Equity in earnings of unconsolidated entities
					Six months ended June 30,
	As of June 30, 2025		June 30, 2025	December 31, 2024	2025	2024
Data Center Joint Venture	80.0%	2	$295,332	$299,165	$6,547	$1,264
Bellagio Las Vegas Joint Venture - Common Equity Interest (2)	21.9%	1	263,825	274,057	1,079	(1,916)
Bellagio Las Vegas Joint Venture - Preferred Equity Interest (2)	n/a	n/a	650,000	650,000	—	—
Passport Park Joint Venture (3)	95.0%	3	16,581	6,477	—	—
Industrial Partnerships	n/a	n/a	—	—	—	1,005
Total investment in unconsolidated entities			$1,225,738	$1,229,699	$7,626	$353
(1)As of June 30, 2025, the total carrying amount of the investments exceeded the underlying equity in net assets (i.e., basis difference) by $8.0 million. This basis difference is primarily due to the capitalized interest related to the data center and passport park development joint ventures.
(2)During the six months ended June 30, 2025 and 2024, we recognized interest income of $26.1 million and $26.3 million, respectively, for 8.1% preferential cumulative distributions, included within 'Other' revenue in our consolidated statements of income and comprehensive income. The unconsolidated entity had total debt outstanding of $3.0 billion as of June 30, 2025, all of which was non-recourse to us with limited customary exceptions.
(3)As of June 30, 2025, we hold a 95.0% common equity interest in the joint venture with Trammell Crow Company ("TCC"), with $10.8 million in preferred equity. We have committed to investing an additional $148.1 million for development of three industrial facilities. We are not the primary beneficiary of this VIE because significant activities affecting economic performance are shared. TCC is the managing member, and we do not have substantive kick-out rights. We will continuously evaluate whether we are the primary beneficiary as power to direct significant activities can change during the joint venture's life. Our maximum loss exposure is limited to our common and preferred equity investments and committed funding.

6.     Investments in Loans and Financing Receivables
A.    Loans
The following table presents information about our loans as of June 30, 2025 and December 31, 2024 (dollars in millions):

			June 30, 2025
	Maturity	Interest Rates (1)	Principal	Amortized Cost	Allowance	Carrying Amount (2)
Senior Secured Notes Receivable	October 2029 - November 2030	8.125% - SONIA+5.75%	$880.4	$874.2	$(11.7)	$862.5
Mortgage Loans (3)(4)	June 2028 - September 2038	7.50% - 8.37%	255.4	255.6	(0.1)	255.5
Unsecured and Other Loans (5)	December 2026 - December 2028	10.25% - 11.00%	214.7	214.8	(3.0)	211.8
Total			$1,350.5	$1,344.6	$(14.8)	$1,329.8

			December 31, 2024
	Maturity	Interest Rates (1)	Principal	Amortized Cost	Allowance	Carrying Amount (2)
Senior Secured Notes Receivable	October 2029 - November 2030	8.125% - SONIA+5.75%	$803.7	$797.2	$(11.4)	$785.8
Mortgage Loan	September 2038	8.37%	33.5	33.5	—	33.5
Unsecured Loan	December 2026	11.00%	11.0	10.1	(0.9)	9.2
Total			$848.2	$840.8	$(12.3)	$828.5
(1) As of June 30, 2025 and December 31, 2024, we held two interest-only notes bearing interest at Sterling Overnight Indexed Average (“SONIA”) plus a margin.
(2) As of June 30, 2025 and December 31, 2024, the total carrying amount of the investment in loans excludes accrued interest of $17.4 million and $13.8 million, respectively, which is presented in 'Other assets, net' on our consolidated balance sheets.
(3) In June 2025, we invested £121.5 million, equivalent to $166.6 million as of June 30, 2025, in a mortgage loan secured by an office property in London. The interest-only loan bears a fixed interest rate of 7.50% and matures in June 2030. The loan includes additional funding commitments of £20.5 million over the next two years.
(4) In June 2025, we invested £40.3 million, equivalent to $55.3 million as of June 30, 2025, in a mortgage loan secured by a logistics property in the U.K. The interest-only loan bears a fixed interest rate of 7.50% and matures in June 2028, with one 12-month extension option available. The loan includes additional funding commitments of £8.5 million over the next three years.
(5) In February 2025, we invested in a $200.0 million loan, maturing in December 2028 with two 12-month extension options. This interest-only loan bears interest at either a cash rate of 10.25% or a payment-in-kind rate of 10.75%. We paid $199.8 million for this loan and incurred $1.1 million in origination costs. The discount and deferred costs are being amortized over the loan term.
B.    Financing Receivables
The following table presents information about our investments in sale-leaseback transactions accounted for as financing receivables in accordance with ASC 842, Leases, as of June 30, 2025 and December 31, 2024 (dollars in millions):

		Carrying Value as of
	Maturity	June 30, 2025	December 31, 2024
Financing receivables, net	2026 - 2048	$1,588.7	$1,609.0
Total		$1,588.7	$1,609.0

C.    Allowance for Credit Losses
The following table summarizes the activity within the allowance for credit losses related to loans and financing receivable for the three and six months ended June 30, 2025 (in millions):

	Loans Receivable	Financing Receivable	Total
Three months ended June 30, 2025
Allowance for credit losses at March 31, 2025	$14.1	$116.9	$131.0
Provisions for credit losses	(0.1)	1.2	1.1
Write-offs (1)	—	(31.1)	(31.1)
Foreign currency remeasurement	0.8	—	0.8
Allowance for credit losses at June 30, 2025	$14.8	$87.0	$101.8

Six months ended June 30, 2025
Allowance for credit losses at December 31, 2024	$12.3	$99.2	$111.5
Provisions for credit losses (2)	1.4	18.9	20.3
Write-offs (1)	—	(31.1)	(31.1)
Foreign currency remeasurement	1.1	—	1.1
Allowance for credit losses at June 30, 2025	$14.8	$87.0	$101.8
(1) For the three and six months ended June 30, 2025, write-offs were related to lease amendments made to facilitate a client's reorganization plan.
(2) For the six months ended June 30, 2025, the provisions for credit losses on loans receivable were primarily due to initial expected credit losses on a loan acquired in February 2025. The increase in credit losses on financing receivables was largely attributable to deterioration in the creditworthiness of certain clients.
7.    Credit Facilities and Commercial Paper Programs
A.    RI Credit Facilities
In April 2025, we entered into new $4.0 billion unsecured multicurrency revolving credit facilities, to amend and restate our previous $4.25 billion unsecured revolving credit facility. Our new revolving credit facilities include (a) a $2.0 billion unsecured multicurrency revolving credit facility, consisting of two tranches, that will mature in April 2027 and (b) a $2.0 billion unsecured multicurrency revolving credit facility, consisting of two tranches, that will mature in April 2029 (collectively, the “RI Credit Facilities”). The RI Credit Facilities also include two six-month extensions for each facility, which can be exercised at our option.
The RI Credit Facilities allow us to borrow (a) under the two-year revolving credit facility (i) in up to four currencies (including USD) under a $1.5 billion tranche thereunder and (ii) in up to 15 currencies (including USD) under a $500.0 million tranche thereunder, and (b) under the four-year revolving credit facility (i) in up to four currencies (including USD) under a $1.5 billion tranche thereunder and (ii) in up to 15 currencies (including USD) under a $500.0 million tranche thereunder. The aggregate capacity of the RI Credit Facilities can be increased to up to $5.0 billion pursuant to an accordion expansion feature, which is subject to obtaining lender commitments.
Under the RI Credit Facilities, our investment grade credit ratings as of June 30, 2025 provide for USD borrowings at Secured Overnight Financing Rate (“SOFR”) plus 0.725% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.850% over SOFR, for British Pound Sterling (“GBP”) borrowings, at the SONIA, plus 0.725% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.850% over SONIA, and Euro (“EUR”) borrowings at one-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.725% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.850% over one-month EURIBOR.
As of June 30, 2025, we had a borrowing capacity of $2.6 billion available on our RI Credit Facilities (subject to customary conditions to borrowing) and an outstanding balance of $1.4 billion, including £987.0 million GBP and €17.0 million EUR borrowings. At December 31, 2024, under our previous revolving credit facility, we had an outstanding balance of $1.1 billion, including £376.0 million GBP and €572.0 million EUR borrowings.
The weighted average interest rate on outstanding borrowings under our RI Credit Facilities was 4.3% during the six months ended June 30, 2025. The weighted average interest rate on outstanding borrowings under our previous revolving credit facility was 5.7% during the six months ended June 30, 2024. At June 30, 2025, the weighted average interest rate on outstanding borrowings under our RI Credit Facilities was 4.9%.

As of June 30, 2025, origination costs of $23.8 million for RI Credit Facilities are included in 'Other assets, net', as compared to $7.3 million related to our previous revolving credit facility at December 31, 2024, on our consolidated balance sheets. These costs are being amortized over the remaining term of our RI Credit Facilities.
B.    Fund Credit Facilities
In connection with the closing of the RI Credit Facilities, our U.S. Core Plus Fund (the "Fund") entered into a newly-established $1.38 billion unsecured credit facility, for which we are a guarantor, and which provides for (a) up to $1.0 billion unsecured revolving credit facility and (b) up to $380.0 million unsecured delayed draw term loan which is available to be drawn for twelve months after April 29, 2025 (the "Closing Date") (collectively, the “Fund Facilities”). The revolving credit facility under the Fund Facilities matures in April 2029 and the delayed draw term loan under the Fund Facilities matures in April 2028. The Fund Facilities also include two six-month extensions for each facility, which can be exercised at our option. The aggregate amount under the Fund Facilities can be increased to up to $2.0 billion pursuant to an accordion expansion feature, which is subject to obtaining lender commitments.
Borrowings under the Fund Facilities bear interest at SOFR plus 0.725% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.850% over SOFR. A commitment fee of 0.20% is payable on undrawn delayed draw term loan commitments beginning 91 days after the Closing Date.
As of June 30, 2025, we had a borrowing capacity of $1.38 billion available on our Fund Facilities (subject to customary conditions to borrowing) and there have been no borrowings since inception.
As of June 30, 2025, origination costs of $7.1 million for the Fund Facilities are included in 'Other assets, net' on our consolidated balance sheets, and are being amortized over the remaining term of the facilities. An additional $3.0 million was allocated to the delayed draw term loan arrangement and will not be amortized until the loan is drawn.
C.    Commercial Paper Programs
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
The commercial paper ranks pari passu in right of payment with all of our other unsecured senior indebtedness outstanding, exclusive of unexchanged bonds from our merger with VEREIT, Inc. in 2021 and unexchanged Spirit bonds, including borrowings under our revolving credit facilities, our term loans and our outstanding senior unsecured notes (and is structurally subordinated to all our subsidiary debt). Proceeds from commercial paper borrowings are used for general corporate purposes.
As of June 30, 2025, the balance of borrowings outstanding under our commercial paper programs was $98.6 million, entirely comprised of €84.0 million of EUR borrowings, as compared to $67.3 million outstanding commercial paper borrowings, including €65.0 million of EUR borrowings, at December 31, 2024. The weighted average interest rate on outstanding borrowings under our commercial paper programs was 3.0% and 4.5% for the six months ended June 30, 2025 and 2024, respectively. We use our revolving credit facilities as a liquidity backstop for the repayment of the notes issued under the commercial paper programs. The commercial paper borrowings generally carry a term of less than a year.
We regularly review our credit facilities and commercial paper programs and may seek to extend, renew, or replace our credit facilities and commercial paper programs, to the extent we deem appropriate.
D.    Financial Covenants
Our credit facilities are subject to various leverage and interest coverage ratio limitations, and at June 30, 2025, we were in compliance with the covenants under our credit facilities.

8.    Term Loans
In January 2024, in connection with the Merger, we entered into an amended and restated term loan agreement (which replaced Spirit's then-existing term loans with various lenders). The amended and restated term loan agreements are fixed through interest rate swaps at a weighted average interest rate of 3.5%. Pursuant to the amended and restated term loan agreement, we borrowed $800.0 million in aggregate total borrowings, $300.0 million of which matures in August 2025 and $500.0 million of which matures in August 2027 (the “$800 million term loan agreement”). We also entered into an amended and restated term loan agreement pursuant to which we borrowed $500.0 million in aggregate total borrowings which was repaid upon its maturity in June 2025 (the “$500 million term loan agreement”).
We also have a 2023 term loan agreement which allows us to incur up to an aggregate of $1.5 billion in multi-currency borrowings. In January 2024, we entered into interest rate swaps which fix our per annum interest rate at 4.9% until maturity in January 2026. As of June 30, 2025, we had $1.2 billion in multi-currency borrowings, including $90.0 million, £705.0 million, and €85.0 million in outstanding borrowings. Our A3/A- credit ratings provide for a borrowing rate of 80 basis points over the applicable benchmark rate, which includes adjusted SOFR for USD-denominated loans, adjusted SONIA for GBP-denominated loans, and EURIBOR for EUR-denominated loans.
Deferred financing costs were $1.1 million at June 30, 2025 and are included net of the term loans' principal balance, as compared to $2.2 million at December 31, 2024 on our consolidated balance sheets. These costs are being amortized over the remaining term of the term loans. As of June 30, 2025, we were in compliance with the covenants contained in the term loans.
9.    Mortgages Payable
During the six months ended June 30, 2025, we made $43.8 million in principal payments, including the full repayment of three mortgages for $42.9 million. No mortgages were assumed during the six months ended June 30, 2025.
Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At June 30, 2025, we were in compliance with these covenants.
The following table summarizes our mortgages payable as of June 30, 2025 and December 31, 2024 (dollars in millions):

As Of	Number of Properties (1)	Weighted Average Stated Interest Rate	Weighted Average Effective Interest Rate	Weighted Average Remaining Years Until Maturity	Remaining Principal Balance	Unamortized Discount and Deferred Financing Costs Balance, net	Mortgages Payable Balance
June 30, 2025	14	4.9%	5.9%	2.3	$38.7	$(0.3)	$38.4
December 31, 2024	17	4.0%	4.5%	1.4	$81.3	$(0.5)	$80.8
(1)At June 30, 2025, there were eight mortgages on 14 properties and at December 31, 2024, there were 11 mortgages on 17 properties. The mortgages require monthly payments with principal payments due at maturity. At June 30, 2025 and December 31, 2024, all mortgages were at fixed interest rates.
The following table summarizes the maturity of mortgages payable as of June 30, 2025, excluding $0.3 million related to unamortized net discounts and deferred financing costs (dollars in millions):

Year of Maturity	Principal
2025	$0.8
2026	12.0
2027	22.3
2028	1.3
2029	1.3
Thereafter	1.0
Total	$38.7

10.    Notes Payable
A.    General
At June 30, 2025, our senior unsecured notes and bonds are USD-denominated, GBP-denominated, and EUR-denominated. Foreign-denominated notes are converted at the applicable exchange rate on the balance sheet date. The following are sorted by maturity date (in thousands):

	Maturity Dates	Principal (Currency Denomination)	Carrying Value (USD) as of
			June 30, 2025	December 31, 2024
3.875% Notes due 2025	April 15, 2025	$500,000	$—	$500,000
4.625% Notes due 2025	November 1, 2025	$549,997	549,997	549,997
5.050% Notes due 2026	January 13, 2026	$500,000	500,000	500,000
0.750% Notes due 2026	March 15, 2026	$325,000	325,000	325,000
4.875% Notes due 2026	June 1, 2026	$599,997	599,997	599,997
4.450% Notes due 2026	September 15, 2026	$299,968	299,968	299,968
4.125% Notes due 2026	October 15, 2026	$650,000	650,000	650,000
1.875% Notes due 2027 (1)	January 14, 2027	£250,000	342,853	312,975
3.000% Notes due 2027	January 15, 2027	$600,000	600,000	600,000
3.200% Notes due 2027	January 15, 2027	$299,984	299,984	299,984
1.125% Notes due 2027 (1)	July 13, 2027	£400,000	548,564	500,760
3.950% Notes due 2027	August 15, 2027	$599,873	599,873	599,873
3.650% Notes due 2028	January 15, 2028	$550,000	550,000	550,000
3.400% Notes due 2028	January 15, 2028	$599,816	599,816	599,816
2.100% Notes due 2028	March 15, 2028	$449,994	449,994	449,994
2.200% Notes due 2028	June 15, 2028	$499,959	499,959	499,959
4.700% Notes due 2028	December 15, 2028	$400,000	400,000	400,000
4.750% Notes due 2029	February 15, 2029	$450,000	450,000	450,000
3.250% Notes due 2029	June 15, 2029	$500,000	500,000	500,000
4.000% Notes due 2029	July 15, 2029	$399,999	399,999	399,999
5.000% Notes due 2029 (1)	October 15, 2029	£350,000	479,994	438,165
3.100% Notes due 2029	December 15, 2029	$599,291	599,291	599,291
3.400% Notes due 2030	January 15, 2030	$500,000	500,000	500,000
4.850% Notes due 2030	March 15, 2030	$600,000	600,000	600,000
3.160% Notes due 2030	June 30, 2030	£140,000	191,997	175,266
4.875% Notes due 2030 (1)	July 6, 2030	€550,000	645,860	569,415
1.625% Notes due 2030 (1)	December 15, 2030	£400,000	548,564	500,760
3.250% Notes due 2031	January 15, 2031	$950,000	950,000	950,000
3.200% Notes due 2031	February 15, 2031	$449,995	449,995	449,995
3.375% Notes due 2031	June 20, 2031	€650,000	763,287	—
5.750% Notes due 2031 (1)	December 5, 2031	£300,000	411,423	375,570
2.700% Notes due 2032	February 15, 2032	$350,000	350,000	350,000
3.180% Notes due 2032	June 30, 2032	£345,000	473,136	431,906
5.625% Notes due 2032	October 13, 2032	$750,000	750,000	750,000
2.850% Notes due 2032	December 15, 2032	$699,655	699,655	699,655
1.800% Notes due 2033	March 15, 2033	$400,000	400,000	400,000
1.750% Notes due 2033 (1)	July 13, 2033	£350,000	479,994	438,165
4.900% Notes due 2033	July 15, 2033	$600,000	600,000	600,000
5.125% Notes due 2034	February 15, 2034	$800,000	800,000	800,000
2.730% Notes due 2034	May 20, 2034	£315,000	431,994	394,348
5.125% Notes due 2034 (1)	July 6, 2034	€550,000	645,860	569,415
5.875% Bonds due 2035	March 15, 2035	$250,000	250,000	250,000

	Maturity Dates	Principal (Currency Denomination)	Carrying Value (USD) as of
			June 30, 2025	December 31, 2024
5.125% Notes due 2035	April 15, 2035	$600,000	600,000	—
3.875% Notes due 2035	June 20, 2035	€650,000	763,287	—
3.390% Notes due 2037	June 30, 2037	£115,000	157,712	143,969
6.000% Notes due 2039 (1)	December 5, 2039	£450,000	617,135	563,355
5.250% Notes due 2041 (1)	September 4, 2041	£350,000	479,994	438,165
2.500% Notes due 2042 (1)	January 14, 2042	£250,000	342,853	312,975
4.650% Notes due 2047	March 15, 2047	$550,000	550,000	550,000
5.375% Notes due 2054	September 1, 2054	$500,000	500,000	500,000
Total principal amount			$25,198,035	$22,938,737
Unamortized net discounts and deferred financing costs			(312,163)	(281,145)
			$24,885,872	$22,657,592
(1) Interest paid annually. Interest on the remaining senior unsecured notes and bond obligations included in the table is paid semi-annually.
The following table summarizes the maturity of our notes and bonds payable as of June 30, 2025, excluding unamortized net discounts, deferred financing costs (dollars in millions):

Year of Maturity	Principal
2025	$550.0
2026	2,375.0
2027	2,391.3
2028	2,499.8
2029	2,429.3
Thereafter	14,952.6
Total	$25,198.0
As of June 30, 2025, the weighted average interest rate on our notes and bonds payable was 3.9%, and the weighted average remaining years until maturity was 6.4 years.
Interest incurred on all of the notes and bonds was $229.4 million and $206.1 million for the three months ended June 30, 2025 and 2024, respectively, and $449.3 million and $406.6 million for the six months ended June 30, 2025 and 2024, respectively.
Our outstanding notes and bonds are unsecured; accordingly, we have not pledged any assets as collateral for these or any other obligations.
All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. At June 30, 2025, we were in compliance with these covenants.
B.    Note Issuances
During the six months ended June 30, 2025, we issued the following notes and bonds (in millions):

2025 Issuances	Date of Issuance	Maturity Date	Principal amount	Price of par value	Effective yield to maturity
5.125% Notes	April 2025	April 2035	$600.0	98.37%	5.337%
3.375% Notes	June 2025	June 2031	€650.0	99.57%	3.456%
3.875% Notes	June 2025	June 2035	€650.0	99.55%	3.930%
C.    Note Repayment
During the six months ended June 30, 2025, we repaid $500.0 million of outstanding 3.875% senior unsecured notes, plus accrued and unpaid interest, upon maturity.

11.    Noncontrolling Interests
As of June 30, 2025, we have ten entities with noncontrolling interests that we consolidate, including an operating partnership, Realty Income, L.P., and interests in consolidated property partnerships not wholly-owned by us.
The following table represents the change in the carrying value of all noncontrolling interests through June 30, 2025 (in thousands):

	Realty Income, L.P. units (1)	Other Noncontrolling Interests	Total
Carrying value at December 31, 2024	$167,803	$43,145	$210,948
Contributions	—	1,529	1,529
Distributions	(4,435)	(1,552)	(5,987)
Allocation of net income	3,439	300	3,739
Carrying value at June 30, 2025	$166,807	$43,422	$210,229
(1) 2,681,808 units were outstanding as of both June 30, 2025 and December 31, 2024.
At June 30, 2025, we are considered the primary beneficiary of Realty Income, L.P. and other VIEs. For further information, see note 1, Summary of Significant Accounting Policies.
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
•Level 1 – Quoted market prices in active markets for identical assets and liabilities
•Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other market-corroborated inputs
•Level 3 – Inputs that are unobservable and significant to the overall fair value measurement
The following tables present the carrying values and estimated fair values of financial instruments as of June 30, 2025 and December 31, 2024 (in millions):

	June 30, 2025
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Loans receivable	$1,329.8	$—	$847.4	$469.2
Derivative assets	14.3	—	14.3	—
Total assets	$1,344.1	$—	$861.7	$469.2
Liabilities:
Mortgages payable	$38.7	$—	$—	$38.1
Notes and bonds payable	25,198.0	—	23,165.5	1,040.2
Derivative liabilities	191.7	—	191.7	—
Total liabilities	$25,428.4	$—	$23,357.2	$1,078.3

	December 31, 2024
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Loans receivable	$828.5	$—	$791.4	$43.7
Derivative assets	47.2	—	47.2	—
Total assets	$875.7	$—	$838.6	$43.7
Liabilities:
Mortgages payable	$81.3	$—	$—	$80.0
Notes and bonds payable	22,938.7	—	20,665.5	928.0
Derivative liabilities	81.5	—	81.5	—
Total liabilities	$23,101.5	$—	$20,747.0	$1,008.0
A.    Financial Instruments Not Measured at Fair Value on our Consolidated Balance Sheets
The fair value of short-term financial instruments such as cash and cash equivalents, accounts receivable, escrow deposits, accounts payable, distributions payable, revolving credit facilities and commercial paper borrowings, and other liabilities approximate their carrying value in the accompanying consolidated balance sheets, due to their short-term nature. The aggregate fair value of our term loans approximates carrying value due to the frequent repricing of the variable interest rate charged on the borrowing.
The following table reflects the carrying amounts and estimated fair values of our financial instruments not measured at fair value on our consolidated balance sheets (in millions):

	June 30, 2025		December 31, 2024
	Carrying value	Fair value	Carrying value	Fair value
Loans receivable	$1,329.8	$1,316.6	$828.5	$835.1
Mortgages payable (1)	$38.7	$38.1	$81.3	$80.0
Notes and bonds payable (1)	$25,198.0	$24,205.7	$22,938.7	$21,593.5
(1) Excludes non-cash net premiums and discounts, and deferred financing costs.
The estimated fair values of our mortgage loan receivable, unsecured and other loans, mortgages payable, and private senior notes payable have been calculated by discounting the future cash flows using an interest rate based upon the relevant input, such as forward interest rate curve, plus an applicable credit-adjusted spread. Because this methodology includes unobservable inputs that reflect our own internal assumptions and calculations, the measurement of estimated fair values related to the named financial instruments are categorized as level 3 of the fair value hierarchy.
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

Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 on the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level three inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at June 30, 2025 and December 31, 2024, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified as level 2. For more details on our derivatives, see note 13, Derivative Instruments.
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
The following table summarizes our provisions for impairment on real estate investments during the periods indicated below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Carrying value prior to impairment	$365.2	$281.9	$505.9	$443.9
Less: total provisions for impairment of real estate	(142.3)	(87.2)	(239.7)	(175.4)
Carrying value after impairment	$222.9	$194.7	$266.2	$268.5

Number of properties:
Classified as held for sale	58	24	61	26
Classified as held for investment	53	41	79	50
Sold	8	33	60	53
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
Derivatives Designated as Hedging Instruments - Net Investment Hedges
To mitigate the foreign currency exchange rate variations associated with our investment in EUR-denominated foreign operations, we may enter into derivative instruments, such as cross-currency swaps that qualify as net investment hedges under the criteria prescribed in accordance with ASC 815-20, Hedging - General. We use the spot method of assessing hedge effectiveness and apply the consistent election to the excluded component by recognizing changes in the fair value of the hedging instruments attributable to the excluded component in the same manner as described above. Any difference between the change in the fair value of the excluded components and the amounts recognized in earnings is reported in other comprehensive income as part of the foreign cumulative translation adjustment. The gain or loss on the portion of the derivative instruments included in the assessment of effectiveness is reported in other comprehensive income as part of the 'Foreign currency translation adjustment' line item, to the extent the relationship is highly effective. If our net investment changes during a reporting period, the hedge relationship will be assessed for whether a de-designation is warranted (only if the hedge notional amount is outside of prescribed tolerance). Further, certain EUR-denominated bonds and borrowings under our revolving credit facilities and term loans may be also designated as, and are effective as, net investment hedges. Changes in the value of such borrowings, related to changes in the spot rates, will be recorded in the same manner as foreign currency translation adjustments. As of June 30, 2025, the total principal amount of foreign currency debt obligations designated as net investment hedges was $211.5 million.
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

The following table summarizes the terms and fair values of our derivative financial instruments at June 30, 2025 and December 31, 2024 (dollars in millions):

Derivative Type	Number of Instruments (1)	Notional Amount as of		Weighted Average Strike Rate (2)	Maturity Date (3)	Fair Value - asset (liability) as of
Derivatives Designated as Hedging Instruments		June 30, 2025	December 31, 2024			June 30, 2025	December 31, 2024
Interest rate swaps (4)	8	$1,680.0	$2,180.0	3.32%	Aug 2025 - Aug 2027	$8.8	$24.3
Cross-currency swaps - Fair Value	3	320.0	320.0	(5)	Oct 2032	(80.0)	(42.2)
Cross-currency swaps - Net Investment	3	280.0	280.0	(6)	Oct 2032	(70.6)	(37.6)
Foreign currency forwards	55	539.7	349.5	(7)	Jul 2025 - Jul 2027	(26.3)	9.3
		$2,819.7	$3,129.5			$(168.1)	$(46.2)
Derivatives not Designated as Hedging Instruments
Currency exchange swaps	8	$2,314.1	$1,725.3	(8)	Jul 2025 - Sep 2025	$(9.3)	$11.8
		$2,314.1	$1,725.3			$(9.3)	$11.8
Total of all Derivatives		$5,133.8	$4,854.8			$(177.4)	$(34.4)
(1)This column represents the number of instruments outstanding as of June 30, 2025.
(2)Weighted average strike rate is calculated using the notional value as of June 30, 2025.
(3)This column represents maturity dates for instruments outstanding as of June 30, 2025.
(4)We have eight variable-to-fixed interest rate swaps on our term loans that are designated as cash flow hedges.
(5)USD fixed rate of 5.625% and EUR weighted average fixed rate of 4.681%.
(6)USD fixed rate of 5.625% and EUR weighted average fixed rate of 4.716%.
(7)Weighted average forward GBP-USD exchange rate of 1.31.
(8) Weighted average exchange rates of 0.85 for EUR-GBP, 1.36 for GBP-USD, 3.84 for USD-Polish Zloty ("PLN"), and 4.31 for EUR-PLN.
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

The following table summarizes the amount of unrealized gain (loss) on derivatives and foreign currency translation adjustments in other comprehensive income (in thousands):

	Three months ended June 30,		Six months ended June 30,
Derivatives in Cash Flow Hedging Relationships	2025	2024	2025	2024
Interest rate swaps	$(4,777)	$1,929	$(12,141)	$11,845
Foreign currency forwards	(22,437)	37	(35,619)	(533)
Interest rate swaptions (1)	(1,597)	(73)	(2,003)	1,644
Total derivatives in cash flow hedging relationships	$(28,811)	$1,893	$(49,763)	$12,956
Derivatives in Fair Value Hedging Relationships
Cross-currency swaps - Fair Value	$(2,653)	$5,431	$7,674	$3,290
Total derivatives in fair value hedging relationships	$(2,653)	$5,431	$7,674	$3,290
Total unrealized (loss) gain on derivatives, net	$(31,464)	$7,324	$(42,089)	$16,246
Derivatives and Non-derivatives in Net Investment Hedging Relationships
Cross-currency swaps - Net Investment	$(29,161)	$6,748	$(33,987)	$11,621
Foreign currency debt	(16,620)	—	(20,747)	—
Total unrealized (loss) gain recorded in foreign currency translation adjustment	$(45,781)	$6,748	$(54,734)	$11,621
(1) In March 2025, three swaption collars were executed and designated as cash flow hedges for the anticipated issuance of $600.0 million senior unsecured notes due 2035. These instruments were settled in April 2025 at a loss of $0.9 million. In May and June 2025, eight additional swaption collars were entered into and designated as cash flow hedges related to the planned offering of €650.0 million senior unsecured notes due 2031 and €650.0 million senior unsecured notes due 2035. These instruments were also settled at a loss of $0.9 million. Both losses were deferred in AOCI and will be recognized in interest expense over the terms of the respective notes.
The following table summarizes the amount of gain (loss) on derivatives reclassified from AOCI (in thousands):

		Three months ended June 30,		Six months ended June 30,
Derivatives in Cash Flow Hedging Relationships	Location of (Decrease) Recognized in Income	2025	2024	2025	2024
Interest rate swaps	Interest	$2,808	$8,588	$6,192	$17,520
Foreign currency forwards	Foreign currency and derivative (loss) gain, net	(7,040)	1,569	(5,722)	3,680
Interest rate swaptions	Interest	81	73	185	(909)
Total derivatives in cash flow hedging relationships		$(4,151)	$10,230	$655	$20,291
Derivatives in Fair Value Hedging Relationships
Cross-currency swaps - Fair Value	Foreign currency and derivative (loss) gain, net	$(344)	$538	$(129)	$999
Total derivatives in fair value hedging relationships		$(344)	$538	$(129)	$999
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps - Net Investment (excluded component)	Foreign currency and derivative (loss) gain, net	$160	$938	$812	$1,807
Total derivatives in net investment hedging relationships		$160	$938	$812	$1,807
Net (decrease) increase to net income		$(4,335)	$11,706	$1,338	$23,097

We expect to reclassify $6.2 million from AOCI as a decrease to interest expense relating to interest rate swaps and $22.7 million from AOCI as an increase to foreign currency gain relating to foreign currency forwards within the next twelve months.

The following table details our foreign currency and derivative (loss) gain, net included in income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Realized foreign currency and derivative loss, net:
Loss on the settlement of undesignated derivatives	$(55,181)	$(5,119)	$(78,585)	$(20,384)
(Loss) gain on the settlement of designated derivatives reclassified from AOCI	(6,476)	3,045	(4,291)	6,486
Loss on the settlement of transactions with third parties	(505)	(9)	(502)	(15)
Total realized foreign currency and derivative loss, net	$(62,162)	$(2,083)	$(83,378)	$(13,913)
Unrealized foreign currency and derivative gain, net:
(Loss) gain on the change in fair value of undesignated derivatives	$(9,301)	$3,408	$(13,121)	$5,546
Gain (loss) on remeasurement of certain assets and liabilities	67,075	(814)	89,566	12,924
Total unrealized foreign currency and derivative gain, net	$57,774	$2,594	$76,445	$18,470
Total foreign currency and derivative (loss) gain, net	$(4,388)	$511	$(6,933)	$4,557
14.    Lessor Operating Leases
At June 30, 2025, we owned or held interests in 15,606 properties. Of the 15,606 properties, 15,284, or 97.9%, are single-client properties, and the remaining are multi-client properties. At June 30, 2025, 212 properties were available for lease or sale. The majority of our leases are accounted for as operating leases.
At June 30, 2025, most of the properties in our portfolio were leased under net lease agreements where our client pays or reimburses us for property taxes and assessments and carries insurance coverage for public liability, property damage, fire, and extended coverage.
Rent based on a percentage of our clients' gross sales, or percentage rent, for the three months ended June 30, 2025 and 2024 was $2.8 million and $2.4 million, respectively. Percentage rent for the six months ended June 30, 2025 and 2024 was $8.6 million and $7.7 million, respectively.
15.    Stockholders' Equity
A.Common Stock
We pay monthly distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for the periods indicated below:

	Six months ended June 30,
Month	2025	2024
January	$0.2640	$0.2565
February	0.2640	0.2565
March	0.2680	0.2565
April	0.2685	0.2570
May	0.2685	0.2570
June	0.2685	0.2625
Total	$1.6015	$1.5460
At June 30, 2025, a distribution of $0.2690 per common share was payable and was paid in July 2025.

B.    At-the-Market ("ATM") Program
Under our current ATM program, we may offer and sell up to 120.0 million shares of common stock (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE under the ticker symbol "O" at prevailing market prices or at negotiated prices. Upon settlement, subject to certain exceptions, we may elect, in our sole discretion, to cash settle or net share settle all or any portion of our obligations under any forward sale agreement, in which cases we may not receive any proceeds (in the case of cash settlement) or will not receive any proceeds (in the case of net share settlement), and we may owe cash (in the case of cash settlement) or shares of our common stock (in the case of net share settlement) to the relevant forward purchaser. As of June 30, 2025, we had 27.3 million shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
The following table outlines common stock issuances pursuant to our ATM programs (dollars in millions, shares in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Shares of common stock issued under the ATM program (1)	11,150	—	22,381	9,604
Gross proceeds	$628.7	$—	$1,260.7	$547.0
Sales agents' commissions and other offering expenses	(6.5)	(0.2)	(13.7)	(3.7)
Net proceeds	$622.2	$(0.2)	$1,247.0	$543.3
(1) During the three and six months ended June 30, 2025, 17.5 million and 28.2 million shares were sold, respectively. As of June 30, 2025, 7.6 million shares of common stock subject to forward sale confirmations have been executed, but not settled, at a weighted average initial gross price of $56.81 per share. We currently expect to fully settle forward sale agreements outstanding by September 30, 2025, representing $422.8 million in net proceeds, for which the weighted average forward price at June 30, 2025 was $55.92 per share.
C.    Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
Our DRSPP provides our common stockholders with a convenient and economical method of purchasing our common stock and reinvesting their distributions. It also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26.0 million common shares to be issued. At June 30, 2025, we had 10.6 million shares remaining for future issuance under our DRSPP program.
The following table outlines common stock issuances pursuant to our DRSPP program (dollars in millions, shares in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Shares of common stock issued under the DRSPP program	50	57	107	115
Gross proceeds	$2.8	$3.1	$5.9	$6.2
16.    Common Stock Incentive Plan
The amount of share-based compensation costs recognized in 'General and administrative' in our consolidated statements of income and comprehensive income was $8.1 million and $7.3 million during the three months ended June 30, 2025 and 2024, respectively, and $14.0 million and $16.5 million during the six months ended June 30, 2025, and 2024, respectively.

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
A.    Restricted Stock and Restricted Stock Units
During the six months ended June 30, 2025, we granted 277,437 shares of common stock under the 2021 Plan. This included 29,056 total shares of restricted stock granted to the independent members of our Board of Directors, in connection with our annual awards in May 2025. Restricted stock granted to employees vest over a service period not exceeding four years, while awards granted to directors vest over a period of up to three years based on each director's years of service, and subject to the director’s continued service through each applicable vesting date.
During the six months ended June 30, 2025, we also granted 42,122 restricted stock units, including 3,632 deferred restricted stock units granted to an independent member of our Board of Directors in connection with our annual awards in May 2025. All employee related restricted stock units vest over a four-year service period, whereas those granted to our Board of Directors vest over a three-year service period.
As of June 30, 2025, the remaining unamortized share-based compensation expense related to restricted stock awards and units totaled $28.1 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and conditions of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.
B.    Performance Shares
During the six months ended June 30, 2025, we granted 285,242 performance shares, as well as dividend equivalent rights, to our executive officers. The performance shares are earned based on our Total Shareholder Return (“TSR”) performance relative to select industry indices and peer groups as well as achievement of certain operating metrics, and vest 50% as of the date of which the plan administrator determines the achievement of the applicable goals during the applicable three-year performance period and the remaining 50% on January 1 of the following year, subject to continued service.
As of June 30, 2025, the remaining share-based compensation expense related to the performance shares totaled $30.1 million. The performance shares are being recognized on a tranche-by-tranche basis over the service period. The fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model.

17.    Net Income per Common Share
The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation (shares in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Weighted average shares used for the basic net income per share computation	902,966	870,319	897,338	852,621
Incremental shares from share-based compensation	647	398	592	384
Dilutive effect of forward ATM offerings	103	8	185	6
Weighted average shares used for diluted net income per share computation	903,716	870,725	898,115	853,011
Unvested shares from share-based compensation that were anti-dilutive	17	232	17	219
Weighted average partnership common units convertible to common shares that were anti-dilutive	2,682	1,795	2,682	1,795
Weighted average forward ATM offerings that were anti-dilutive	9	488	19	471
18.    Supplemental Disclosures of Cash Flow Information
The following table summarizes our supplemental cash flow information during the periods indicated below (in thousands):

	Six months ended June 30,
	2025	2024
Supplemental disclosures:
Cash paid for interest	$451,436	$397,910
Cash paid for income taxes	$60,367	$27,730
Non-cash activities:
Net (decrease) increase in fair value of derivatives	$(143,010)	$62,048
Term loans assumed at fair value	$—	$1,300,000
Notes payable assumed at fair value	$—	$2,481,486
The following table provides a reconciliation of 'Cash and cash equivalents' reported on our consolidated balance sheets to the total of the cash, cash equivalents, and restricted cash reported within our consolidated statements of cash flows (in thousands):

	June 30, 2025	June 30, 2024
Cash and cash equivalents shown in the consolidated balance sheets	$800,447	$442,820
Restricted escrow deposits (1)	22,219	18,806
Impounds related to mortgages payable (1)	19,070	11,485
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$841,736	$473,111
(1) Included within 'Other assets, net' on our consolidated balance sheets (see note 3, Supplemental Detail for Certain Components of Consolidated Balance Sheets). These amounts consist of cash that we are legally entitled to, but that is not immediately available to us. As a result, these amounts were considered restricted as of the dates presented.

19.    Segment and Geographic Information
A.    Segment Information
Our business is characterized as primarily owning and leasing commercial properties under long-term, net lease agreements (whereby clients are responsible for property taxes, insurance and maintenance costs), and these economic characteristics are similar across various property types, geographic locations, and industries in which our clients operate. Our chief operating decision maker ("CODM") is our President, Chief Executive Officer. Information reviewed by our CODM in evaluating performance and allocating resources is primarily operating results and cash flow analysis on a consolidated basis. Therefore, we operate and manage the business in one operating and reportable segment.
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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Property expenses (excluding reimbursements)	$20.0	$19.3	$39.3	$35.9
Cash G&A expenses (1)	$41.2	$37.8	$79.4	$69.4
(1) Represents 'General and administrative' expenses as presented in our consolidated statements of income and comprehensive income, less share-based compensation costs.
Other segment items included in consolidated net income consist of 'Gain on sales of real estate' and 'Other income, net', as presented in our consolidated statements of income and comprehensive income.
B.    Geographic Information
The following table disaggregates domestic and international revenue by major asset types and geographic regions (in thousands):

	Three months ended June 30,
	2025				2024
	U.S.	U.K.	Other (1)	Total	U.S.	U.K.	Other (1)	Total
Retail	$858,362	$155,506	$47,225	$1,061,093	$858,714	$123,715	$35,617	$1,018,046
Industrial	197,205	12,582	4,537	214,324	191,061	12,160	—	203,221
Other (2)	61,242	1,529	—	62,771	63,461	—	—	63,461
Rental (including reimbursements)	$1,116,809	$169,617	$51,762	$1,338,188	$1,113,236	$135,875	$35,617	$1,284,728
Other revenue				72,190				54,715
Total revenue				$1,410,378				$1,339,443

	Six months ended June 30,
	2025				2024
	U.S.	U.K.	Other (1)	Total	U.S.	U.K.	Other (1)	Total
Retail	$1,722,434	$293,670	$86,606	$2,102,710	$1,669,629	$240,521	$67,255	$1,977,405
Industrial	393,634	24,245	4,537	422,416	368,233	23,883	—	392,116
Other (2)	123,629	2,490	—	126,119	123,376	—	—	123,376
Rental (including reimbursements)	$2,239,697	$320,405	$91,143	$2,651,245	$2,161,238	$264,404	$67,255	$2,492,897
Other revenue				139,638				107,031
Total revenue				$2,790,883				$2,599,928
(1) Other includes rental revenue generated from all other European countries we operate in.
(2) Other includes all other property types in our portfolio.

No individual client’s revenue represented more than 10% of our total revenue for each of the three and six months ended June 30, 2025 and 2024.
Long-lived assets include items such as property, plant, equipment and right-of-use assets subject to operating and finance leases. The following table disaggregates domestic and international total long-lived assets (in millions):

	June 30, 2025				December 31, 2024
	U.S.	U.K.	Other (1)	Total	U.S.	U.K.	Other (1)	Total
Long-lived assets	$42,688.2	$8,832.4	$2,600.1	$54,120.7	$43,186.5	$7,485.6	$1,617.7	$52,289.8
Remaining assets				17,303.4				16,545.2
Total assets				$71,424.1				$68,835.0
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
At June 30, 2025, we had $580.9 million of commitments under construction contracts related to development projects, which have estimated rental revenue commencement dates between July 2025 and May 2027. In addition, at June 30, 2025, we had commitments of $89.7 million for tenant improvements, recurring capital expenditures, and non-recurring building improvements, and had accrued $4.0 million in contingent purchase consideration obligations related to leasing activities for a multi-tenant property acquired in 2024, representing the remaining amounts deemed probable and estimable as of June 30, 2025.
21.    Subsequent Events
A.     Dividends
In July 2025, we declared a dividend of $0.2690 per share to our common stockholders, which will be paid in August 2025.
B. ATM Forward Offerings
As of August 6, 2025, ATM forward agreements for a total of 11.6 million shares remain unsettled with total expected net proceeds of approximately $654.3 million, of which 4.0 million shares were sold in July 2025.

Item 7:                              Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the documents incorporated by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this quarterly report, the words “estimated,” “anticipated,” “expect,” “believe,” “intend,” “continue,” “should,” “may,” “likely,” “plans,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include discussions of our business and portfolio including management thereof; our platform; growth strategies, investment pipeline, and intentions to acquire or dispose of properties (including geographies, timing, partners, clients and terms); re-leases, re-development and speculative development of properties and expenditures related thereto; operations and results; the announcement of operating results, strategy, plans, and the intentions of management; our share repurchase program; settlement of shares of common stock sold pursuant to forward sale confirmations under our At-the-Market (“ATM”) program; dividends, including the amount, timing and payments of dividends; and macroeconomic and other business trends, including interest rates and trends in the market for long-term leases of freestanding, single-client properties. Forward-looking statements are subject to risks, uncertainties, and assumptions about us, which may cause our actual future results to differ materially from expected results. Some of the factors that could cause actual results to differ materially are, among others, our continued qualification as a real estate investment trust; general domestic and foreign business, economic, or financial conditions; competition; fluctuating interest and currency rates; inflation and its impact on our clients and us; access to debt and equity capital markets and other sources of funding (including the terms and partners of such funding); volatility and uncertainty in the credit and financial markets; other risks inherent in the real estate business including our clients' solvency, client defaults under leases, increased client bankruptcies, potential liability relating to environmental matters, illiquidity of real estate investments, and potential damages from natural disasters; impairments in the value of our real estate assets; volatility and changes in domestic and foreign laws and the application, enforcement or interpretation thereof (including with respect to tax laws and rates); property ownership through co-investment ventures, funds, joint ventures, partnerships and other arrangements which, among other things, may transfer or limit our control of the underlying investments; epidemics or pandemics; the loss of key personnel; the outcome of any legal proceedings to which we are a party or which may occur in the future; acts of terrorism and war; the anticipated benefits from mergers, acquisitions, co-investment ventures, funds, joint ventures, partnerships and other arrangements.
Additional factors that may cause risks and uncertainties include those risks described in "Item 1A, Risk Factors" in Part II of this Quarterly Report on Form 10-Q, for the quarter ended June 30, 2025.
Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are not guarantees of future plans and performance and speak only as of the date this quarterly report was filed with the Securities and Exchange Commission (the "SEC"). Past operating results and performance are provided for informational purposes and are not a guarantee of future results. There can be no assurance that historical trends will continue. Actual plans and operating results may differ materially from what is expressed or forecasted in this quarterly report and forecasts made in the forward-looking statements discussed in this quarterly report might not materialize. We do not undertake any obligation to update forward-looking statements or publicly release the results of any forward-looking statements that may be made to reflect events or circumstances after the date these statements were made.
OVERVIEW
Realty Income (NYSE: O), an S&P 500 company, is real estate partner to the world's leading companies®. Founded in 1969, we serve our clients as a full-service real estate capital provider. As of June 30, 2025, we have a portfolio of over 15,600 properties in all 50 states of the United States ("U.S."), the United Kingdom ("U.K."), and seven other countries in Europe. We are known as “The Monthly Dividend Company®” and have a mission to invest in people and places to deliver dependable monthly dividends that increase over time. Since our founding, we have declared 661 consecutive monthly dividends and are a member of the S&P 500 Dividend Aristocrats® index for having increased our dividend for over 30 consecutive years.
As of June 30, 2025, we owned or held interests in 15,606 properties, with approximately 346.3 million square feet of leasable space leased to 1,630 clients doing business in 91 separate industries. Of the 15,606 properties in our portfolio as of June 30, 2025, 15,284, or 97.9%, were single-client properties, and the remaining were multi–client properties. Our total portfolio of 15,606 properties as of June 30, 2025 had a weighted average remaining lease term (excluding rights to extend a lease at the option of the client) of approximately 9.0 years. Total portfolio annualized base rent (defined as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables) on our leases as of June 30, 2025 was $5.17 billion.
As of June 30, 2025, approximately 33.9% of our total portfolio annualized base rent comes from properties leased to our investment grade clients, their subsidiaries or affiliated companies. As of June 30, 2025, our top 20 clients (based on percentage of total portfolio annualized base rent) represented approximately 36.4% of our annualized base rent and 11 of these clients have investment grade credit ratings or are subsidiaries or affiliates of investment grade companies. Approximately 91% of our annualized retail base rent as of June 30, 2025, is derived from our clients with a service, non-discretionary, and/or low price point component to their business.
Unless otherwise specified, references to rental revenue in the Management's Discussion and Analysis of Financial Condition and Results of Operations are exclusive of reimbursements from clients for recoverable real estate taxes and operating expenses totaling $87.4 million and $80.6 million for the three months ended June 30, 2025 and 2024, respectively, and $174.8 million and $153.3 million for the six months ended June 30, 2025 and 2024, respectively.
RECENT DEVELOPMENTS
Increases in Monthly Dividends to Common Stockholders
We have continued our 56-year history of paying monthly dividends by increasing the dividend four times during 2025. As of July 2025, we have paid 111 consecutive quarterly dividend increases and increased the dividend 131 times since our listing on the New York Stock Exchange (“NYSE”) in 1994.

2025 Dividend increases	Month Declared	Month Paid	Monthly Dividend per share	Increase per share
1st increase	Dec 2024	Jan 2025	$0.2640	$0.0005
2nd increase	Feb 2025	Mar 2025	$0.2680	$0.0040
3rd increase	Mar 2025	Apr 2025	$0.2685	$0.0005
4th increase	Jun 2025	Jul 2025	$0.2690	$0.0005
The dividends paid per share during the six months ended June 30, 2025 totaled $1.6015, as compared to $1.5460 during the six months ended June 30, 2024, an increase of $0.055, or 3.6%.
The monthly dividend of $0.2690 per share represents a current annualized dividend of $3.228 per share, and an annualized dividend yield of 5.6% based on the last reported sale price of our common stock on the NYSE of $57.61 on June 30, 2025. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.
Investments
During the three months ended June 30, 2025, we invested $1.2 billion at an initial weighted average cash yield of 7.2%, including investments in 102 properties, properties under development or expansion, and loans.
During the six months ended June 30, 2025, we invested $2.5 billion at an initial weighted average cash yield of 7.3%, including investments in 176 properties, properties under development or expansion, and loans.
See notes 4, Investments in Real Estate, 5, Investments in Unconsolidated Entities, and 6, Investments in Loans and Financing Receivables, to the consolidated financial statements for further details.
Dispositions
During the three months ended June 30, 2025, we sold 73 properties with total net proceeds received of $116.8 million.
During the six months ended June 30, 2025, we sold 128 properties with total net proceeds received of $209.4 million.
Equity Capital Raising
During the three months ended June 30, 2025, we raised $631.6 million of proceeds from the sale of common stock, at a weighted average price of $56.39 per share, primarily through proceeds from the sale of common stock through our ATM program. The ATM program issuances during the three months ended June 30, 2025 included 11.2 million shares issued pursuant to forward sale confirmations. As of June 30, 2025, 7.6 million shares of common stock subject to forward sale confirmations have been executed but not settled. See note 15, Stockholders' Equity, to the consolidated financial statements for further details.
Credit Facilities
In April 2025, we closed on the recast and expansion of our multi-currency unsecured credit facilities totaling $5.38 billion, including a $1.38 billion unsecured facility for our private fund. See note 7, Credit Facilities and Commercial Paper Programs, to the consolidated financial statements for further details.
Note Issuances
In June 2025, we issued €650.0 of 3.375% senior unsecured notes due June 2031 (the “2031 notes”), and €650.0 of 3.875% senior unsecured notes due June 2035 (the “2035 notes”).
In April 2025, we issued $600.0 million of 5.125% senior unsecured notes due April 2035.
See note 10, Notes Payable, to the consolidated financial statements for further details.
Portfolio Discussion
Leasing Results
At June 30, 2025, we had 212 properties available for lease or sale out of 15,606 properties in our portfolio, which represents a 98.6% occupancy rate based on the number of properties in our portfolio. Our property-level occupancy rates exclude properties with ancillary leases only, such as cell towers and billboards, and properties with possession pending, and include properties owned by unconsolidated joint ventures. Below is a summary of our portfolio activity for the periods indicated below:

Three months ended June 30, 2025
Properties available for lease at March 31, 2025	231
Lease expirations (1)	355
Re-leases to same client	(293)
Re-leases to new client	(17)
Vacant dispositions	(64)
Properties available for lease at June 30, 2025	212

Six months ended June 30, 2025
Properties available for lease at December 31, 2024	205
Lease expirations (1)	599
Re-leases to same client	(453)
Re-leases to new client	(26)
Vacant dispositions	(113)
Properties available for lease at June 30, 2025	212
(1)Includes scheduled and unscheduled expirations (including leases rejected in bankruptcy), as well as future expirations resolved in the periods indicated above.
During the three months ended June 30, 2025, the new annualized base rent on re-leased units was $96.8 million, as compared to the previous annual rent of $93.6 million on the same units, representing a rent recapture rate of 103.4% on the re-leased units.
During the six months ended June 30, 2025, the new annualized base rent on re-leased units was $143.1 million, as compared to the previous annual rent of $138.1 million on the same units, representing a rent recapture rate of 103.6% on the re-leased units.
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
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2025, we had $5.1 billion of liquidity, which consists of cash and cash equivalents of $800.4 million, unsettled ATM forward equity of $422.8 million, and $3.9 billion of availability under our $5.38 billion revolving credit facilities, net of $1.4 billion of borrowing on the revolving credit facilities and after deducting $98.6 million in borrowings under our commercial paper programs. We use our unsecured revolving credit facilities as a liquidity backstop for the repayment of the notes issued under our commercial paper programs.
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
•Additional borrowings under our revolving credit facilities or commercial paper programs, which are backstopped by our credit facilities;
•Short-term loans;
•Asset dispositions; and
•Credit investment repayments.
In addition to these sources of liquidity, we are currently in discussions to raise third-party capital for an open-end fund or other vehicles. If successful, these efforts would provide further capital to develop and acquire properties. We may also make investments in other entities at our discretion in the future.
We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity are sufficient to meet our liquidity needs for the next twelve months. We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our revolving credit facilities and commercial paper programs.

Long-Term Liquidity Requirements
Our goal is to deliver dependable monthly dividends to our stockholders that increase over time. Historically, we have met our principal short-term and long-term capital needs, including the funding of high-quality real estate acquisitions, investments in loans to clients, property development, and capital expenditures by issuing common stock, long-term unsecured notes, and term loan borrowings. Over the long term, we believe that common stock should be the majority of our capital structure. We may issue common stock when we believe our share price is at a level that allows for the proceeds of an offering to be accretively invested into additional properties or to permanently finance properties that were initially financed by our revolving credit facilities, commercial paper programs, or shorter-term debt securities. However, we cannot assure you that we will have access to the capital markets at all times and at terms that are acceptable to us.
Capitalization
As of June 30, 2025, our total capitalization was $82.2 billion. Total capitalization consisted of $52.8 billion of common equity (based on the June 30, 2025 closing price on the NYSE of $57.61 and assuming the conversion of 2.7 million common units of Realty Income, L.P.), and total outstanding borrowings of $29.3 billion on our revolving credit facilities, commercial paper, term loans, mortgages payable, and senior unsecured notes and bonds and our proportionate share of unconsolidated entities' debt (excluding unamortized deferred financing costs, discounts, and premiums).
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
ATM Program
During the six months ended June 30, 2025, we settled approximately 22.4 million shares of common stock previously sold pursuant to forward sale agreements through our ATM program for approximately $1.2 billion of net proceeds. As of June 30, 2025, there were approximately 7.6 million shares of unsettled common stock subject to forward sale confirmations through our ATM program, representing approximately $422.8 million in expected net proceeds, which have been executed at a weighted average price of $55.92 per share (assuming full physical settlement of all outstanding shares of common stock, subject to such forward sale agreements and certain assumptions made with respect to settlement dates). Additionally, as of June 30, 2025, we had 27.3 million shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
Debt Financing Activities
At June 30, 2025, our total outstanding borrowings of revolving credit facilities, commercial paper, term loans, mortgages payable, and senior unsecured notes and bonds were $28.7 billion, with a weighted average maturity of 5.8 years and a weighted average interest rate of 3.9%. As of June 30, 2025, approximately 95% of our total debt was fixed rate debt. See notes 7 through 10 to the consolidated financial statements for additional information about our outstanding debt, along with our debt financing activities during the six months ended June 30, 2025 below.
Term Loan Redemption
In June 2025, we repaid our $500.0 million unsecured term loan in full upon maturity, plus $2.3 million in accrued and unpaid interest.
Mortgage Repayments
During the six months ended June 30, 2025, we made $43.8 million in principal payments, including the full repayment of three mortgages for $42.9 million.
Note Issuances
In June 2025, we issued €650.0 million of 3.375% senior unsecured notes due June 2031 and €650.0 million of 3.875% senior unsecured notes due June 2035.
In April 2025, we issued $600.0 million of 5.125% senior unsecured notes due April 2035.

Note Repayment
In April 2025, we repaid $500.0 million of outstanding 3.875% senior unsecured notes, plus accrued and unpaid interest, upon maturity.
Credit Facilities
In April 2025, we entered into new $4.0 billion unsecured multicurrency revolving credit facilities, to amend and restate our previous $4.25 billion unsecured revolving credit facility. Our new revolving credit facilities consist of (a) a $2.0 billion unsecured multicurrency revolving credit facility, consisting of two tranches, that will mature in April 2027 and (b) a $2.0 billion unsecured multicurrency revolving credit facility, consisting of two tranches, that will mature in April 2029 (collectively, the “RI Credit Facilities”). The RI Credit Facilities also include two six-month extensions for each facility, which can be exercised at our option.
In connection with the closing of the RI Credit Facilities, our U.S. Core Plus Fund (the "Fund") entered into a newly-established $1.38 billion unsecured credit facility, for which we are a guarantor, which provides for (a) an up to $1.0 billion unsecured revolving credit facility and (b) an up to $380.0 million unsecured delayed draw term loan which is available to be drawn for twelve months after April 29, 2025 (the "Closing Date") (collectively, the “Fund Facilities”). The revolving credit facility under the Fund Facilities matures in April 2029 and the delayed draw term loan under the Fund Facilities matures in April 2028. The Fund Facilities also include two six-month extensions for each facility, which can be exercised at our option. The aggregate amount under the Fund Facilities can be increased to up to $2.0 billion pursuant to an accordion expansion feature, which is subject to obtaining lender commitments.
Covenants
The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on accounting principles generally accepted in the United States of America ("U.S. GAAP"), are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants and are not measures of our liquidity or performance. The actual amounts as of June 30, 2025, are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	42.0%
Limitation on incurrence of secured debt	< 40% of adjusted assets	0.2%
Debt service and fixed charge coverage (trailing 12 months) (1)	> 1.5x	4.5x
Maintenance of total unencumbered assets	> 150% of unsecured debt	238.7%
(1) Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any Debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our Debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters and subject to certain additional adjustments. Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of the first day of four-quarter period, nor does it purport to reflect our debt service coverage ratio for any future period. Fixed charge coverage is calculated in the same manner as the debt service coverage. The following is our calculation of debt service and fixed charge coverage at June 30, 2025 (in thousands, for trailing twelve months):

Net income attributable to the Company	$915,832
Plus: interest expense, excluding the amortization of deferred financing costs	1,057,057
Plus: provision for taxes	75,178
Plus: depreciation and amortization	2,465,794
Plus: provisions for impairment	499,839
Plus: pro forma adjustments	190,072
Less: gain on sales of real estate	(136,651)
Income available for debt service, as defined	$5,067,121
Total pro forma debt service charge	$1,122,854
Debt service and fixed charge coverage ratio	4.5x

Credit Agency Ratings
The borrowing interest rates under our revolving credit facilities are based upon our ratings assigned by credit rating agencies. As of June 30, 2025, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook and Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook. In addition, we were assigned the following ratings on our commercial paper at June 30, 2025: Moody's Investors Service has assigned a rating of P-2 and Standard & Poor's Ratings Group has assigned a rating of A-2.
Based on our credit rating agency ratings as of June 30, 2025, interest rates under our credit facilities provide for USD borrowings at Secured Overnight Financing Rate (“SOFR”), plus 0.725% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.850% over SOFR, for British Pound Sterling (“GBP”) borrowings, at Sterling Overnight Indexed Average (“SONIA”), plus 0.725% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.850% over SONIA, and for Euro (“EUR”) borrowings at one-month Euro Interbank Offered Rate (“EURIBOR”), plus 0.725%, and a revolving credit facility fee of 0.125%, for all-in pricing of 0.850% over one-month EURIBOR.
Borrowings under the Fund Facilities bear interest at SOFR plus 0.725% and a revolving credit facility fee of 0.125%, for all-in pricing of 0.850% over SOFR. A commitment fee of 0.20% is payable on undrawn delayed draw term loan commitments beginning 91 days after the Closing Date.
In addition, our credit facilities provide that the interest rates can range between: (i) SOFR/SONIA/EURIBOR, plus 1.40% if our credit rating is lower than BBB-/Baa3 or our senior unsecured debt is unrated and (ii) SOFR/SONIA/EURIBOR, plus 0.70% if our credit rating is A/A2 or higher. In addition, our credit facilities provide for a facility commitment fee based on our credit ratings, which ranges from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher.
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
Material Cash Requirements
The following table summarizes the maturity of each of our obligations as of June 30, 2025 (in millions):

	2025	2026	2027	2028	2029	Thereafter	Total
RI Credit Facilities (1)	$—	$—	$1,271.3	$—	$102.2	$—	$1,373.5
Commercial Paper (2)	98.6	—	—	—	—	—	98.6
Unsecured Term Loans	300.0	1,156.7	500.0	—	—	—	1,956.7
Mortgages Payable	0.8	12.0	22.3	1.3	1.3	1.0	38.7
Senior Unsecured Notes and Bonds	550.0	2,375.0	2,391.3	2,499.8	2,429.3	14,952.6	25,198.0
Interest (3)	622.1	994.2	867.7	744.6	700.1	3,431.3	7,360.0
Ground Leases Paid by the Company (4)	7.0	17.9	11.3	9.1	10.2	411.7	467.2
Ground Leases Paid by Our Clients (5)	16.1	32.6	30.7	27.7	25.3	337.3	469.7
Other (6)	304.6	271.5	71.4	9.3	2.7	15.1	674.6
Total	$1,899.2	$4,859.9	$5,166.0	$3,291.8	$3,271.1	$19,149.0	$37,637.0
(1) The initial terms of the RI Credit Facilities expire in April 2027 and April 2029 and include, at our option, two six-month extensions. The initial term of the revolving credit facility under the Fund Facilities expires in April 2029 and includes, at our option, two six-month extensions. At June 30, 2025, there were $1.4 billion of outstanding borrowings under our RI Credit Facilities.
(2) At June 30, 2025, commercial paper programs outstanding were $98.6 million, maturing in July 2025.
(3) Interest on the commercial paper programs, term loans, mortgages payable, and senior unsecured notes and bonds has been calculated based on outstanding balances at period end through their respective maturity dates.
(4) We currently pay the ground lessors directly for the rent under certain ground lease arrangements.
(5) Our clients, who are generally sub-tenant clients under ground leases, are responsible for paying the rent under these ground leases.
(6) “Other” consists of $580.9 million of commitments under construction contracts, $89.7 million for tenant improvements, recurring capital expenditures, and non-recurring building improvements, and $4.0 million for contingent purchase consideration obligations related to leasing activities from a multi-tenant property acquired.

Investments in Unconsolidated Entities
As of June 30, 2025, our pro-rata share of secured debt of unconsolidated entities was approximately $659.2 million.
DIVIDEND POLICY
Distributions are paid monthly to holders of shares of our common stock.
Distributions are paid monthly to the limited partners holding common units of Realty Income, L.P., each on a per unit basis that is equal to the amount paid per share to our common stockholders (subject to the adjustment factor applicable to those units at the time of such distribution).
In order to maintain our status as a real estate investment trust ("REIT") for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2024, our cash distributions to common stockholders totaled $2.69 billion, or approximately 126.1% of our estimated taxable income of $2.13 billion. Certain measures are available to us to reduce or eliminate our tax exposure as a REIT, and accordingly, no provision for U.S. federal income taxes, other than our taxable REIT subsidiaries (each, a "TRS"), has been made. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance. We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our cash on hand and funds from operations are sufficient to support our current level of cash distributions to our stockholders. We distributed $1.602 per share to stockholders during the six months ended June 30, 2025, representing 75.9% of our diluted Adjusted Funds from Operations Available to Common Stockholders ("AFFO") per share of $2.11.
Future distributions will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, Funds from Operations Available to Common Stockholders ("FFO"), Normalized Funds from Operations Available to Common Stockholders ("Normalized FFO"), AFFO, cash flow from operations, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, our debt service requirements, and any other factors the Board of Directors may deem relevant. In addition, our revolving credit facilities contain financial covenants that could limit the amount of distributions payable by us in the event of a default, and which prohibit the payment of distributions on our common stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our revolving credit facilities.
Distributions of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to stockholders as ordinary income, except to the extent that we recognize capital gains and declare a capital gains dividend, or that such amounts constitute “qualified dividend income” subject to a reduced rate of tax. The maximum tax rate of non-corporate taxpayers for “qualified dividend income” is generally 20%. In general, dividends payable by REITs are not eligible for the reduced tax rate on qualified dividend income, except to the extent that certain holding requirements have been met with respect to the REIT’s stock and the REIT’s dividends are attributable to dividends received from certain taxable corporations (such as our TRSs) or to income that was subject to tax at the corporate or REIT level (for example, if we distribute taxable income that we retained and paid tax on in the prior taxable year). However, non-corporate stockholders, including individuals, generally may deduct up to 20% of dividends from a REIT, other than capital gain dividends and dividends treated as qualified dividend income, for taxable years beginning after December 31, 2017.
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

RESULTS OF OPERATIONS
The following is a comparison of our results of operations for the three and six months ended June 30, 2025 and 2024.
Total Revenue
The following summarizes our total revenue (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
Rental (excluding reimbursements)	$1,250,764	$1,204,160	$46,604	$2,476,443	$2,339,615	$136,828
Rental (reimbursements)	87,424	80,568	6,856	174,802	153,282	21,520
Other	72,190	54,715	17,475	139,638	107,031	32,607
Total revenue	$1,410,378	$1,339,443	$70,935	$2,790,883	$2,599,928	$190,955

Rental Revenue (excluding reimbursements)
The table below summarizes the increase in rental revenue (excluding reimbursements) in the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three months ended June 30,
	Number of Properties	2025	2024	Change
Properties acquired during 2025 & 2024	545	$75,776	$11,305	$64,471
Same store rental revenue (1)	14,622	1,166,683	1,154,028	12,655
Constant currency adjustment (2)	N/A	(6,231)	(13,860)	7,629
Properties sold during and prior to 2025	430	84	14,808	(14,724)
Straight-line rent and other non-cash adjustments	N/A	(6,251)	4,640	(10,891)
Vacant rents, development and other (3)	439	29,805	32,414	(2,609)
Other excluded revenue (4)	N/A	8,956	15,867	(6,911)
Revenue from unconsolidated entities (6)	N/A	(19,875)	(16,838)	(3,037)
Revenue attributable to noncontrolling interests (7)	N/A	1,817	1,796	21
Total		$1,250,764	$1,204,160	$46,604

	Six months ended June 30,
	Number of Properties	2025	2024	Change
Properties acquired during 2025 & 2024	545	$132,370	$13,969	$118,401
Same store rental revenue (1)	14,622	2,333,674	2,305,213	28,461
Constant currency adjustment (2)	N/A	(31,599)	(26,113)	(5,486)
Properties sold during and prior to 2025	436	1,321	29,843	(28,522)
Straight-line rent and other non-cash adjustments	N/A	(943)	10,492	(11,435)
Vacant rents, development and other (3)	439	68,241	64,939	3,302
Other excluded revenue (4)	N/A	9,990	16,060	(6,070)
Less: Spirit rental revenue (5)	N/A	—	(47,047)	47,047
Revenue from unconsolidated entities (6)	N/A	(40,243)	(31,324)	(8,919)
Revenue attributable to noncontrolling interests (7)	N/A	3,632	3,583	49
Total		$2,476,443	$2,339,615	$136,828
(1)The same store rental revenue percentage increased by 1.1% and 1.2% for the three and six months ended June 30, 2025 as compared to the same periods in 2024, respectively.
(2)For purposes of comparability, same store rental revenue is presented on a constant currency basis using the exchange rate as of June 30, 2025.
(3)Relates to the aggregate of (i) rental revenue from 319 properties that were available for lease during part of 2025 or 2024 for the three and six months ended June 30, 2025, respectively and (ii) rental revenue for 120 properties under development or completed developments that do not meet our same store pool definition for the three and six months ended June 30, 2025, respectively.
(4)"Other excluded revenue" primarily consists of reimbursements related to lease termination fees and other settlement income.
(5)Amounts for the six months ended June 30, 2024 represent rental revenue from Spirit properties, which were not included in our financial statements prior to the close of the merger with Spirit on January 23, 2024.
(6)Represents our pro-rata share of rental revenue from properties owned by unconsolidated joint ventures.
(7)Represents the portion of rental revenue attributable to noncontrolling interest based on their pro-rata ownership.
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
Of the 16,952 in-place leases in the portfolio, 13,825, or 81.6%, were under leases that provide for increases in rents through: base rent increases tied to inflation (typically subject to ceilings), percentage rent based on a percentage of the clients’ gross sales, fixed increases, or a combination of two or more of the aforementioned rent provisions.

Rent based on a percentage of our clients' gross sales, or percentage rent, was $2.8 million and $2.4 million for the three months ended June 30, 2025 and 2024, respectively. Rent based on a percentage of our clients' gross sales, or percentage rent, was $8.6 million and $7.7 million for the six months ended June 30, 2025 and 2024, respectively. Percentage rent represents less than 1% of rental revenue.
At June 30, 2025, our portfolio of 15,606 properties was 98.6% leased with 212 properties available for lease or sale, as compared to 98.8% leased with 185 properties available for lease at June 30, 2024. It has been our experience that approximately 1% to 4% of our property portfolio will be available for lease at any given time; however, it is possible that the number of properties available for lease or sale could increase in the future, given the nature of economic cycles and other unforeseen global events.
Rental Revenue (reimbursements)
A number of our leases provide for contractually obligated reimbursements from clients for recoverable real estate taxes and operating expenses. Contractually obligated reimbursements by our clients increased by $6.9 million and $21.5 million for the three and six months ended June 30, 2025 as compared to the same period in 2024, primarily due to higher reimbursable property taxes and maintenance due to growth in our portfolio.
Other Revenue
The following summarizes our total other revenue (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
Interest income on financing receivables	$32,055	$29,910	$2,145	$64,343	$61,373	$2,970
Interest income on loans and preferred equity investments	39,232	24,020	15,212	73,629	44,100	29,529
Other	903	785	118	1,666	1,558	108
	$72,190	$54,715	$17,475	$139,638	$107,031	$32,607
Total other revenue increased by $17.5 million and $32.6 million for the three and six months ended June 30, 2025 as compared to the same periods in 2024, respectively, primarily due to higher interest income on loans due to growth in our loan portfolio.
Expenses
The following summarizes our total expenses (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
Depreciation and amortization	$647,849	$605,570	$42,279	$1,256,784	$1,186,634	$70,150
Interest	283,824	246,931	36,893	552,198	487,545	64,653
Property (excluding reimbursements)	19,998	19,283	715	39,301	35,930	3,371
Property (reimbursements)	87,424	80,568	6,856	174,802	153,282	21,520
General and administrative	49,329	45,070	4,259	93,373	85,912	7,461
Provisions for impairment	143,363	96,458	46,905	259,952	185,947	74,005
Merger, transaction, and other costs, net	331	2,754	(2,423)	610	96,858	(96,248)
Total expenses	$1,232,118	$1,096,634	$135,484	$2,377,020	$2,232,108	$144,912
Total revenue (1)	$1,322,954	$1,258,875		$2,616,081	$2,446,646
General and administrative expenses as a percentage of total revenue (1)	3.7%	3.6%		3.6%	3.5%
Property expenses (excluding reimbursements) as a percentage of total revenue (1)	1.5%	1.5%		1.5%	1.5%
(1) Excludes client reimbursements.

Depreciation and Amortization
Depreciation and amortization increased by $42.3 million and $70.2 million for the three and six months ended June 30, 2025 as compared to the same periods in 2024, respectively, primarily due to the acquisitions of properties in 2024 and 2025, which were partially offset by property dispositions.
Interest Expense
The following is a summary of the components of our interest expense (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
Interest on our revolving credit facilities, commercial paper, term loans, mortgages, senior unsecured notes and bonds, and interest rate swaps	$279,407	$250,129	$29,278	$546,018	$493,233	$52,785
Revolving credit facility commitment fees	1,508	1,343	165	2,836	2,686	150
Amortization of debt origination and deferred financing costs	7,162	5,874	1,288	13,082	11,693	1,389
Gain on interest rate swaps	(1,873)	(1,799)	(74)	(3,778)	(3,600)	(178)
Amortization of net mortgage premiums and discounts	72	54	18	137	(69)	206
Amortization of net note premiums and discounts	909	26	883	1,561	(4,125)	5,686
Capital lease obligation	533	533	—	1,057	964	93
Interest capitalized	(3,894)	(9,229)	5,335	(8,715)	(13,237)	4,522
Interest expense	$283,824	$246,931	$36,893	$552,198	$487,545	$64,653
Revolving credit facilities, commercial paper, term loans, mortgages and senior unsecured notes and bonds
Average outstanding balances	$28,813,067	$25,445,195	$3,367,872	$28,264,598	$25,048,044	$3,216,554
Weighted average interest rates	3.88%	4.02%		3.87%	4.03%
Interest expense increased by $36.9 million, or 14.9%, and $64.7 million, or 13.3%, for the three and six months ended June 30, 2025 as compared to the same periods in 2024, respectively, primarily due to higher average borrowings and increased amortization of note premiums and discounts, partially offset by lower weighted average interest rates. See notes to the accompanying consolidated financial statements for additional information regarding our indebtedness.
Property Expenses (excluding reimbursements)
Property expenses (excluding reimbursements) consist of costs associated with properties available for lease, non-net-leased properties and general portfolio expenses and include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections and legal fees.
Property expenses (excluding reimbursements) increased by $0.7 million and $3.4 million for the three and six months ended June 30, 2025 as compared to the same periods in 2024, respectively, primarily due to an increase in properties available for lease compared to the same periods in 2024.
Property Expenses (reimbursements)
Property expenses (reimbursements) consist of property taxes and operating costs paid on behalf of our clients. Property expenses (reimbursements) increased by $6.9 million and $21.5 million for the three and six months ended June 30, 2025 as compared to the same periods in 2024, respectively, primarily due to an increase in portfolio size, resulting in higher maintenance, property taxes, and insurance expenses paid on behalf of our clients.
General and Administrative Expenses
General and administrative expenses increased by $4.3 million and $7.5 million for the three and six months ended June 30, 2025 as compared to the same periods in 2024, respectively, primarily due to higher employee costs and professional fees as we continue to invest in our people and our platform.

Provisions for Impairment
The following table summarizes our provisions for impairment during the periods indicated below (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
Provisions for impairment of real estate	$142,254	$87,204	$55,050	$239,672	$175,401	$64,271
Provisions for credit losses	1,109	9,254	(9,437)	20,280	10,546	9,734
Provisions for impairment	$143,363	$96,458	$46,905	$259,952	$185,947	$74,005
Provisions for impairment increased by $46.9 million and $74.0 million for the three and six months ended June 30, 2025, as compared to the same periods in 2024, respectively. The increase was primarily driven by higher real estate impairment charges related to properties leased to clients in bankruptcy or experiencing financial distress as well as properties that were sold or are more likely than not to be sold in the next twelve months.
Merger, Transaction, and Other Costs, Net
Merger, transaction, and other costs, net decreased by $2.4 million and $96.2 million for the three and six months ended June 30, 2025, as compared to the same periods in 2024, respectively, primarily due to completion of the Merger in January 2024.
Gain on Sales of Real Estate
The following summarizes our property dispositions (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
Number of properties sold	73	76	(3)	128	122	6
Net sales proceeds	$116,841	$106,280	$10,561	$209,414	$201,904	$7,510
Gain on sales of real estate	$38,566	$25,153	$13,413	$61,103	$41,727	$19,376
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
Foreign currency and derivative (loss) gain, net was a loss of $4.4 million and $6.9 million for the three and six months ended June 30, 2025, compared to a gain of $0.5 million and $4.6 million for the same periods in 2024, respectively, primarily due to the impact of foreign currency fluctuations, largely offset by derivative hedges.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated entities was $3.3 million and $7.6 million for the three and six months ended June 30, 2025 as compared to $2.0 million and $0.4 million for the same periods in 2024, respectively, primarily attributable to an increase in earnings in our data center development joint venture, which commenced leasing in 2024.
Other Income, Net
Other income, net increased by $1.3 million and $3.0 million for the three and six months ended June 30, 2025 as compared to the same periods in 2024, respectively, primarily due to higher bank interest income and miscellaneous revenue.
Income Taxes
Income taxes primarily consist of international income taxes accrued or paid by us and our subsidiaries, as well as state and local taxes. The increase of $8.4 million and $8.6 million in income taxes for the three and six months ended June 30, 2025 as compared to the same periods in 2024, respectively, is primarily attributable to higher taxable income in the U.K. and Europe and higher state franchise taxes.

Preferred Stock Dividends
The decrease in preferred stock dividends of $2.6 million and $5.2 million for the three and six months ended June 30, 2025 as compared to the same periods in 2024, respectively, is due to the issuance of Realty Income Series A Preferred Stock during the six months ended June 30, 2024 in connection with the Merger. In September 2024, we redeemed all 6.9 million shares of Realty Income Series A Preferred Stock outstanding.

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

The following is a reconciliation of net income (which we believe is the most comparable U.S. GAAP measure) to Adjusted EBITDAre and Annualized Pro Forma EBITDAre calculations for the periods indicated below (dollars in thousands):

	Three months ended June 30,
	2025		2024
Net income	$199,011		$260,968
Interest	283,824		246,931
Income taxes	24,065		15,642
Depreciation and amortization	647,849		605,570
Provisions for impairment	143,363		96,458
Merger, transaction, and other costs, net	331		2,754
Gain on sales of real estate	(38,566)		(25,153)
Foreign currency and derivative loss (gain), net	4,388		(511)
Proportionate share of adjustments from unconsolidated entities	19,774		16,911
Quarterly Adjusted EBITDAre	$1,284,039		$1,219,570
Annualized Adjusted EBITDAre (1)	$5,136,156		$4,878,280
Annualized Pro Forma Adjustments	$56,842		$33,813
Annualized Pro Forma Adjusted EBITDAre	$5,192,998		$4,912,093
Total debt per the consolidated balance sheets, excluding deferred financing costs and net premiums and discounts	$28,665,619		$25,712,293
Proportionate share of unconsolidated entities debt, excluding deferred financing costs	659,190		659,190
Less: Cash and cash equivalents	(800,447)		(442,820)
Net Debt (2)	$28,524,362		$25,928,663
Preferred Stock	—		167,394
Net Debt and Preferred Stock	$28,524,362		$26,096,057
Net Debt/Annualized Adjusted EBITDAre	5.6	x	5.3	x
Net Debt/Annualized Pro Forma Adjusted EBITDAre	5.5	x	5.3	x
Net Debt and Preferred Stock/ Annualized Adjusted EBITDAre	5.6	x	5.3	x
Net Debt and Preferred Stock/ Annualized Pro Forma Adjusted EBITDAre	5.5	x	5.3	x
(1) We calculate Annualized Adjusted EBITDAre by multiplying the Quarterly Adjusted EBITDAre by four.
(2) Net Debt is total debt per our consolidated balance sheets, excluding deferred financing costs and net premiums and discounts, but including our proportionate share of debt from unconsolidated entities, less cash and cash equivalents.
As described above, the Annualized Pro Forma Adjustments, which include transaction accounting adjustments in accordance with U.S. GAAP, consist of adjustments to incorporate the Adjusted EBITDAre from investments we acquired or stabilized during the applicable quarter and Adjusted EBITDAre from investments we disposed of during the applicable quarter, giving pro forma effect to all transactions as if they occurred at the beginning of the periods, consistent with the requirements of Article 11 of Regulation S-X. The annualized Pro Forma Adjustments are consistent with the debt service coverage ratio calculated under financial covenants for our senior unsecured notes. The following table summarizes our Annualized Pro Forma Adjustments related to our Annualized Pro Forma Adjusted EBITDAre calculation for the periods indicated below (in thousands):

	Three months ended June 30,
	2025	2024
Annualized pro forma adjustments from investments acquired or stabilized	$61,709	$39,329
Annualized pro forma adjustments from investments disposed	(4,867)	(5,516)
Annualized Pro Forma Adjustments	$56,842	$33,813

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
The following summarizes our FFO and Normalized FFO (in millions, except per share data):

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
FFO available to common stockholders	$955.7	$929.1	2.9%	$1,893.4	$1,714.8	10.4%
FFO per common share (1)	$1.06	$1.07	(0.9)%	$2.11	$2.01	5.0%
Normalized FFO available to common stockholders	$956.1	$931.9	2.6%	$1,894.0	$1,811.7	4.5%
Normalized FFO per common share (1)	$1.06	$1.07	(0.9)%	$2.11	$2.12	(0.5)%
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

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable U.S. GAAP measure) to FFO and Normalized FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income available to common stockholders	$196,919	$256,804	$446,734	$386,500
Depreciation and amortization	647,849	605,570	1,256,784	1,186,634
Depreciation of furniture, fixtures and equipment	(604)	(610)	(1,142)	(1,233)
Provisions for impairment of real estate	142,254	87,204	239,672	175,401
Gain on sales of real estate	(38,566)	(25,153)	(61,103)	(41,727)
Proportionate share of adjustments for unconsolidated entities	9,085	6,380	15,340	11,054
FFO adjustments allocable to noncontrolling interests	(1,189)	(1,062)	(2,882)	(1,813)
FFO available to common stockholders	$955,748	$929,133	$1,893,403	$1,714,816
FFO allocable to dilutive noncontrolling interests	2,417	1,595	4,842	2,935
Diluted FFO	$958,165	$930,728	$1,898,245	$1,717,751

FFO available to common stockholders	$955,748	$929,133	$1,893,403	$1,714,816
Merger, transaction, and other costs, net	331	2,754	610	96,858
Normalized FFO available to common stockholders	$956,079	$931,887	$1,894,013	$1,811,674
Normalized FFO allocable to dilutive noncontrolling interests	2,417	1,595	4,842	2,935
Diluted Normalized FFO	$958,496	$933,482	$1,898,855	$1,814,609

FFO per common share, basic and diluted	$1.06	$1.07	$2.11	$2.01
Normalized FFO per common share, basic and diluted	$1.06	$1.07	$2.11	$2.12
Distributions paid to common stockholders	$727,450	$676,215	$1,439,274	$1,312,714
FFO after distributions	$228,298	$252,918	$454,129	$402,102
Normalized FFO after distributions	$228,629	$255,672	$454,739	$498,960
Weighted average number of common shares used for FFO and Normalized FFO:
Basic	902,966	870,319	897,338	852,621
Diluted	906,398	872,520	900,797	854,806

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS
We define AFFO, a non-GAAP measure, as FFO adjusted for unique revenue and expense items, which we believe are not as pertinent to the measurement of our ongoing operating performance. We define diluted AFFO as AFFO adjusted for dilutive noncontrolling interests.
The following summarizes our AFFO (in millions, except per share data):

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
AFFO available to common stockholders	$947.5	$921.1	2.9%	$1,897.2	$1,783.9	6.4%
AFFO per common share (1)	$1.05	$1.06	(0.9)%	$2.11	$2.09	1.0%
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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income available to common stockholders	$196,919	$256,804	$446,734	$386,500
Cumulative adjustments to calculate Normalized FFO (1)	759,160	675,083	1,447,279	1,425,174
Normalized FFO available to common stockholders	956,079	931,887	1,894,013	1,811,674
Debt-related non-cash items:
Amortization of net debt discounts and deferred financing costs	8,257	799	14,890	2,196
Amortization of acquired interest rate swap value (2)	3,555	3,710	7,266	6,514
Capital expenditures from operating properties:
Leasing costs and commissions	(1,985)	(2,129)	(2,865)	(3,056)
Recurring capital expenditures	(221)	(52)	(240)	(52)
Other non-cash items:
Non-cash change in allowance for credit losses (3)	1,109	9,254	20,280	10,546
Amortization of share-based compensation	8,110	7,267	14,009	16,519
Straight-line rent and expenses, net	(30,226)	(47,587)	(74,038)	(92,447)
Amortization of above and below-market leases, net	6,287	13,806	21,613	28,080
Deferred tax expense	413	—	309	—
Proportionate share of adjustments for unconsolidated entities	(1,678)	(538)	(1,641)	382
Other adjustments (4)	(2,209)	4,657	3,611	3,589
AFFO available to common stockholders	$947,491	$921,074	$1,897,207	$1,783,945
AFFO allocable to dilutive noncontrolling interests	2,401	1,587	4,802	2,946
Diluted AFFO	$949,892	$922,661	$1,902,009	$1,786,891
AFFO per common share, basic and diluted	$1.05	$1.06	$2.11	$2.09
Distributions paid to common stockholders	$727,450	$676,215	$1,439,274	$1,312,714
AFFO after distributions	$220,041	$244,859	$457,933	$471,231
Weighted average number of common shares used for AFFO:
Basic	902,966	870,319	897,338	852,621
Diluted	906,398	872,520	900,797	854,806
(1)See reconciling items for Normalized FFO presented under “Funds from Operations Available to Common Stockholders and Normalized Funds from Operations Available to Common Stockholders".
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

PROPERTY PORTFOLIO INFORMATION
At June 30, 2025, most of the properties in our portfolio were leased under net lease agreements. A net lease typically requires the client to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, clients of our properties typically pay rent increases based on: (1) fixed increases, (2) increases tied to inflation (typically subject to ceilings), or (3) additional rent calculated as a percentage of the clients' gross sales above a specified level.
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
	June 30, 2025	December 31, 2024
Grocery	10.7%	10.1%
Convenience Stores	9.8	10.2
Home Improvement	6.4	6.0
Dollar Stores	6.2	6.4
Restaurants-Quick Service	4.9	4.9
Drug Stores	4.6	4.7
Health and Fitness	4.4	4.3
Automotive Service	4.3	4.5
Restaurants-Casual Dining	3.8	4.0
General Merchandise	3.3	3.2
Gaming	3.1	3.2
Home Furnishings	3.0	2.8
Health Care	2.7	2.7
Sporting Goods	2.4	2.3
Apparel Stores	2.4	2.2
Transportation Services	2.3	2.3
Wholesale Clubs	2.2	2.3
Theaters	2.0	2.1
Entertainment	1.9	1.8
Motor Vehicle Dealerships	1.8	1.8
Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of June 30, 2025 (dollars and square footage in thousands):

Property Type	Number of Properties	Leasable Square Feet (1)	Annualized Base Rent	Percentage of Annualized Base Rent
Retail	14,967	217,102	$4,129,062	79.9%
Industrial	569	119,989	755,608	14.6
Gaming	2	5,053	162,635	3.1
Other (2)	68	4,190	122,403	2.4
Total	15,606	346,334	$5,169,708	100.0%
(1)Represents leasable building square footage and includes our portfolio of unconsolidated joint ventures based on ownership percentage. Excludes 2,962 acres of leased land categorized as agriculture at June 30, 2025.
(2)"Other" primarily includes 27 properties classified as agriculture with $35.1 million in annualized base rent, 14 properties classified as office with $32.8 million in annualized base rent, 21 properties classified as country clubs with $25.9 million in annualized base rent, and three properties classified as data centers with $24.5 million in annualized base rent, as well as one land parcel under development.
Client Diversification
The following table sets forth the 20 largest clients in our property portfolio, expressed as a percentage of total portfolio annualized base rent, which does not give effect to deferred rent or interest earned on loans and preferred equity investments, at June 30, 2025:

Client	Number of Leases	Percentage of Portfolio Annualized Base Rent (1)
7-Eleven	825	3.4%
Dollar General	1,762	3.2
Walgreens	400	3.2
Dollar Tree / Family Dollar (2)	1,362	2.9
Life Time Fitness	41	2.1
EG Group	414	2.1
Wynn Resorts	1	2.0
(B&Q) Kingfisher	67	2.0
FedEx	82	1.8
Asda	40	1.6
Sainsbury's	39	1.6
BJ's Wholesale Club	45	1.5
Tesco	27	1.4
Tractor Supply	227	1.3
CVS Pharmacy	210	1.2
MGM (Bellagio) (3)	1	1.1
LA Fitness	63	1.1
Home Depot	40	1.1
AMC Theatres	39	1.0
Walmart / Sam's Club	62	1.0
Total	5,747	36.4%
(1)Amounts for each client are calculated independently; therefore, the individual percentages may not sum to the total.
(2)Subsequent to June 30, 2025, Dollar Tree's sale of Family Dollar was completed.
(3)Represents our proportionate share of the annualized base rent of the unconsolidated joint venture.

Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the client) and their contribution to total portfolio annualized base rent as of June 30, 2025 (dollars and square footage in thousands):

	Total Portfolio (1)
	Expiring Leases		Annualized Base Rent	Percentage of Annualized Base Rent
Year	Retail	Non-Retail
2025	387	9	$73,158	1.4%
2026	925	50	226,163	4.5
2027	1,628	51	372,462	7.2
2028	1,781	72	421,044	8.1
2029	1,874	49	456,693	8.8
2030	1,224	47	365,375	7.2
2031	755	56	346,748	6.7
2032	1,154	48	321,814	6.2
2033	1,041	27	327,337	6.3
2034	807	32	347,686	6.7
2035	610	23	191,069	3.7
2036	611	24	203,999	3.9
2037	544	23	157,676	3.0
2038	381	24	148,904	2.9
2039	501	7	143,475	2.8
2040-2143	2,060	127	1,066,105	20.6
Total	16,283	669	$5,169,708	100.0%
(1)Leases on our multi-client properties are counted separately in the table above.

Geographic Diversification
The following table sets forth certain geographic information regarding our property portfolio as of June 30, 2025 (square footage in thousands):

Location	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Percentage of Annualized Base Rent
Alabama	501	99%	6,031	1.7%
Alaska	16	100	623	0.2
Arizona	290	99	4,651	1.8
Arkansas	306	100	3,497	0.9
California	380	99	14,992	4.7
Colorado	204	100	3,937	1.4
Connecticut	59	98	2,664	0.6
Delaware	26	100	283	0.1
Florida	1,080	99	13,582	5.2
Georgia	716	99	11,749	3.5
Hawaii	22	100	48	0.1
Idaho	39	100	402	0.2
Illinois	599	99	14,171	4.2
Indiana	487	99	12,363	2.5
Iowa	123	99	4,353	0.7
Kansas	215	100	5,549	1.0
Kentucky	445	99	7,049	1.5
Louisiana	378	100	5,915	1.6
Maine	113	99	1,396	0.5
Maryland	100	99	4,364	1.2
Massachusetts	217	99	7,885	3.8
Michigan	582	99	8,645	2.6
Minnesota	290	100	5,686	1.6
Mississippi	341	100	5,374	1.1
Missouri	441	98	6,808	1.7
Montana	30	100	401	0.2
Nebraska	88	100	1,339	0.3
Nevada	81	100	4,638	1.8
New Hampshire	70	97	1,307	0.4
New Jersey	156	97	2,819	1.3
New Mexico	148	100	2,206	0.7
New York	377	100	6,848	2.6
North Carolina	489	98	10,182	2.5
North Dakota	26	100	597	0.2
Ohio	837	96	22,585	4.1
Oklahoma	402	97	5,713	1.5
Oregon	41	100	686	0.3
Pennsylvania	368	99	7,419	2.0
Rhode Island	34	100	344	0.2
South Carolina	392	99	6,191	1.7
South Dakota	39	100	603	0.2
Tennessee	577	100	9,854	2.4
Texas	1,872	97	35,734	9.7
Utah	57	100	2,619	0.6
Vermont	19	100	175	0.1
Virginia	423	99	9,242	2.5
Washington	84	100	1,881	0.7
West Virginia	110	100	1,099	0.4
Wisconsin	329	100	8,553	1.8
Wyoming	24	100	195	0.1
Puerto Rico	6	100	59	*
U.S. Virgin Islands	1	100	38	*
France	28	100	1,407	0.3
Germany	4	100	190	*
Ireland	22	100	2,406	0.8
Italy	42	100	2,708	0.8
Poland	3	100	3,551	0.5
Portugal	5	100	142	*
Spain	98	100	8,051	1.3
United Kingdom	354	100	32,535	13.6
Total/average	15,606	99%	346,334	100.0%
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
Interest Rates
We are exposed to interest rate changes primarily as a result of our revolving credit facilities and commercial paper programs, term loans, mortgages payable, and long-term notes and bonds used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives, we issue long-term notes and bonds, primarily at fixed rates.
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
The following table presents, by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of June 30, 2025. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes.

Expected Maturity Data
The following tables summarize the maturity of our debt as of June 30, 2025 (dollars in millions):

	Consolidated Fixed Rate Debt				Consolidated Variable Rate Debt		End of Period Interest Rate (3)
Year Principal Due	Unsecured Term Loans	Mortgages Payable	Senior Unsecured Notes and Bonds	Subtotal	RI Credit Facilities and Commercial Paper	Total Consolidated Debt Principal	Fixed Rate Debt (4)	Variable Rate Debt
2025	$300.0	$0.8	$550.0	$850.8	$98.6	$949.4	4.24%	2.25%
2026	1,156.7	12.0	2,375.0	3,543.7	—	3,543.7	4.34%	—%
2027	500.0	22.3	2,391.3	2,913.6	1,271.3	4,184.9	2.81%	4.94%
2028	—	1.3	2,499.8	2,501.1	—	2,501.1	3.19%	—%
2029	—	1.3	2,429.3	2,430.6	102.2	2,532.8	3.96%	4.49%
Thereafter	—	1.0	14,952.6	14,953.6	—	14,953.6	4.07%	—%
Total (1)	$1,956.7	$38.7	$25,198.0	$27,193.4	$1,472.1	$28,665.5	3.89%	4.73%
Fair Value (2)	$1,956.7	$38.1	$24,205.7	$26,200.5	$1,472.2	$27,672.7
(1)Excludes net discounts recorded on mortgages payable, net discounts recorded on notes payable, and deferred financing costs on term loans, mortgages payable, and notes payable.
(2)We base the estimated fair value of our fixed rate mortgages and private senior notes payable at June 30, 2025, on the relevant forward interest rate curve, plus an applicable credit-adjusted spread. We base the estimated fair value of the publicly traded fixed rate senior notes and bonds at June 30, 2025, on the indicative market prices and recent trading activity of our senior notes and bonds payable. We believe that the carrying values of the revolving credit facilities, commercial paper borrowings, and term loans reasonably approximate their estimated fair values at June 30, 2025.
(3)Calculated as the weighted average interest rate as of June 30, 2025. The weighted average interest rates reflect the effective fixed rate for floating rate debt that is fixed through interest rate swaps.
(4)In January 2024, we entered into interest rate swaps on our 2023 term loans, which fixed our per annum interest rate at 4.9% until January 2026. Additionally, in connection with our merger with Spirit in January 2024, we effectively assumed Spirit’s existing term loans and fixed rate swaps, which carry a weighted average fixed interest rate of 3.5% for our 2025 term loan maturing in August 2025, and 3.4% for our 2027 term loan maturing in August 2027.
The table above incorporates only those exposures that exist as of June 30, 2025. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.
At June 30, 2025, our outstanding mortgages payable, notes, and bonds had fixed interest rates. Interest on our revolving credit facilities and commercial paper borrowings and term loans is variable. However, the variable interest rate feature on our term loans has been mitigated by interest rate swap agreements. At June 30, 2025, a 1% change in interest rates on our variable-rate debt would change our interest rate costs by $14.7 million.
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
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.
Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2025 our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II.    OTHER INFORMATION
Item 1A:      Risk Factors
You should consider carefully the following risk factors, together with all the other information in this report, including our financial statements and the notes thereto, and in our other public filings with the SEC. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. This “Risk Factors” section contains references to our “capital stock” and to our “stockholders.” Unless expressly stated otherwise, the references to our “capital stock” represent our common stock and any class or series of preferred stock that may be outstanding from time to time, while the references to our “stockholders” represent holders of our common stock and any class or series of preferred stock that may be outstanding from time to time.
Risks Related to Our Business and Industry
In order to grow, we need to continue to acquire investment properties. The acquisition of investment properties may be subject to competitive pressures.
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
We have in the past and may in the future acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership units in an operating partnership that, under certain circumstances, may be exchanged for shares of our common stock, resulting in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to restrictions on our ability to dispose of, or refinance the debt on, the acquired properties in order to protect the contributors’ ability to defer recognition of taxable gain. Similarly, we may be required to incur or maintain debt we would otherwise not incur so we can allocate the debt to the contributors to maintain their tax bases. If we take any action that causes taxable gain to be allocated to these contributors, we may be required to indemnify them under tax protection agreements. These restrictions could limit our ability to manage, control, sell or refinance an asset at a time, or on terms, that would be favorable absent such restrictions.
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
•Market rents;
•Inability to lease properties upon termination of existing leases;
•Flat leases, leases with below market rental rates or renewal of leases at lower rental rates;
•Inability to collect rental revenue from our clients due to financial hardship, including bankruptcy;
•Changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate;
•Uninsured property liability;
•Property damage or casualty losses, including physical or weather-related damage to properties;
•Expenditures for capital improvements, including requirements to bring properties into compliance with applicable U.S. and non-U.S. federal, state and local laws and regulations such as the Americans with Disabilities Act of 1990, state and local fire and safety regulations, and building performance standards;
•The need to periodically renovate and repair our properties;
•Risks assumed as manager for development or redevelopment projects;
•The potential risk of functional obsolescence of properties over time;
•The impacts of extreme weather events or climate change and the varying local, state and federal regulatory landscape impacting properties to address the impacts of climate change; and
•Acts of God, acts of terrorism and war, and other factors beyond the control of our management.

Real estate investments are illiquid. We may not be able to acquire or dispose of properties when desired or on favorable terms.
Real estate investments are illiquid. Our ability to quickly buy, sell or exchange any of our properties, or to contribute our properties to co-investments, including in response to changes in economic and other conditions, will be limited due to U.S. and non-U.S. tax and regulatory regimes and authorities, competition from other owners of properties that are trying to dispose of their properties and the availability of capital, economic and market conditions. Other factors beyond our control, may impose or have the effect of restricting or limiting our ability to sell or contribute properties. For example, our properties and/or properties we may seek to acquire may be subject to put or call rights, rights of first refusal or offer, and other similar agreements which may limit or hinder our ability to buy, sell or exchange a property. No assurances can be given that we will recognize full value, at a price and terms acceptable to us, for any property we sell or contribute. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations. Additionally, we have engaged, and expect to continue to engage, in the disposition of properties prior to the maturity date of the related leases or following lease expiration or termination, to help manage and optimize our portfolio and liquidity. No assurances can be given that we will successfully execute these dispositions on favorable terms, or at all, and we may sell a property for less than what we paid, which could result in losses and adversely affect our financial condition and results of operations.
Our acquisition of additional properties may have a significant effect on our business, liquidity, financial position and/or results of operations.
Our future success will depend, in part, upon our ability to manage our mergers and acquisitions, and expansion opportunities under prevailing market conditions. We regularly engage in the process of identifying, analyzing, underwriting and negotiating possible transactions. We cannot provide any assurances that we will be successful in consummating future mergers and acquisitions on favorable terms or that we will realize expected cash yields, integration results, operating efficiencies, cost savings, revenue enhancements, synergies or other benefits. We have historically engaged in, and may again in the future engage in strategic acquisitions of operating businesses, in which case we would be subject to risks related to our ability to successfully underwrite such target's businesses effectively and to combine such target's operations with ours in a manner that permits the combined company to achieve operating efficiencies, cost savings, revenues, synergies or other benefits either in the time frame anticipated or at all. Our inability to consummate acquisitions on such terms, our failure to adequately underwrite and identify risks and obligations when acquiring properties or our failure to realize the intended benefits from acquisitions, could have a significant adverse effect on our business, liquidity, financial position and/or results of operations, including as a result of our incurrence of additional indebtedness and related interest expense and our assumption of unforeseen contingent liabilities in connection with completed acquisitions.
We have made and may continue to make acquisitions of properties (including through the use of alternative lease and acquisition structures such as joint ventures, partnerships, funds and other structures) or engage in other revenue-generating businesses that fall outside our historical focus on wholly owned, freestanding, single-client, net lease retail locations in the U.S. We may be exposed to a variety of new risks by expanding into new investments, property types (e.g., non-retail businesses), geographies, lease and acquisition structures and clients who engage in non-retail businesses. While we have historically predominantly owned and leased commercial properties under long-term, net lease agreements, as we expand into new verticals, the composition of our lease portfolio may include a higher concentration of alternative lease structures, under which we may be primarily responsible for other expenses and liabilities with respect to the property, including property taxes, insurance and maintenance costs. These risks may be enhanced by our limited experience in managing these new investments or activities, property types, geographies, lease and acquisition structures, clients and the laws and/or culture of non-U.S. geographies.
As a property owner, we may be subject to unknown environmental liabilities.
Investments in real property can create a potential for environmental liability. We could be subject to liability, including strict liability, by virtue of our ownership interest, for environmental contamination. Laws and regulations governing environmental contamination change and we have been, and in the future may be, subject to liability by virtue of these changes. We can face such liability regardless of our knowledge of the contamination, the timing of the contamination, the cause of the contamination or the party responsible for the contamination of the property.
There may be environmental conditions associated with our properties of which we are unaware. Our portfolio includes properties leased to operators of convenience stores that sell petroleum-based fuels, operators of oil change and tune-up facilities and operators that use chemicals and other waste products. These facilities and some of our other properties use, or may have used in the past, underground lifts or storage tanks for the storage of petroleum-based or waste products, which could create a potential for the release of hazardous substances. Certain of our other properties, including those leased for industrial purposes, may also involve operations or activities that could give rise to environmental liabilities or could have been built using asbestos or other building materials that require owners or operators to undertake special precautions including removal, abatement, training or notices.
The presence of hazardous substances on a property may adversely affect our client's ability to continue to operate that property or our ability to lease or sell that property and we may incur substantial remediation costs or third-party liability claims. Although our leases generally require our clients to operate in compliance with all applicable federal, state and local environmental laws, ordinances and regulations, and to indemnify us against any environmental liabilities arising from the clients’ activities on the properties, we could nevertheless be subject to liability, including strict liability, by virtue of our ownership interest. There also can be no assurance that our clients could or would satisfy their indemnification obligations under their leases. The discovery of environmental liabilities attached to our properties could have an adverse effect on our results of operations, our financial condition or our ability to make distributions to stockholders and to pay the principal of and interest on our debt securities and other indebtedness.
While we maintain environmental insurance policies, our insurance could be unavailable or insufficient to address an environmental liability and/or we could be unable to obtain insurance for environmental matters at a reasonable cost or at all. Our clients are generally responsible for, and indemnify us against, liabilities for environmental matters that arise during the lease terms as a result of clients’ activities on the properties. However, we acquire properties with existing leases in place and the indemnities and other lease terms can have different indemnification requirements, including for environmental matters, than what is provided for in our leases that we negotiate directly with clients. It is also possible that one or more of our clients could fail to have sufficient funds to cover any such indemnification or to meet applicable state financial assurance obligations or such environmental contamination may predate our client's lease term, and thus we may still be obligated to pay for any such environmental liabilities.
We are subject to risks and liabilities in connection with forming and attracting third-party investment in our fund business, investing in new or existing co-investment ventures or funds and managing properties through our fund business or other co-investment ventures.
As previously publicly disclosed, we formed an open-end, perpetual life private capital vehicle, Realty Income U.S. Core Plus Fund, LP (the “Fund”), and may explore options to form other co-investment ventures, alongside or in addition to the Fund, in the future. Our organizational documents do not limit the amount of available funds that we may invest in the Fund or other co-investment ventures. We currently intend to develop and acquire properties through our new fund business and co-investment ventures, and we may also make investments in other entities at our discretion in the future. However, there can be no assurance that our efforts to grow the Fund will be successful, that we will be able to form other co-investment ventures on the timeline expected, or at all, that we will successfully attract third-party investments or that additional investments in the Fund or other co-investment ventures to develop or acquire properties in the future will be successful, or that the Fund or other such anticipated fund business or other co-investment ventures will improve our consolidated financial position or results of operations. Further, there can be no assurance that we are able to realize value from our existing or future investments.
The Fund or other co-investment ventures are expected to involve additional risks that we would not otherwise face, including the risks inherent in owning, operating and managing one or more funds or co-investment ventures, risks related to our ability to negotiate third-party investments, such as valuation, operational limitations, management fee structures and other incentive fees, on terms that are beneficial to us, and the inherent conflicts that may exist in allocating investment opportunities effectively between us and the Fund or such other co-investment ventures.
In addition, the same factors that may impact the valuation of our existing portfolio, as otherwise discussed in this Quarterly Report on Form 10-Q, may also impact the portfolios to be held by the funds or co-investment ventures and could result in other than temporary impairment of our investment and a reduction in fee revenues, if any. Our fund business and co-investment ventures may be subject to some, or all of the risks more fully described in "We may engage in development, speculative development, or expansion projects or invest in new asset classes, which would subject us to additional risks that could negatively impact our operations." Such risks may adversely impact the Fund or our other co-investment ventures' financial position or results of operation.
We are subject to additional risks from our international investments and debt.
We have acquired and may continue to make investments outside of the U.S. These investments may expose us to a variety of risks that are different from and in addition to those commonly found in the U.S. Our international investments and operations are subject to additional risks, including:
•The laws, rules and regulations applicable in such jurisdictions outside of the U.S., including those related to property ownership and control by foreign entities;

•Complying with a wide variety of foreign laws, including anti-financial crime, employment, data protection, such as the General Data Protection Regulation, energy usage, health, safety, environmental regulations which may require capital expenditures to maintain or bring our foreign properties into compliance with applicable regulations and/or may require disclosure of various environmental, social and governance matters and the compliance risks and costs related thereto;
•Fluctuations in exchange rates between foreign currencies and the USD (including risks related to their impact on our results of operations, hedging and other derivative arrangements used to mitigate our exposure to fluctuations in foreign currency rates, translational reporting risks and exchange controls);
•As we may not have or have only a limited number of properties within a jurisdiction, our experience in that market and with local business may be limited, and our operating costs may be disproportionately higher;
•We may face challenges with expanding into current or new jurisdictions, such as identifying and securing investment opportunities, hiring and retaining employees, extended time periods for acquiring or disposing of investments, which may increase the cost of funding an investment, and potentially experiencing different cultural and business practices related to employees, rent adjustments, ground leases and property ownership requirements and limitations;
•Challenges in establishing effective systems, infrastructure, controls and procedures to manage and regulate operations in different regions and to monitor and ensure compliance with applicable regulations, such as applicable laws related to corrupt practices, employment, licensing, construction, energy usage, climate change or environmental compliance;
•Unexpected, new or other changes in regulatory requirements (including disclosure requirements) within jurisdictions outside the U.S., trade disputes between the U.S. and other countries, the possibility of changes to some international trade agreements and other government regulatory actions, including the imposition of tariffs, trade barriers or other protectionist actions;
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
We also engage external property managers and other third parties who assist with managing our international properties. If a property manager or third party fails to meet its obligations or terminates its services, we may need to find a replacement; however, these services may be on less favorable terms and conditions, or we may not be able to find a suitable replacement in a timely manner or at all.
We have incurred and may continue to incur indebtedness that is denominated in local currencies to fund our international investments and operations. However, it is possible that such indebtedness may be insufficient or may be on unacceptable terms requiring us to use non-local currency indebtedness. In such event, we may be subject to foreign exchange rate volatility which may be impacted by various factors, including those described above. While we may enter into hedging and other derivatives instruments to mitigate our exposure to fluctuations in foreign exchange rates, we may not realize the anticipated benefits from these arrangements, or these arrangements may be insufficient to mitigate our exposure. For more information, see “—We are subject to risks associated with debt and preferred stock financing.” If we are unable to adequately address these risks, they could have a significant adverse effect on our operations.
We may engage in development, speculative development or expansion projects or invest in new asset classes, which would subject us to additional risks that could negatively impact our operations.
We may engage in development, speculative development or other expansion projects, which could require us to raise capital and obtain state and local permits. A decision by any governmental agency not to issue a required permit or substantial delays in the permitting process could cause us to incur penalties, subject us to lease termination or delayed/abated rent payments under the leases or prevent us from pursuing the development, speculative development or expansion project altogether. Additionally, any such new development, speculative development, or expansion project may not operate at designed capacity or may cost more to operate than we expect. The inability to successfully complete development, speculative development, expansion or other value-added projects or to complete them on a timely basis could adversely affect our business and results of operations.
We have and may continue to make investments and utilize transaction structures that are outside of our traditional business, including entering into new asset classes, such as casinos, data centers, power centers, retail parks and vertical farms, and entering into (or expanding our use of) new transaction structures, such as strategic co-investment ventures, joint ventures, funds, lending, and increased exploration of sale-leaseback transactions. We invest and may continue to invest in new or different assets or enter into new transaction structures that may or may not be closely related to our current business and which could require new or additional processes, controls, systems and personnel, thereby increasing investment expense. These new assets and transaction structures may have new, different or increased risks than what we are currently exposed to in our business and we may not be able to manage these risks successfully which could have an adverse effect on our business, results of operations and financial condition. Such risks include, but are not limited to:
•When investing in new assets or transaction structures, we will be exposed to the risk that those assets or structures, or the income generated thereby, will affect our ability to meet the requirements to maintain our REIT status, or will subject us to additional regulatory requirements or limitations;
•New investment verticals may be outside our core expertise and subject our investments to new and different business risks and exposures;
•Lending and related transaction structures may subject us to new regulatory regimes, more attenuated remedies and recourse, and compliance risk;
•Our partners or investors may have certain approval rights over major decisions or have the ability to appoint persons to governing bodies;
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
•The venture or fund or other governing agreements may restrict the transfer of an interest in the co-investment venture or fund or in the underlying assets or may otherwise restrict our ability to sell the interest or underlying assets when we desire or on advantageous terms;
•Governing agreements may contain certain exclusivity provisions or other restrictive covenants that may limit our flexibility to respond to other opportunities or financings or to optimize the terms of other transactions;
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
Were a tenant unable to continue to perform under a lease because of the highly regulated nature of the industry, it may be difficult to re-lease gaming properties. This difficulty may be exacerbated to the extent the gaming property is located in a geography that does not have an expansive gaming footprint, such as one of the properties, in which we are invested. A transfer of interest, or a new management contract with a new operator will likely require approval of regulators and the licensing of a new gaming operator tenant.
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
Many of our properties are also covered by flood and earthquake insurance policies (subject to substantial deductibles) obtained and paid for by our clients as part of their risk management programs. Additionally, we have obtained blanket liability, flood and earthquake, and property damage insurance policies (subject to substantial deductibles) to protect us and our properties against loss should the indemnities and insurance policies provided by the clients fail to restore the properties to their condition prior to a loss. We do not carry insurance for certain losses and certain types of losses may be either uninsurable or not economically insurable. However, should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on our results of operations or financial condition and on our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions to our stockholders. We also face the risk that our insurance carriers may not be able to provide payment under any potential claims that might arise under the terms of our insurance policies, and we may not have the ability to purchase insurance policies we desire.
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
Our business is subject to risks associated with the effects of climate change and a market shift to a lower carbon economy and may be subject to further risks in the future. A failure to adequately adapt to climate change could adversely affect our business through both chronic and acute perils including, but not limited to, extreme weather, changes in precipitation and temperature, and rising sea levels, all of which may result in physical damage to, or a decrease in demand for, our properties located in the areas affected by these conditions, and may adversely impact consumer behaviors, preferences and spending for our clients, and insurance costs, which may impact their ability to fulfill their obligations under our leases, or our ability to re-lease the properties in the future. In addition, should the impact of climate change be severe or occur for lengthy periods of time, connectivity, labor and supply chains could impact business continuity for ourselves and our clients. The effects of climate change may lead to increased costs for us and our clients to adapt to the demands and expectations of lowering our carbon footprint, including with respect to setting carbon reduction targets, implementing renewable energy, retrofitting properties to be more energy efficient and implementing longer-term low-carbon solutions. These risks could adversely affect our reputation, financial condition or results of operations. The structure of our leasing contracts and operating model presents challenges in partnering with clients to implement necessary decarbonization initiatives.

Changing and increasing expectations from regulators and other stakeholders regarding sustainability practices and reporting could impact our business practices, cause us to incur additional costs and expose us to new risks.
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
Tenants of net-leased properties are typically responsible for maintenance and other day-to-day management of the properties. This lack of control over our net-leased properties makes it difficult for us to collect property-level environmental data and to enforce related initiatives, which may impact our ability to comply with certain shareholder expectations or regulatory disclosure requirements to which we are subject or to comply with reporting frameworks or other established frameworks and standards. If we are unable to successfully collect the data necessary to comply with these disclosure requirements, standards or expectations, we may be subject to increased regulatory risk, or if such data is incomplete or unfavorable, our relationship with our investors or other stakeholders, our stock price, and our access to capital may be negatively impacted.
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
The value of certain of our investment in real property may be reduced as the result of the expiration or loss of local tax abatements, tax credit programs or other governmental incentives.
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
Risks Related to Our REIT Structure
If we fail to qualify as a REIT, it could adversely impact us, and the amount of dividends we are able to pay would decrease, which could adversely affect the market price of our capital stock and the value of our debt securities.
We are organized and have operated, and we intend to continue to operate, so as to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). However, we cannot make any assurances that we have been organized or have operated in a manner that has satisfied the requirements for qualification as a REIT, or that we will continue to be organized or operate in a manner that will allow us to continue to qualify as a REIT. Qualification as a REIT involves the satisfaction of numerous requirements under highly technical and complex Code provisions, for which there are only limited judicial and administrative interpretations, as well as the determination of various factual matters and circumstances not entirely within our control. Compliance with these tests require us to refrain or hinder our ability to engage in certain activities and make certain otherwise attractive investments which may limit our opportunities and strategy. As we expand into new geographies and transactional structures, the analyses of our REIT qualification and our ability to ensure such qualification, are complex. For example, in order to qualify as a REIT, at least 95% of our gross income in each year must be derived from qualifying sources, and we must pay distributions to stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains). If we fail to satisfy any of the requirements for qualification as a REIT, we may be subject to certain penalty taxes or, in some circumstances, we may fail to qualify as a REIT. If we were to fail to qualify as a REIT in any taxable year, among other things, we would be required to pay regular U.S. federal corporate income tax on our taxable income; we would not be allowed a deduction for amounts distributed to our stockholders in computing our taxable income; we could be subject to a federal alternative minimum tax and possibly increased state and local taxes; we could be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost; we would no longer be required to make distributions to stockholders; and this treatment would substantially reduce amounts available for investment or distribution to stockholders because of the additional tax liability for the years involved, which could have a material adverse effect on the market price of our capital stock and the value of our debt securities.
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
Changes in U.S. or non-U.S. tax laws and regulations, including changes to tax rates and legislative or other actions may adversely affect us or our investors.
Federal income taxation laws are constantly under review and may change. Additionally, the governments of many of the other countries in which we operate may enact changes to the tax laws of such countries. Changes to the tax laws, with or without retroactive application, could adversely affect us or our investors, including holders of our common stock or debt securities. We cannot predict how changes in the tax laws might affect us or our investors. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT, the federal income tax consequences of such qualification or the federal income tax consequences of an investment in us as well as the amount of tax we are required to pay. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT. In addition, the tax treatment of certain of our sale-leaseback transactions could change, which could make such sale-leaseback transactions less attractive to potential sellers and lessees and negatively impact our operations.
Distribution requirements imposed by law limit our flexibility.
To maintain our status as a REIT for federal income tax purposes, we generally are required to distribute to our stockholders at least 90% of our taxable income, excluding net capital gains, each year. We also are subject to tax at regular corporate rates to the extent that we distribute less than 100% of our taxable income (including net capital gains) each year. In addition, we are subject to a 4% nondeductible excise tax to the extent that we fail to distribute during any calendar year at least the sum of 85% of our ordinary income for that calendar year, 95% of our capital gain net income for that calendar year and any amount of that income that was not distributed in prior years. We intend to continue to make distributions to our stockholders to comply with the distribution requirements of the Code as well as to reduce our exposure to federal income taxes and the nondeductible excise tax. Differences in timing between the receipt of income and the payment of expenses to arrive at taxable income, along with the effect of required debt amortization payments, could require us to borrow funds, sell assets or raise equity, even if the then-prevailing market conditions are not favorable for such transactions, in order to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. If our cash flows are not sufficient to cover our REIT distribution requirements, it could adversely impact our ability to raise short- and long-term debt, sell assets or offer equity securities in order to fund the distributions required to maintain our qualification and taxation as a REIT. Furthermore, the REIT distribution requirements may increase the financing we need to fund capital expenditures, future growth and expansion initiatives, which would increase our total leverage. In addition, if we fail to comply with certain asset tests at the end of any calendar quarter, we must generally correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification. As a result, we may be required to liquidate otherwise attractive investments. These actions may reduce our income and amounts available for distribution to our stockholders.
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
Risks Related to Our Clients
Our success is dependent on the financial stability of our clients.
The success of our business is dependent on the financial stability of the clients occupying our properties. A default of a client on its lease payments may cause us to lose anticipated revenue from an investment property.
Negative market conditions, global economic and political uncertainties or adverse events affecting our existing or potential clients or the industries in which they operate, could have an adverse impact on our ability to attract new clients, re-lease space, collect rent or renew leases, which could adversely affect our cash flow from operations, our ability to maintain or increase our current dividend levels and inhibit growth.
Cash flow from operations and our ability to maintain or increase our current dividend levels depends in part on our ability to lease space to our clients on economically favorable terms and to collect rent from our clients on a timely basis. We may be adversely affected by various facts and events over which we have limited or no control, such as:
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
•Global economic (e.g., inflation, fluctuations in interest rates or foreign exchange rates, economic downturns or recessions), political and financial market conditions including as a result of geopolitical tensions and instability;
•Trade disputes, supply chain disruptions, the possibility of changes to international trade agreements, tariffs and other regulatory actions;
•Epidemics or pandemics that affect regions in which our clients operate in;
•Changes in consumer behaviors (e.g., decrease in discretionary consumer spending), preferences or demographics impacting our clients' operations;
•Economic or physical decline of the areas where the properties are located; and
•Deterioration of physical condition of our properties.
If clients do not renew their leases as they expire, we may not be able to rent or sell the properties. Leases that are renewed and new leases for properties that are re-leased, or leases that we assume as part of portfolio acquisitions or strategic mergers and acquisitions can have terms that are less economically favorable than expiring terms or leases that we negotiate directly, may require us to incur significant costs such as renovations, or lease transaction costs. Negative market conditions may cause us to sell properties for less than their carrying value, which could result in impairments. Any of these events could adversely affect our cash flow from operations and our ability to make distributions to our stockholders and service our indebtedness. A significant portion of the costs of owning property, such as real estate taxes, insurance and maintenance, are not necessarily reduced when circumstances cause a decrease in rental revenue from the properties. In a weakened financial condition, our clients may not be able to pay these costs of ownership and we may be unable to recover these operating expenses from them.
Downturns in any of the industries in which our clients operate as well as high interest rates, inflation and the imposition of tariffs, could adversely affect our clients, which in turn could also have a material adverse effect on our financial position, results of operations and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions on our common stock and any outstanding preferred stock. In addition, some of our properties are leased to clients that may have limited financial and other resources and, therefore, they are more likely to be adversely affected by a downturn in their respective businesses or in the regional, national or international economy. Furthermore, we have made and may continue to make investments that fall outside of our historical focus on acquiring freestanding, single-client, net lease retail properties located in the U.S. As a result, we are exposed to a variety of new risks by expanding into new investments, co-investment ventures, development, industries, property types, revenue-generating activities and/or new jurisdictions outside the U.S. These risks may include limited experience in managing certain types of new properties, engaging in new types of revenue-generating activities, new types of real estate locations and lease structures, new co-investment ventures, and the laws and culture of non-U.S. jurisdictions.

The bankruptcy or insolvency of a client, borrower or guarantor could result in the termination of the lease agreement, loan agreement, or guarantee, as applicable.
We are subject to the credit risk of our clients, borrowers and guarantors in connection with their rental and other financial obligations owed to us under applicable leases, loans, guarantees, and other financing agreements. There can be no assurance that our tenants and borrowers will make their payments and not default on their obligations to us. Clients, borrowers, or guarantors may experience a downturn in their business that may weaken their operating results or overall financial condition. As a result, a client may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, fail to maintain the property or otherwise pay its required expenses under the terms of the lease, become insolvent or declare bankruptcy. Client, borrower, or guarantor bankruptcy or insolvency, payment delay or failure to make payments when due could result in the termination of applicable leases, loans, guarantees, and other financing agreements and material losses to us.
The occurrence of a bankruptcy or insolvency could diminish or eliminate the income we receive from our leases, loans, guarantees, and other financing agreements. A bankruptcy court could authorize a client to terminate one or more of its leases with us. If that happens, our claim against the bankrupt client for unpaid future rent would be subject to statutory limitations that most likely would result in payments substantially less than the remaining rent we are owed under the leases or we may elect not to pursue claims against a client for terminated leases. Claims for unpaid past rent, if any, may not be paid in full, or at all. Client bankruptcies affecting a property may also adversely impact our ability to quickly re-lease that property at favorable terms, or at all. If a client’s leases are not terminated as the result of its bankruptcy, we may be required or elect to reduce the rent payable under those leases or provide other concessions, reducing amounts we receive under those leases. As a result, client bankruptcies may have a material adverse effect on our results of operations and financial condition. Any of these events could adversely affect our cash flow from operations and our ability to make distributions to stockholders and service our indebtedness.
Risks Related to Our Liquidity and Capital Resources
Future issuances of equity securities could dilute the interest of holders of our common stock.
Our future growth will depend upon our ability to raise additional capital. Raising capital through the issuance of equity securities, including securities exchangeable into our equity securities or convertible debt securities, can dilute the interests of holders of our common stock. The interests of our common stockholders could also be diluted by the issuance of shares of common stock pursuant to equity incentive plans. Our Board of Directors is authorized to cause us to issue preferred stock of any class or series with dividend, voting and other rights as determined by our Board which could dilute, or otherwise adversely affect, the holders of our common stock.
We are subject to risks associated with debt and preferred stock financing.
We have incurred significant indebtedness, including borrowings under our $4.0 billion unsecured credit facilities, our term loans and our $3.0 billion commercial paper programs. At June 30, 2025, we have borrowed an aggregate of approximately $2.0 billion in multicurrency borrowings under our term loans. At June 30, 2025, we also had a total of $25.2 billion of outstanding unsecured senior debt securities (excluding unamortized net original issuance premiums, deferred financing costs and basis adjustments on interest rate swaps designated as fair value hedges), including approximately $5.5 billion denominated in Sterling (of which $1.3 billion is related to our privately placed Sterling notes), $2.8 billion denominated in Euro thereunder, and approximately $38.7 million of outstanding mortgage debt (excluding unamortized net discounts and deferred financing costs).
We intend to incur additional indebtedness in the future which may be pursuant to accordion expansion features of our revolving credit and term loan facilities, the Fund, mergers, acquisitions, joint ventures, partnerships and other structures or arrangements. We also may in the future increase the size of our commercial paper programs or establish new commercial paper programs. We expect that we will continue to use our current and any new revolving credit facilities we may enter into (in each case as the same may be expanded, amended or restated, if applicable, from time to time), as a liquidity backstop for the repayment of notes issued under our current or any new commercial paper programs. We may in the future amend and restate current indebtedness or incur or assume other indebtedness for us, the Fund, and other co-investments which may increase the amounts we are entitled to borrow and amounts owned.
To the extent new indebtedness is added to our current debt levels, the related risks that we now face would increase. As a result, we are and will be subject to risks associated with debt financing, including the risk that our cash flow could be insufficient to make required payments on our debt or to pay dividends on our common stock. We also face variable interest rate risk as the interest rates on our revolving credit facility, term loan facilities, and commercial paper programs are variable (subject to our interest rate swaps on our term loan facilities, in effect from time to time), and the interest rates on any credit facilities and term loan facilities we may enter into in the future may be variable, and could therefore increase over time. Commercial paper borrowings are short-term obligations and the interest rate on newly issued commercial paper varies according to market conditions at the time of issuance. While we may enter into hedging and other derivatives instruments to mitigate our exposure to fluctuations in borrowing and currency rates, we may not realize the anticipated benefits from these arrangements or they may be insufficient to fully mitigate our exposure. We also face the risk that we may be unable to refinance or repay our debt as it comes due. Given past disruptions in the financial markets and ongoing global financial uncertainties, we also face the risk that one or more of the participants in our revolving credit facility may be unwilling or unable to lend us money.
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
Our credit agreements, mortgages and other debt documents could limit or, in certain cases, prohibit the payment of dividends and other distributions to holders of our common stock and any outstanding preferred stock. For example, the credit agreements governing our revolving credit facility and term loans generally provide that, if an event of default exists, we may not pay any dividends or make other distributions on, or repurchase or redeem, among other things, any shares of our common stock or any outstanding preferred stock. If such an event of default were to occur (including under any other credit agreement or debt instrument with similar terms that we may, in the future, enter into or be subject to), it would likely have a material adverse effect on the market price of our outstanding common stock and any outstanding preferred stock and on the market value of our debt securities which could limit the amount of dividends or other distributions payable to holders of our common stock and any outstanding preferred stock or the amount of interest and principal we are able to pay on our indebtedness, or prevent us from paying those dividends, other distributions, interest or principal altogether, and may adversely affect our ability to qualify, or prevent us from qualifying, as a REIT.
Our indebtedness could also have other important consequences to holders of our common stock, outstanding preferred stock, and our debt securities, including: increasing our vulnerability to general adverse economic and industry conditions; limiting our ability to obtain additional financing to fund future working capital, acquisitions, capital expenditures and other general corporate requirements; requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements; limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and putting us at a disadvantage compared to our competitors with less indebtedness.
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
General Risk Factors
The market value and trading volume of our capital stock and debt securities could be substantially affected by various factors.
The market value and trading volume of our capital stock and debt securities will depend on many factors, which may change from time to time and may be outside of our control, including:
•Interest rates, increases in which may have an adverse effect on the market value of our capital stock and debt securities, inflation and foreign exchange rates;
•The market for similar securities issued by other REITs;
•General economic, political and financial market conditions;
•The financial condition, performance and prospects of us, our clients and our competitors;
•Changes in tax, legal and regulatory laws and obligations;
•Litigation and regulatory proceedings;

•Changes in credit ratings, financial estimates or recommendations by securities analysts with respect to us, our competitors or our industry;
•Tariffs, trade disputes, geopolitical tensions and instability, and other macroeconomic developments;
•Changes in our mix of investments and revenue-generating activities over time;
•Actual or anticipated variations in quarterly operating results of us and our competitors; and
•Failure to achieve the perceived benefits of mergers, acquisitions, co-investment ventures, new verticals, or other revenue-generating activities.
Common stock and debt securities prices in the U.S. trading markets have experienced extreme price fluctuations, and the market values of our common stock and debt securities have also fluctuated significantly during this period. Current or historical trading volumes and share prices may not be indicative of the future trading volumes and prices. As a result of these and other factors, investors who purchase our capital stock and debt securities may experience a decrease in the market value of our capital stock and debt securities, which could be substantial and rapid, including decreases unrelated to our operating performance or prospects. Further, net lease REITs must be able to deploy capital with agility and consistency, if we cannot access the capital markets upon favorable terms or at all, we may not be able to acquire investments upon favorable terms or at all and may be required to liquidate investments, including investments that have not yet realized maximum return, which could result in adverse tax consequences and/or adversely affect our ability to meet cash flow and other operational needs. Turmoil in the capital markets could lead to decreased consumer confidence and widespread reduction of business activity, adversely impacting our clients and us.
Litigation risks could affect our business.
From time to time, we are involved in legal proceedings, lawsuits, and other claims including those that may arise out of mergers, acquisitions, development opportunities, dispositions, disputes with clients, compliance with the Americans with Disabilities Act of 1990, joint ventures, co-investment ventures, funds and other strategic transactions. An unfavorable resolution of litigation may have a material adverse effect on our business, results of operations and financial condition. Regardless of its outcome, litigation may result in substantial costs and expenses and significantly divert the attention of management.
We depend on key personnel.
We depend on the efforts of our executive officers and key employees. The loss of the services of our executive officers and key employees could have a material adverse effect on our results of operations or financial condition, on our ability to pay the principal and interest on our debt securities and other indebtedness and to make distributions to our stockholders. It is possible that we will not be able to recruit additional personnel with equivalent experience in the net lease industry or retain employees to the same extent as in the past.
Natural disasters, terrorist attacks, acts of violence or war or other unexpected events may affect the value of our debt and equity securities, the markets in which we operate and our results of operations.
Natural disasters, terrorist attacks, acts of violence or war or other unexpected events (e.g., pandemics or epidemics) may negatively affect our operations, the market price of our capital stock and the value of our debt securities. There can be no assurance that these events will not occur or have a direct impact on us, our clients, the U.S. or world. If events like these were to occur, they could materially interrupt our operations, cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. They also could result in or prolong an economic recession in the U.S. or abroad. Any of these occurrences could have a significant adverse impact on our operating results and revenues and on the market price of our capital stock and on the value of our debt securities. It could also have an adverse effect on our ability to pay principal and interest on our debt securities or other indebtedness and to make distributions to our stockholders.
We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.
We, like all businesses, are subject to cyberattacks and security incidents, which threaten the confidentiality, integrity and availability of our systems and information resources. Cyberattacks are malicious cyber activity and a security incident is a successful cyberattack that has the potential to expose sensitive data, internal systems or otherwise disrupt business operations. Those cyberattacks and security incidents may be due to intentional or unintentional acts by employees, contractors or third parties, who seek to gain unauthorized access to our or our service providers’ systems to disrupt operations, corrupt data or steal confidential information through malware, computer viruses, ransomware, social engineering (e.g., phishing attachments to e-mails) or other vectors.

The risk of a cybersecurity breach or operational disruption, particularly through a cyber incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, particularly as remote working has become more common. Our information technology (“IT”) networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our clients. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.
While we maintain some of our own critical IT networks and related systems, we depend on third parties to provide important software, technologies, tools and a broad array of services and functions, such as payroll, human resources, electronic communications, data storage and certain finance and treasury functions, among others. In the ordinary course of our business, we collect, process, transmit and store sensitive data within our own systems and utilize those of third-party providers, including intellectual property, our proprietary business information and that of our clients, suppliers, business partners and investors as well as personally identifiable information.
Our measures to prevent, detect and mitigate these threats may not be successful in preventing a security incident or data breach or limiting the effects of such a breach. This is particularly so because cyberattack methodologies change frequently or are not recognized until launched, and we also may be unable to investigate or remediate incidents because attackers are increasingly using techniques and tools designed to circumvent controls, to avoid detection and to remove or obfuscate forensic evidence. Our clients, joint venture partners, investors or other third parties with whom we do business may, themselves, become subject to cyberattacks or security incident which we may have no control, and which could have an indirect adverse impact on them, us or our business relationship.
The primary risks that could directly result from the occurrence of a cyberattack or security incident include operational interruption, damage to our relationship with our clients, reputational damage and private data exposure. We could be required to expend significant capital and other resources to address an attack or incident, which may not be covered or fully covered by our insurance, and which may involve payments for investigations, forensic analyses, legal advice, public relations advice, system repair or replacement or other services, in addition to any remedies or relief that may result from legal proceedings. Our financial results may be negatively impacted by any such cyberattacks and security incidents or any resulting negative media attention. Although we carry cyber liability insurance, such insurance may not be adequate to cover all losses related to such events.
Further, we also rely on innovation in our IT and our use of or inability to adopt and deliver new technological capabilities and enhancements in line with strategic objectives, including artificial intelligence and machine learning, may put us at a competitive disadvantage; cause us to miss opportunities to innovate or achieve efficiencies; or adversely impact our business, reputation, results of operations, and financial condition. The use of emerging technologies, including artificial intelligence, entails risks including risks relating to the possibility of intellectual property infringement or misappropriation; data privacy; new or enhanced governmental or regulatory scrutiny, requirements, litigation, or other liability; ethical concerns; negative perceptions as to automation and artificial intelligence; cybersecurity concerns; or other complications or liabilities that could adversely affect our business, reputation, results of operations, or financial results.
Volatility in market and economic conditions may impact the accuracy of the various estimates used in the preparation of our financial statements and footnotes to the financial statements.
Various estimates are used in the preparation of our financial statements, including estimates related to asset and liability valuations (or potential impairments) and receivables. Often these estimates require the use of market data values and involve estimates of future performance or receivables and collectability, all of which can be difficult to accurately predict. Although management believes it has been prudent and used reasonable judgment in making these estimates, it is possible that actual results may differ from these estimates.
Inherent limitations of internal controls over financial statements, disclosure controls and safeguarding of assets may adversely impact our financial condition and results of operations.
Our internal controls over financial reporting, disclosure controls and procedures and our operating internal controls may not prevent or detect financial misstatements or loss of assets because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Effective internal controls can provide only reasonable assurance with respect to financial statement and disclosure accuracy and safeguarding of assets. Failures in our internal controls could result in adverse consequences in our financial reporting and operations, including delays, additional costs, impairment of our ability to access capital, adverse impacts to investor confidence, regulatory review or litigation.
Our business operations may not generate the cash needed to make distributions on our capital stock or to service our indebtedness.
Our ability to make distributions on our common stock and any outstanding preferred stock and payments on our indebtedness, and to fund acquisitions and capital expenditures will depend on our ability to generate cash in the future. We cannot make any assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our common stock and any outstanding preferred stock, to pay our indebtedness or to fund our other liquidity needs.
Disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our common stock and may make it more difficult or costly for us to raise capital.
Historically, there have been periods where the global equity and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of equity and debt securities to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive and, in certain cases, have resulted in the unavailability of certain types of financing. Uncertainty in the equity and credit markets may negatively impact our ability to access additional financing at reasonable terms, which may adversely affect our ability to make acquisitions. A prolonged downturn in the equity or credit markets may cause us to refinance at higher rates, cause us to seek alternative sources of potentially less attractive financing and require us to adjust our business plan accordingly. These factors may make it more difficult for us to buy or sell properties and may adversely affect the price we purchase or receive for properties, as we and prospective buyers may experience increased costs of financing or difficulties in obtaining financing. These events in the equity and credit markets may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or debt securities. These disruptions in the financial markets may also have a material adverse effect on the market value of our common stock and debt securities, the income we receive from our properties and the lease rates we can charge for our properties, as well as other unknown adverse effects on us or the economy in general.
Inflation (including prolonged inflationary periods) may adversely affect our results of operations, financial condition and liquidity.
Increased inflation or anticipated inflationary periods, such as the period in which we are currently in, could have a more pronounced negative impact on any variable rate debt we incur in the future and on our results of operations. During times when inflation is greater than increases in rent, as provided for in our leases, rent increases may not keep up with the rate of inflation and other costs (including increases in employment and other fees and expenses). Government regulations may limit the indices we can utilize in lease adjustments, thereby limiting our ability to increase rent. Even though net leases are structured so as to reduce our exposure to rising property expenses due to inflation, substantial inflationary pressures and increased costs may have an adverse impact on our clients if increases in their operating expenses exceed increases in revenue, which may adversely affect our clients’ ability to pay rent. The U.K. government plans to migrate away from the Retail Price Index ("RPI"), to alternatives such as the Consumer Price Index including owner occupiers' housing costs, that may result in a lower measure of inflation and, in turn, have a negative impact on our lease revenue currently tied to RPI in the U.K. Inflationary periods may cause us to experience increased costs of financing, making it difficult to incur or refinance debt at attractive rates or at all, and may adversely affect the investments we make if the cost of financing is in excess of our anticipated earnings from such investment thereby limiting the investments we can make. To the extent periods of high inflation are prolonged, these results may be exacerbated.
We are subject to complex and changing laws, regulations, policies and executive orders, which exposes us to potential liabilities, increased costs and other adverse effects on our business.
We are subject to complex and changing laws, regulations, policies and executive orders, locally, internationally and federally and the enforcement and interpretations thereof, and compliance with these laws, regulations, policies and executive orders is onerous and expensive. New and changing laws, regulations, policies and executive orders or the enforcement and interpretations thereof, can adversely affect our business in many ways, including by increasing costs, negatively impacting the creditworthiness of our existing or potential clients, changing the interpretations or enforceability of existing business relationships or agreements, creating legal liability or reputational harm to the Company or distractions for management, generating operational disruptions and requiring changes to our business, strategies or operations. Changes in law, enforcement priorities, policy and other actions that materially adversely affect our business may be announced with little or no advance notice and we may not be able to effectively mitigate all adverse impacts from such measures or ensure timely compliance. These changes could also expose us to significant fines, government investigations, litigation and reputational harm, all of which could be costly, result in distractions for management, adversely impact our operational results and could alter our ability to execute on our strategic plans. Our business, and the businesses of our clients, also depend on a stable and predictable legal and regulatory framework, including the consistent interpretation, application and enforcement of federal, state and local laws, regulations and policies. The instability and unpredictability caused by weakened institutional oversight and inconsistent regulatory enforcement can introduce legal and operational uncertainty that may hinder our ability to plan, operate and invest effectively and which may negatively impact our ability to rely on regulatory and administrative procedures. In addition, the industries in which our clients operate may be directly adversely affected by inconsistent or abrupt regulatory or legal changes that impact their businesses, such as shifts in commercial regulations, labor laws and policies or sector-specific compliance requirements, which in turn could also have a material adverse effect on our financial position, results of operations and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions on our common stock and any outstanding preferred stock. Legal unpredictability could also impede our human capital management. Collectively, these risks could materially adversely affect our business, reputation, results of operations and financial condition.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents the number and average price of shares purchased during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Dollar Value of Shares that May be Repurchased Under the Program
April 1, 2025 — April 30, 2025	187	$57.62	—	$2,000,000,000
May 1, 2025 — May 31, 2025	291	$57.15	—	$2,000,000,000
June 1, 2025 — June 30, 2025	363	$56.82	—	$2,000,000,000
Total	841	$57.11	—
(1)All 841 shares of common stock purchased during the three months ended June 30, 2025 were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the Realty Income 2021 Incentive Award Plan. The withholding of common stock by us could be deemed a purchase of such common stock.
(2)In February 2025, our Board of Directors authorized a share repurchase program for up to $2.0 billion in shares of our common stock, which will expire in January 2028.
Item 5:    Other Information
Director and Officer Trading Arrangements
During the three months ended June 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

4.4
Form of 3.375% Note due 2031 issued on June 20, 2025 (filed as exhibit 4.2 and contained in exhibit 4.4 to the Company's Form 8-K, filed on June 20, 2025 (File No. 001-13374) and incorporated herein by reference).

4.5
Form of 3.875% Note due 2035 issued on June 20, 2025 (filed as exhibit 4.3 and contained in exhibit 4.4 to the Company's Form 8-K, filed on June 20, 2025 (File No. 001-13374) and incorporated herein by reference).

4.6
Officers’ Certificate dated June 20, 2025 pursuant to Sections 201, 301 and 303 of the Indenture dated as of October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing the terms of a new series of debt securities entitled “3.375% Notes due 2031” and a new series of debt securities entitled “3.875% Notes due 2035”and including the forms of debt securities of each such series (filed as exhibit 4.4 to the Company's Form 8-K, filed on June 20, 2025 (File No. 001-13374) and incorporated herein by reference).

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

10.3
First Amendment to Amended and Restated Term Loan Agreement, dated as of June 23, 2025, by and among the Company, as Borrower, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (filed as exhibit 10.1 to the Company’s Form 8-K, filed on June 23, 2025 (File No. 001-13374) and incorporated herein by reference).

10.4
Second Amendment to Term Loan Agreement, dated as of June 23, 2025, by and among the Company, as Borrower, Toronto Dominion (Texas), LLC, as Administrative Agent, and the other parties thereto (filed as exhibit 10.2 to the Company’s Form 8-K, filed on June 23, 2025 (File No. 001-13374) and incorporated herein by reference).

10.5	Amendment to the Realty Income Corporation 2021 Incentive Award Plan (filed as exhibit 10.1 to the Company’s Form 8-K, filed on May 15, 2025 (File No. 001-13374) and incorporated herein by reference).
Certifications
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Section 1350 Certifications as furnished by the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Interactive Data Files
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
**Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: August 6, 2025	/s/ NEALE REDINGTON
Neale Redington
Senior Vice President, Chief Accounting Officer