Form 10-Q
period 2025-09-30
REALTY INCOME CORP
filed 2025-11-04
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025, or
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of October 30, 2025, there were 919,905,765 shares of common stock outstanding.

REALTY INCOME CORPORATION
Index to Form 10-Q
September 30, 2025

PART I.                             FINANCIAL INFORMATION
Item 1:                              Financial Statements
REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts) (unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Real estate held for investment, at cost:
Land	$18,126,781	$17,320,520
Buildings and improvements	42,921,102	40,974,535
Total real estate held for investment, at cost	61,047,883	58,295,055
Less accumulated depreciation and amortization	(8,460,230)	(7,381,083)
Real estate held for investment, net	52,587,653	50,913,972
Real estate and lease intangibles held for sale, net	174,996	94,979
Cash and cash equivalents	417,173	444,962
Accounts receivable, net	1,006,716	877,668
Lease intangible assets, net	5,858,799	6,322,992
Goodwill	4,932,199	4,932,199
Investment in unconsolidated entities	1,234,092	1,229,699
Other assets, net	5,067,354	4,018,568
Total assets	$71,278,982	$68,835,039
LIABILITIES AND EQUITY
Distributions payable	$250,611	$238,045
Accounts payable and accrued expenses	930,260	759,416
Lease intangible liabilities, net	1,528,256	1,635,770
Other liabilities	937,877	923,128
Revolving credit facilities and commercial paper	1,915,492	1,130,201
Term loans, net	1,636,711	2,358,417
Mortgages payable, net	38,091	80,784
Notes payable, net	24,781,463	22,657,592
Total liabilities	$32,018,761	$29,783,353
Commitments and contingencies (Note 20)
Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 1,300,000 shares authorized, 919,893 and 891,511 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	$49,034,023	$47,451,068
Distributions in excess of net income	(10,075,749)	(8,648,559)
Accumulated other comprehensive income	92,323	38,229
Total stockholders’ equity	$39,050,597	$38,840,738
Noncontrolling interests	209,624	210,948
Total equity	$39,260,221	$39,051,686
Total liabilities and equity	$71,278,982	$68,835,039
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
REVENUE
Rental (including reimbursements)	$1,386,502	$1,271,153	$4,037,747	$3,764,050
Other	84,050	59,762	223,688	166,793
Total revenue	1,470,552	1,330,915	4,261,435	3,930,843
EXPENSES
Depreciation and amortization	631,981	602,339	1,888,765	1,788,973
Interest	294,482	261,261	846,680	748,806
Property (including reimbursements)	106,621	92,154	320,724	281,366
General and administrative	55,039	41,869	148,412	127,781
Provisions for impairment	86,972	96,920	346,924	282,867
Merger, transaction, and other costs, net	13,343	8,610	13,953	105,468
Total expenses	1,188,438	1,103,153	3,565,458	3,335,261
Gain on sales of real estate	49,107	50,563	110,210	92,290
Foreign currency and derivative (loss) gain, net	(2,818)	(1,672)	(9,751)	2,885
Equity in earnings of unconsolidated entities	3,080	5,087	10,706	5,440
Other income, net	10,015	4,739	24,551	16,293
Income before income taxes	341,498	286,479	831,693	712,490
Income taxes	(23,824)	(15,355)	(63,546)	(46,499)
Net income	317,674	271,124	768,147	665,991
Net income attributable to noncontrolling interests	(1,903)	(1,639)	(5,642)	(4,831)
Net income attributable to the Company	315,771	269,485	762,505	661,160
Preferred stock dividends	—	(2,588)	—	(7,763)
Excess of redemption value over carrying value of preferred shares redeemed	—	(5,116)	—	(5,116)
Net income available to common stockholders	$315,771	$261,781	$762,505	$648,281
Amounts available to common stockholders per common share:
Net income, basic and diluted	$0.35	$0.30	$0.84	$0.75
Weighted average common shares outstanding:
Basic	913,949	870,665	902,935	858,679
Diluted	915,187	872,052	904,010	859,462

Net income available to common stockholders	$315,771	$261,781	$762,505	$648,281
Other comprehensive (loss) income:
Foreign currency translation adjustment	(21,950)	74,615	77,690	59,797
Unrealized gain (loss) on derivatives, net	18,493	(46,474)	(23,596)	(30,228)
Total other comprehensive (loss) income	$(3,457)	$28,141	$54,094	$29,569
Comprehensive income available to common stockholders	$312,314	$289,922	$816,599	$677,850
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)
Three months ended September 30, 2025 and 2024

	Shares of preferred stock	Preferred stock and paid in capital	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income	Total stockholders’ equity	Non-controlling interests	Total equity
Balance, June 30, 2025	—	$—	914,285	$48,708,721	$(9,651,395)	$95,780	$39,153,106	$210,229	$39,363,335
Net income	—	—	—	—	315,771	—	315,771	1,903	317,674
Other comprehensive loss	—	—	—	—	—	(3,457)	(3,457)	—	(3,457)
Distributions paid and payable	—	—	—	—	(740,125)	—	(740,125)	(3,020)	(743,145)
Share issuances, net of costs	—	—	5,608	317,783	—	—	317,783	—	317,783
Contributions by noncontrolling interests	—	—	—	—	—	—	—	512	512
Share-based compensation, net	—	—	—	7,519	—	—	7,519	—	7,519
Balance, September 30, 2025	—	$—	919,893	$49,034,023	$(10,075,749)	$92,323	$39,050,597	$209,624	$39,260,221

Balance, June 30, 2024	6,900	$167,394	870,848	$46,230,789	$(7,724,318)	$75,322	$38,581,793	$165,277	$38,747,070
Net income	—	—	—	—	269,485	—	269,485	1,639	271,124
Other comprehensive income	—	—	—	—	—	28,141	28,141	—	28,141
Distributions paid and payable	—	—	—	—	(691,410)	—	(691,410)	(2,740)	(694,150)
Share issuances, net of costs	—	—	4,354	269,272	—	—	269,272	—	269,272
Contributions by noncontrolling interests	—	—	—	—	—	—	—	489	489
Issuance of common partnership units	—	—	—	(768)	—	—	(768)	47,253	46,485
Preferred shares redeemed	(6,900)	(167,394)	—	—	(5,116)	—	(5,116)	—	(5,116)
Share-based compensation, net	—	—	(5)	6,395	—	—	6,395	—	6,395
Balance, September 30, 2024	—	$—	875,197	$46,505,688	$(8,151,359)	$103,463	$38,457,792	$211,918	$38,669,710

Nine months ended September 30, 2025 and 2024

	Shares of preferred stock	Preferred stock and paid in capital	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income	Total stockholders’ equity	Non-controlling interests	Total equity
Balance, December 31, 2024	—	$—	891,511	$47,451,068	$(8,648,559)	$38,229	$38,840,738	$210,948	$39,051,686
Net income	—	—	—	—	762,505	—	762,505	5,642	768,147
Other comprehensive income	—	—	—	—	—	54,094	54,094	—	54,094
Distributions paid and payable	—	—	—	—	(2,189,695)	—	(2,189,695)	(9,007)	(2,198,702)
Share issuances, net of costs	—	—	28,096	1,570,720	—	—	1,570,720	—	1,570,720
Contributions by noncontrolling interests	—	—	—	—	—	—	—	2,041	2,041
Share-based compensation, net	—	—	286	12,235	—	—	12,235	—	12,235
Balance, September 30, 2025	—	$—	919,893	$49,034,023	$(10,075,749)	$92,323	$39,050,597	$209,624	$39,260,221

Balance December 31, 2023	—	$—	752,460	$39,629,709	$(6,762,136)	$73,894	$32,941,467	$165,502	$33,106,969
Net income	—	—	—	—	661,160	—	661,160	4,831	665,991
Other comprehensive income	—	—	—	—	—	29,569	29,569	—	29,569
Distributions paid and payable	—	—	—	—	(2,045,267)	—	(2,045,267)	(7,438)	(2,052,705)
Share issuances, net of costs	—	—	14,073	818,724	—	—	818,724	—	818,724
Shares issued with merger	6,900	167,394	108,308	6,043,641	—	—	6,043,641	—	6,043,641
Contributions by noncontrolling interests	—	—	—	—	—	—	—	1,770	1,770
Issuance of common partnership units	—	—	—	(768)	—	—	(768)	47,253	46,485
Preferred shares redeemed	(6,900)	(167,394)	—	—	(5,116)	—	(5,116)	—	(5,116)
Share-based compensation, net	—	—	356	14,382	—	—	14,382	—	14,382
Balance, September 30, 2024	—	$—	875,197	$46,505,688	$(8,151,359)	$103,463	$38,457,792	$211,918	$38,669,710
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$768,147	$665,991
Adjustments to net income:
Depreciation and amortization	1,888,765	1,788,973
Amortization of share-based compensation	21,728	47,671
Non-cash revenue adjustments	(85,437)	(95,324)
Amortization of net discounts (premiums) on mortgages payable	211	(18)
Amortization of net discounts (premiums) on notes payable	2,783	(3,883)
Amortization of deferred financing costs	21,057	17,694
Foreign currency and unrealized derivative gain, net	(26,248)	(33,582)
Non-cash interest expense	1,968	9,179
Gain on sales of real estate	(110,210)	(92,290)
Equity in earnings of unconsolidated entities	(10,706)	(5,440)
Distributions on common equity from unconsolidated entities	30,433	15,608
Provisions for impairment	346,924	282,867
Deferred income taxes	4,138	—
Change in assets and liabilities
Accounts receivable and other assets	(130,872)	40,338
Accounts payable, accrued expenses and other liabilities	68,639	(36,471)
Net cash provided by operating activities	2,791,320	2,601,313
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(3,086,544)	(1,611,794)
Improvements to real estate, including leasing costs	(82,365)	(85,204)
Investment in unconsolidated entities	(23,601)	(57,014)
Investment in loans	(807,433)	(377,490)
Proceeds from sales of real estate	424,206	451,365
Proceeds from note receivable	22,914	51,562
Insurance proceeds received	3,072	2,418
Non-refundable escrow deposits	200	(38,750)
Net cash acquired in merger	—	93,683
Net cash used in investing activities	(3,549,551)	(1,571,224)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(2,177,133)	(1,999,858)
Cash distributions to preferred stockholders	—	(7,763)
Borrowings on revolving credit facilities and commercial paper programs	13,513,413	24,698,502
Payments on revolving credit facilities and commercial paper programs	(12,881,370)	(25,079,449)
Principal payment on term loans	(800,000)	(250,000)
Proceeds from notes payable issued	2,091,750	2,657,925
Principal payment on notes payable	(500,000)	(849,999)
Principal payments on mortgages payable	(44,213)	(626,321)
Proceeds from common stock offerings, net	1,561,854	809,910
Proceeds from dividend reinvestment and stock purchase plan	8,845	8,814
Redemption of preferred stock	—	(172,510)
Distributions to noncontrolling interests	(8,992)	(7,185)
Debt issuance costs	(65,195)	(59,285)
Other items, including shares withheld upon vesting	(9,672)	(8,591)
Net cash provided by (used in) financing activities	689,287	(885,810)
Effect of exchange rate changes on cash and cash equivalents	16,577	11,423
Net (decrease) increase in cash, cash equivalents and restricted cash	(52,367)	155,702
Cash, cash equivalents and restricted cash, beginning of period	495,506	292,175
Cash, cash equivalents and restricted cash, end of period	$443,139	$447,877
For supplemental disclosures, see note 18, Supplemental Disclosures of Cash Flow Information.
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited)
1.    Summary of Significant Accounting Policies
Realty Income Corporation (“Realty Income,” the “Company,” “we,” “our” or “us”), a Maryland corporation, is an S&P 500 company founded in 1969. Our shares of common stock trade on the New York Stock Exchange ("NYSE") under the symbol “O”.
As of September 30, 2025, we owned or held interests in a diversified portfolio of 15,542 properties located in all 50 states of the United States ("U.S."), the United Kingdom ("U.K."), and seven other countries in Europe, with approximately 349.2 million square feet of leasable space.
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
In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present a fair statement of results for the interim periods presented have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily an indication of the results that may be expected for the entire year. Readers of this quarterly report should refer to our audited consolidated financial statements for the year ended December 31, 2024, which are included in our 2024 annual report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.
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

As of September 30, 2025, we are considered the primary beneficiary of Realty Income, L.P. and certain investments, including investments in joint ventures. Below is a summary of selected financial data of such consolidated VIEs, included on our consolidated balance sheets as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Net real estate	$3,122,906	$2,882,135
Total assets	$3,595,766	$3,461,843
Total liabilities	$132,815	$131,096
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
We recognize deferred income tax in our taxable subsidiaries, including certain international jurisdictions. Deferred income tax assets and liabilities are generally the result of temporary differences between book and tax accounting, such as timing differences caused by different useful lives used for depreciation. We provide for a valuation allowance for deferred income tax assets if we believe some or all of the deferred income tax assets may not be realized. We had $8.3 million and $3.5 million of net deferred tax liabilities as of September 30, 2025 and December 31, 2024, respectively, which are reported in 'Other liabilities' on our consolidated balance sheets.
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
In addition to the client-specific collectability assessment conducted, we may also recognize a general allowance, as a reduction to rental revenue, for our operating lease receivables which are not expected to be fully collectible. We had $4.8 million of general allowance as of September 30, 2025. There was no general allowance as of December 31, 2024.
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
Merger, Transaction, and Other Costs, Net. Merger, transaction, and other costs, net include (i) merger-related transaction costs, primarily consisting of employee severance, post-combination share-based compensation, transfer taxes, and various professional fees directly attributable to a merger, (ii) organization costs for potential strategic ventures and business lines, (iii) placement fees incurred in fundraising of U.S. Private Fund Business (the "Fund"), (iv) corporate facilities lease termination costs, and (v) other costs that do not align with the ongoing operations of our business. During the three and nine months ended September 30, 2025, we incurred $13.3 million and $14.0 million, respectively, of merger, transaction, and other costs, net consisting primarily of placement fees incurred in fundraising for the Fund. During the three and nine months ended September 30, 2024, we incurred $8.6 million and $105.5 million, respectively, of merger, transaction, and other costs, net consisting primarily of transaction and integration-related costs related to our merger with Spirit Realty Capital, Inc. ("Spirit") and $5.1 million for each of the respective periods related to the lease termination of a legacy corporate facility.

Recent Accounting Standards Not Yet Adopted. In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-06, Intangibles—Goodwill and Other—Internal-Use Software, which simplifies the capitalization guidance by removing references to software development project stages and further updates so that the guidance considers various software development methods. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this update permit an entity to apply the new guidance using a prospective, retrospective or modified transition approach. While we are currently evaluating the impact of this pronouncement, we do not expect it will have a material impact on our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, requiring all public business entities to provide additional disclosure of the nature of expenses included in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, on a prospective basis, with early adoption permitted. We are currently evaluating the impact on our financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes, to enhance income tax disclosures, provide more information about tax risks and opportunities present in worldwide operations, and to disaggregate existing income tax disclosures. The guidance is effective for annual periods beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. We will adopt this ASU prospectively for the period ending December 31, 2025, and it will impact only our disclosures, with no impacts to our financial condition or results of operations.
2.    Merger with Spirit Realty Capital, Inc.
On January 23, 2024, we completed our previously announced merger (the "Merger") with Spirit. For further details, please see note 2, Merger with Spirit Realty Capital, Inc., to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2024.
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

A.    Merger-related Transaction Costs
In conjunction with the Merger, during the three and nine months ended September 30, 2024 we incurred $2.9 million and $99.8 million, respectively, of merger-related transaction costs primarily consisting of employee severance, post-combination share-based compensation, transfer taxes, and various professional fees directly attributable to the Merger. We incurred $0.9 million and $1.7 million of merger-related transaction costs during the three and nine months ended September 30, 2025, respectively, primarily related to the resolution of certain contingencies which existed at the date of the Merger. Merger-related transaction costs are presented in 'Merger, transaction, and other costs, net' in our consolidated statements of income and comprehensive income.
B.    Unaudited Pro Forma Financial Information
The following unaudited pro forma information presents a summary of our combined results of operations for the nine months ended September 30, 2024, as if the Merger had occurred on January 1, 2023 (in millions, except per share data). The pro forma financial information is not necessarily indicative of the results of operations had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

Nine months ended
September 30, 2024
Total revenues	$3,978.8
Net income	$759.4
Basic and diluted earnings per share	$0.88
Our consolidated results of operations for the three and nine months ended September 30, 2024 include $202.8 million and $563.8 million of revenues, respectively, and $40.2 million and $96.0 million of net income, respectively, associated with the results of operations of Spirit from the closing of the Merger on January 23, 2024 to September 30, 2024.
3.    Supplemental Detail for Certain Components of Consolidated Balance Sheets (in thousands):

A.	Accounts receivable, net, consist of the following at:	September 30, 2025	December 31, 2024
	Straight-line rent receivables, net	$828,754	$694,844
	Client receivables, net	177,962	182,824
		$1,006,716	$877,668

B.	Lease intangible assets, net, consist of the following at:	September 30, 2025	December 31, 2024
	In-place leases	$7,579,399	$7,347,301
	Above-market leases	2,247,757	2,203,420
	Accumulated amortization of in-place leases	(3,068,084)	(2,487,302)
	Accumulated amortization of above-market leases	(902,440)	(742,338)
	Other items	2,167	1,911
		$5,858,799	$6,322,992

C.	Other assets, net, consist of the following at:	September 30, 2025	December 31, 2024
	Loans receivable, net	$1,679,710	$828,500
	Financing receivables, net	1,573,668	1,609,044
	Right of use asset - financing leases, net	801,983	653,353
	Right of use asset - operating leases, net	603,527	619,350
	Prepaid expenses	87,313	63,499
	Value-added tax receivable	83,760	48,075
	Interest receivable	41,415	16,071
	Derivative assets and receivables - at fair value	37,991	47,165
	Revolving credit facilities origination costs, net	28,091	7,331
	Restricted escrow deposits	23,582	36,326
	Corporate assets, net	14,627	12,763
	Investment in sales type lease	6,188	6,138
	Impounds related to mortgages payable	2,384	14,218
	Non-refundable escrow deposits	200	225
	Other items	82,915	56,510
		$5,067,354	$4,018,568

D.	Accounts payable and accrued expenses consist of the following at:	September 30, 2025	December 31, 2024
	Notes payable - interest payable	$287,885	$261,605
	Derivative liabilities and payables - at fair value	160,409	81,524
	Property taxes payable	109,827	92,440
	Accrued income taxes	82,804	84,884
	Value-added tax payable	68,394	26,829
	Accrued property expenses	64,794	61,118
	Accrued costs on properties under development	42,301	59,602
	Mortgages, term loans, and credit line - interest payable	1,752	4,584
	Other items	112,094	86,830
		$930,260	$759,416

E.	Lease intangible liabilities, net, consist of the following at:	September 30, 2025	December 31, 2024
	Below-market leases	$2,131,418	$2,119,200
	Accumulated amortization of below-market leases	(603,162)	(483,430)
		$1,528,256	$1,635,770

F.	Other liabilities consist of the following at:	September 30, 2025	December 31, 2024
	Lease liability - operating leases	$439,741	$452,956
	Rent received in advance and other deferred revenue	357,263	352,334
	Lease liability - financing leases	86,250	77,190
	Security deposits	37,565	35,594
	Other items	17,058	5,054
		$937,877	$923,128

4.    Investments in Real Estate
A.    Acquisitions of Real Estate
Below is a summary of our acquisitions for the nine months ended September 30, 2025 (unaudited):

	Number of Properties	Investment ($ in millions)	Weighted Average Lease Term (Years)
Acquisitions
U.S. real estate	108	$703.3	15.4
Europe real estate	46	2,024.0	8.6
Total real estate acquisitions	154	$2,727.3	10.3
Initial weighted average cash yield (1)		7.1%
Real estate properties under development
U.S. real estate	81	$213.7	16.6
Europe real estate	14	135.3	13.0
Total real estate properties under development	95	$349.0	15.2
Initial weighted average cash yield (1)		7.4%
Total (2)	249	$3,076.3	10.9
Initial weighted average cash yield (1)		7.1%
(1)The initial weighted average cash yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property. Since it is possible that a client could default on the payment of base rent (defined as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables), we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above. Contractual net operating income used in the calculation of initial weighted average cash yield includes approximately $3.6 million received as settlement credits as reimbursement of free rent period for the nine months ended September 30, 2025.
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
(2)Our clients occupying the new properties are 77.4% retail and 22.6% industrial based on net operating income. Approximately 30% of the net operating income generated from acquisitions during the nine months ended September 30, 2025 was from investment grade rated clients, their subsidiaries, or affiliated companies at the date of acquisition.
The aggregate purchase price, including properties acquired through takeout financing and reported in properties under development in the table above, was allocated as follows (in millions):

	Acquisitions - USD	Acquisitions - Sterling	Acquisitions - Euro
Land	$119.5	£302.3	€103.9
Buildings and improvements	599.1	424.5	569.9
Lease intangible assets (1)	115.2	109.4	65.9
Other assets (2)	12.1	92.4	7.7
Lease intangible liabilities (3)	(24.3)	(8.0)	(14.8)
Other liabilities (4)	(5.4)	(3.2)	(2.0)
Total	$816.2	£917.4	€730.6
(1)The weighted average amortization period for acquired lease intangible assets is 8.4 years.
(2)USD-denominated other assets consists of $7.3 million of financing receivables allocated to sales-leaseback transactions and $4.8 million of right-of-use assets accounted for as finance leases. Sterling-denominated other assets consists of £88.5 million of right-of-use assets accounted for as finance leases, £3.0 million of financing receivables allocated to sales-leaseback transactions, and £0.9 million of right-of-use assets under long-term ground leases. Euro-denominated other assets consists entirely of €7.7 million of right-of-use assets under long-term ground leases.
(3)The weighted average amortization period for acquired lease intangible liabilities is 13.8 years.
(4)USD-denominated other liabilities consists entirely of $5.4 million of lease liabilities under financing leases. Sterling-denominated other liabilities consists primarily of £2.2 million of lease liabilities under financing leases and £0.7 million of lease liabilities under ground leases. Euro-denominated other liabilities consists primarily of €1.8 million of deferred rent on certain below-market leases.

The properties acquired during the nine months ended September 30, 2025 generated total revenue and net income of $78.6 million and $21.1 million, respectively.
B.    Investments in Existing Properties
During the nine months ended September 30, 2025, we capitalized costs of $88.9 million on existing properties in our portfolio, consisting of $84.0 million for building improvements, $4.6 million for re-leasing costs, and $0.3 million for recurring capital expenditures. In comparison, during the nine months ended September 30, 2024, we capitalized costs of $84.7 million on existing properties in our portfolio, consisting of $78.6 million for building improvements, $5.9 million for re-leasing costs, and $0.2 million for recurring capital expenditures.
C.    Properties with Existing Leases
The value of the in-place and above-market leases is recorded to 'Lease intangible assets, net' on our consolidated balance sheets, and the value of the below-market leases is recorded to 'Lease intangible liabilities, net' on our consolidated balance sheets.
The values of the in-place leases are amortized as depreciation and amortization expense. The amounts amortized to expense for all of our in-place leases for the nine months ended September 30, 2025 and 2024 were $670.6 million and $652.8 million, respectively.
The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue in our consolidated statements of income and comprehensive income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the nine months ended September 30, 2025 and 2024 were $12.6 million and $26.1 million, respectively.
The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles as of September 30, 2025 (in thousands):

	Net increase (decrease) to rental revenue	Increase to amortization expense
2025	$(10,004)	$202,412
2026	(41,527)	735,289
2027	(40,374)	622,389
2028	(31,336)	526,342
2029	(27,459)	451,826
Thereafter	333,639	1,973,057
Total	$182,939	$4,511,315
D.    Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Number of properties	140	92	268	214
Net sales proceeds	$214.8	$249.5	$424.2	$451.4
Gain on sales of real estate	$49.1	$50.6	$110.2	$92.3

5.    Investments in Unconsolidated Entities
The following is a summary of our investments in unconsolidated entities as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	Ownership %	Number of Properties	Carrying Amount (1) of Investment as of		Equity in earnings of unconsolidated entities
					Nine months ended September 30,
	As of September 30, 2025		September 30, 2025	December 31, 2024	2025	2024
Data Center Joint Venture (2)	80.0%	2	$294,681	$299,165	$9,229	$5,130
Bellagio Las Vegas Joint Venture - Common Equity Interest (3)	21.9%	1	258,813	274,057	1,477	(1,523)
Bellagio Las Vegas Joint Venture - Preferred Equity Interest (3)	n/a	n/a	650,000	650,000	—	—
Passport Park Joint Venture (4)	95.0%	3	30,598	6,477	—	—
Industrial Partnerships	n/a	n/a	—	—	—	1,833
Total investment in unconsolidated entities			$1,234,092	$1,229,699	$10,706	$5,440
(1)As of September 30, 2025, the total carrying amount of the investments exceeded the underlying equity in net assets (i.e., basis difference) by $8.2 million. This basis difference is primarily due to the capitalized interest related to the data center and passport park development joint ventures.
(2)The joint venture with Digital Realty Trust, Inc. is expanding the capacity of its two data centers for the existing client, and our pro rata share of the estimated costs for this second phase of the development was $229.7 million as of September 30, 2025.
(3)During the nine months ended September 30, 2025 and 2024, we recognized interest income of $39.4 million and $39.5 million, respectively, for 8.1% preferential cumulative distributions, included within 'Other' revenue in our consolidated statements of income and comprehensive income. The unconsolidated entity had total debt outstanding of $3.0 billion as of September 30, 2025, all of which was non-recourse to us with limited customary exceptions.
(4)As of September 30, 2025, we held a 95.0% common equity interest in the joint venture with Trammell Crow Company ("TCC"), with $20.1 million in preferred equity. We have committed to investing an additional $134.1 million for development of three industrial facilities. We are not the primary beneficiary of this VIE because significant activities affecting economic performance are shared. TCC is the managing member, and we do not have substantive kick-out rights. We will continuously evaluate whether we are the primary beneficiary as power to direct significant activities can change during the joint venture's life. Our maximum loss exposure is limited to our common and preferred equity investments and committed funding.

6.     Investments in Loans and Financing Receivables
A.    Loans
The following table presents information about our loans as of September 30, 2025 and December 31, 2024 (dollars in millions):

			September 30, 2025
	Maturity	Interest Rates (1)	Principal	Amortized Cost	Allowance	Carrying Amount (2)
Senior Secured Notes Receivable (3)(4)	October 2029 - July 2031	8.00% - SONIA+5.75%	$1,249.2	$1,239.5	$(22.6)	$1,216.9
Mortgage Loans (5)(6)	June 2028 - September 2038	7.50% - 8.37%	251.1	251.2	(0.1)	251.1
Unsecured and Other Loans (7)	December 2026 - December 2028	10.25% - 11.00%	214.7	214.9	(3.2)	211.7
Total			$1,715.0	$1,705.6	$(25.9)	$1,679.7

			December 31, 2024
	Maturity	Interest Rates	Principal	Amortized Cost	Allowance	Carrying Amount (2)
Senior Secured Notes Receivable	October 2029 - November 2030	8.125% - SONIA+5.75%	$803.7	$797.2	$(11.4)	$785.8
Mortgage Loan	September 2038	8.37%	33.5	33.5	—	33.5
Unsecured Loan	December 2026	11.00%	11.0	10.1	(0.9)	9.2
Total			$848.2	$840.8	$(12.3)	$828.5
(1) As of September 30, 2025, we held three notes that bear variable interests, indexed to Sterling Overnight Indexed Average (“SONIA”).
(2) As of September 30, 2025 and December 31, 2024, the total carrying amount of the investment in loans excluded accrued interest of $39.3 million and $13.8 million, respectively, which is presented in 'Other assets, net' on our consolidated balance sheets.
(3) In July 2025, we acquired EUR-denominated senior secured notes at par value with a principal amount of €100.0 million, equivalent to $117.4 million as of September 30, 2025. The interest-only notes mature in July 2031 and bear interest at a fixed rate of 8.00%.
(4) In July 2025, we acquired GBP-denominated senior secured notes with a principal amount of £200.0 million, equivalent to $268.8 million as of September 30, 2025. The interest-only notes mature in November 2030 and bear interest at SONIA plus a margin ranging from 4.50% to 5.25%, based on the borrower's leverage ratio, and a credit adjustment spread of 0.11%. As of September 30, 2025, the all-in margin was determined to be 5.36%. We paid £197.0 million for the notes and will amortize the discount over the term of the notes.
(5) In June 2025, we invested £121.5 million, equivalent to $163.3 million as of September 30, 2025, in a mortgage loan secured by an office property in London. The interest-only loan bears a fixed interest rate of 7.50% and matures in June 2030. As of September 30, 2025, the remaining additional funding commitments were £20.5 million.
(6) In June 2025, we invested £40.3 million, equivalent to $54.3 million as of September 30, 2025, in a mortgage loan secured by a logistics property in the U.K. The interest-only loan bears a fixed interest rate of 7.50% and matures in June 2028, with one 12-month extension option available. As of September 30, 2025, the remaining additional funding commitments were £8.4 million.
(7) In February 2025, we invested in a $200.0 million loan, maturing in December 2028 with two 12-month extension options. This interest-only loan bears interest at either a cash rate of 10.25% or a payment-in-kind rate of 10.75%. We paid $199.8 million for this loan and incurred $1.1 million in origination costs. The discount and deferred costs are being amortized over the loan term.
B.    Financing Receivables
The following table presents information about our investments in sale-leaseback transactions accounted for as financing receivables in accordance with ASC 842, Leases, as of September 30, 2025 and December 31, 2024 (dollars in millions):

		Carrying Value as of
	Maturity	September 30, 2025	December 31, 2024
Financing receivables, net	2026 - 2050	$1,573.7	$1,609.0
Total		$1,573.7	$1,609.0

C.    Allowance for Credit Losses
The following table summarizes the activity within the allowance for credit losses related to loans and financing receivable for the three and nine months ended September 30, 2025 (in millions):

	Loans Receivable	Financing Receivable	Total
Three months ended September 30, 2025
Allowance for credit losses as of June 30, 2025	$14.8	$87.0	$101.8
Provisions for credit losses (1)	11.3	0.3	11.6
Foreign currency remeasurement	(0.2)	—	(0.2)
Allowance for credit losses as of September 30, 2025	$25.9	$87.3	$113.2

Nine months ended September 30, 2025
Allowance for credit losses as of December 31, 2024	$12.3	$99.2	$111.5
Provisions for credit losses (1)	12.8	19.1	31.9
Write-offs (2)	—	(31.1)	(31.1)
Foreign currency remeasurement	0.8	0.1	0.9
Allowance for credit losses as of September 30, 2025	$25.9	$87.3	$113.2
(1) For the three and nine months ended September 30, 2025, the provisions for credit losses on loans receivable were primarily due to initial expected credit losses on loans acquired during the three months ended September 30, 2025. For the nine months ended September 30, 2025, the increase in credit losses on financing receivables was largely attributable to deterioration in the creditworthiness of certain clients.
(2) For the nine months ended September 30, 2025, write-offs were related to lease amendments made to facilitate a client's reorganization plan.
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
Under the RI Credit Facilities, our investment grade credit ratings as of September 30, 2025 provide for (i) USD borrowings at Secured Overnight Financing Rate (“SOFR”) plus 0.725% and (ii) British Pound Sterling ("GBP") borrowings at the SONIA plus 0.725%, and (iii) EURO ("EUR") borrowings at a benchmark rate selected in accordance with the credit agreement. A revolving credit facility commitment fee of 0.125% is payable on the total commitment amount. The credit agreement also provides flexibility to elect different interest rate tenors or daily rate options for each currency tranche.
As of September 30, 2025, we had a borrowing capacity of $2.7 billion available on our RI Credit Facilities (subject to customary conditions to borrowing) and an outstanding balance of $1.3 billion, including £958.0 million GBP and €31.0 million EUR borrowings. As of December 31, 2024, under our previous revolving credit facility, we had an outstanding balance of $1.1 billion, including £376.0 million GBP and €572.0 million EUR borrowings.
The weighted average interest rate on outstanding borrowings under our RI Credit Facilities was 4.4% during the nine months ended September 30, 2025. The weighted average interest rate on outstanding borrowings under our previous revolving credit facility was 5.4% during the nine months ended September 30, 2024. As of September 30, 2025, the weighted average interest rate on outstanding borrowings under our RI Credit Facilities was 4.6%.

As of September 30, 2025, origination costs of $21.4 million for RI Credit Facilities are included in 'Other assets, net', as compared to $7.3 million related to our previous revolving credit facility as of December 31, 2024, on our consolidated balance sheets. These costs are being amortized over the remaining term of our RI Credit Facilities.
B.    Fund Credit Facilities
In connection with the closing of the RI Credit Facilities, the Fund entered into a newly-established $1.38 billion unsecured credit facility, for which we were a guarantor as of September 30, 2025, and which provides for (a) up to $1.0 billion unsecured revolving credit facility and (b) up to $380.0 million unsecured delayed draw term loan which is available to be drawn for twelve months after April 29, 2025 (the "Closing Date") (collectively, the “Fund Credit Facilities”). The revolving credit facility under the Fund Credit Facilities matures in April 2029 and the delayed draw term loan under the Fund Credit Facilities matures in April 2028. The Fund Credit Facilities also include two six-month extensions for each facility, which can be exercised at our option. The aggregate amount under the Fund Credit Facilities can be increased to up to $2.0 billion pursuant to an accordion expansion feature, which is subject to obtaining lender commitments.
Borrowings under the Fund Credit Facilities bear interest at one-month term SOFR plus 0.725%. A revolving credit facility commitment fee of 0.125% is payable on the total commitment amount. In addition, a commitment fee of 0.20% is payable on undrawn delayed draw term loan commitments.
As of September 30, 2025, we had a borrowing capacity of $1.3 billion available on our Fund Credit Facilities (subject to customary conditions to borrowing) and an outstanding balance of $122.0 million under the unsecured revolving credit facility.
The weighted average interest rate on outstanding borrowings under our Fund Credit Facilities was 6.4% during the nine months ended September 30, 2025. As of September 30, 2025, the weighted average interest rate on outstanding borrowings under our Fund Credit Facilities was 5.5%.
As of September 30, 2025, origination costs of $6.7 million for the Fund Credit Facilities are included in 'Other assets, net' on our consolidated balance sheets, and are being amortized over the remaining term of the facilities. An additional $3.0 million was allocated to the delayed draw term loan arrangement and will not be amortized until the loan is drawn.
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
As of September 30, 2025, the balance of borrowings outstanding under our commercial paper programs totaled $469.4 million, including $210.0 million of U.S. borrowings and €221.0 million of EUR borrowings, compared to $67.3 million outstanding commercial paper borrowings, comprised entirely of €65.0 million of EUR borrowings, as of December 31, 2024. The weighted average interest rate on outstanding borrowings under our commercial paper programs was 2.8% and 4.6% for the nine months ended September 30, 2025 and 2024, respectively. We use our revolving credit facilities as a liquidity backstop for the repayment of the notes issued under the commercial paper programs. The commercial paper borrowings generally carry a term of less than a year.

We regularly review our credit facilities and commercial paper programs and may seek to extend, renew, or replace our credit facilities and commercial paper programs, to the extent we deem appropriate.
D.    Financial Covenants
Our credit facilities are subject to various leverage and interest coverage ratio limitations, and as of September 30, 2025, we were in compliance with the covenants under our credit facilities.
8.    Term Loans
In January 2024, in connection with the Merger, we entered into an amended and restated term loan agreement that replaced Spirit's then-existing term loans with various lenders. Pursuant to the agreement, we borrowed an aggregate of $800.0 million, $300.0 million of which was repaid upon its maturity in August 2025 and $500.0 million of which matures in August 2027. The remaining $500.0 million term loan associated with the Merger is subject to interest rate swaps that fixed the effective interest rate at 3.3%. We also entered into a separate amended and restated term loan agreement pursuant to which we borrowed $500.0 million in aggregate total borrowings which was repaid upon its maturity in June 2025.
We also have a 2023 term loan agreement which allows us to incur up to an aggregate of $1.5 billion in multi-currency borrowings. In January 2024, we entered into interest rate swaps which fix our per annum interest rate at 4.8% until maturity in January 2026. As of September 30, 2025, we had $1.1 billion in multi-currency borrowings, including $90.0 million, £705.0 million, and €85.0 million in outstanding borrowings. Our A3/A- credit ratings provide for a borrowing rate of 80 basis points over the applicable benchmark rate, which includes adjusted SOFR for USD-denominated loans, adjusted SONIA for GBP-denominated loans, and EURIBOR for EUR-denominated loans.
Deferred financing costs were $0.7 million as of September 30, 2025 and are included net of the term loans' principal balance, as compared to $2.2 million as of December 31, 2024 on our consolidated balance sheets. These costs are being amortized over the remaining term of the term loans. As of September 30, 2025, we were in compliance with the covenants contained in the term loans.
9.    Mortgages Payable
During the nine months ended September 30, 2025, we made $44.2 million in principal payments, including the full repayment of three mortgages for $42.9 million. No mortgages were assumed during the nine months ended September 30, 2025.
Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. As of September 30, 2025, we were in compliance with these covenants.
The following table summarizes our mortgages payable as of September 30, 2025 and December 31, 2024 (dollars in millions):

As Of	Number of Properties (1)	Weighted Average Stated Interest Rate	Weighted Average Effective Interest Rate	Weighted Average Remaining Years Until Maturity	Remaining Principal Balance	Unamortized Discount and Deferred Financing Costs Balance, net	Mortgages Payable Balance
September 30, 2025	14	4.9%	5.9%	2.0	$38.3	$(0.2)	$38.1
December 31, 2024	17	4.0%	4.5%	1.4	$81.3	$(0.5)	$80.8
(1)As of September 30, 2025, there were eight mortgages on 14 properties and as of December 31, 2024, there were 11 mortgages on 17 properties. The mortgages require monthly payments with principal payments due at maturity. As of September 30, 2025 and December 31, 2024, all mortgages were at fixed interest rates.

The following table summarizes the maturity of mortgages payable as of September 30, 2025, excluding $0.2 million related to unamortized net discounts and deferred financing costs (dollars in millions):

Year of Maturity	Principal
2025	$0.4
2026	12.0
2027	22.3
2028	1.3
2029	1.3
Thereafter	1.0
Total	$38.3
10.    Notes Payable
A.    General
As of September 30, 2025, our senior unsecured notes and bonds are USD-denominated, GBP-denominated, and EUR-denominated. Foreign-denominated notes are converted at the applicable exchange rate on the balance sheet date. The following are sorted by maturity date (in thousands):

	Maturity Dates	Principal (Currency Denomination)	Carrying Value (USD) as of
			September 30, 2025	December 31, 2024
3.875% Notes due 2025	April 15, 2025	$500,000	$—	$500,000
4.625% Notes due 2025	November 1, 2025	$549,997	549,997	549,997
5.050% Notes due 2026	January 13, 2026	$500,000	500,000	500,000
0.750% Notes due 2026	March 15, 2026	$325,000	325,000	325,000
4.875% Notes due 2026	June 1, 2026	$599,997	599,997	599,997
4.450% Notes due 2026	September 15, 2026	$299,968	299,968	299,968
4.125% Notes due 2026	October 15, 2026	$650,000	650,000	650,000
1.875% Notes due 2027 (1)	January 14, 2027	£250,000	336,045	312,975
3.000% Notes due 2027	January 15, 2027	$600,000	600,000	600,000
3.200% Notes due 2027	January 15, 2027	$299,984	299,984	299,984
1.125% Notes due 2027 (1)	July 13, 2027	£400,000	537,672	500,760
3.950% Notes due 2027	August 15, 2027	$599,873	599,873	599,873
3.650% Notes due 2028	January 15, 2028	$550,000	550,000	550,000
3.400% Notes due 2028	January 15, 2028	$599,816	599,816	599,816
2.100% Notes due 2028	March 15, 2028	$449,994	449,994	449,994
2.200% Notes due 2028	June 15, 2028	$499,959	499,959	499,959
4.700% Notes due 2028	December 15, 2028	$400,000	400,000	400,000
4.750% Notes due 2029	February 15, 2029	$450,000	450,000	450,000
3.250% Notes due 2029	June 15, 2029	$500,000	500,000	500,000
4.000% Notes due 2029	July 15, 2029	$399,999	399,999	399,999
5.000% Notes due 2029 (1)	October 15, 2029	£350,000	470,463	438,165
3.100% Notes due 2029	December 15, 2029	$599,291	599,291	599,291
3.400% Notes due 2030	January 15, 2030	$500,000	500,000	500,000
4.850% Notes due 2030	March 15, 2030	$600,000	600,000	600,000
3.160% Notes due 2030	June 30, 2030	£140,000	188,185	175,266
4.875% Notes due 2030 (1)	July 6, 2030	€550,000	645,524	569,415
1.625% Notes due 2030 (1)	December 15, 2030	£400,000	537,672	500,760
3.250% Notes due 2031	January 15, 2031	$950,000	950,000	950,000
3.200% Notes due 2031	February 15, 2031	$449,995	449,995	449,995
3.375% Notes due 2031 (1)	June 20, 2031	€650,000	762,892	—

	Maturity Dates	Principal (Currency Denomination)	Carrying Value (USD) as of
			September 30, 2025	December 31, 2024
5.750% Notes due 2031 (1)	December 5, 2031	£300,000	403,254	375,570
2.700% Notes due 2032	February 15, 2032	$350,000	350,000	350,000
3.180% Notes due 2032	June 30, 2032	£345,000	463,742	431,906
5.625% Notes due 2032	October 13, 2032	$750,000	750,000	750,000
2.850% Notes due 2032	December 15, 2032	$699,655	699,655	699,655
1.800% Notes due 2033	March 15, 2033	$400,000	400,000	400,000
1.750% Notes due 2033 (1)	July 13, 2033	£350,000	470,463	438,165
4.900% Notes due 2033	July 15, 2033	$600,000	600,000	600,000
5.125% Notes due 2034	February 15, 2034	$800,000	800,000	800,000
2.730% Notes due 2034	May 20, 2034	£315,000	423,417	394,348
5.125% Notes due 2034 (1)	July 6, 2034	€550,000	645,524	569,415
5.875% Bonds due 2035	March 15, 2035	$250,000	250,000	250,000
5.125% Notes due 2035	April 15, 2035	$600,000	600,000	—
3.875% Notes due 2035 (1)	June 20, 2035	€650,000	762,892	—
3.390% Notes due 2037	June 30, 2037	£115,000	154,581	143,969
6.000% Notes due 2039 (1)	December 5, 2039	£450,000	604,881	563,355
5.250% Notes due 2041 (1)	September 4, 2041	£350,000	470,463	438,165
2.500% Notes due 2042 (1)	January 14, 2042	£250,000	336,045	312,975
4.650% Notes due 2047	March 15, 2047	$550,000	550,000	550,000
5.375% Notes due 2054	September 1, 2054	$500,000	500,000	500,000
Total principal amount			$25,087,243	$22,938,737
Unamortized net discounts and deferred financing costs			(305,780)	(281,145)
			$24,781,463	$22,657,592
(1) Interest paid annually. Interest on the remaining senior unsecured notes and bond obligations included in the table is paid semi-annually.
The following table summarizes the maturity of our notes and bonds payable as of September 30, 2025, excluding unamortized net discounts, deferred financing costs (dollars in millions):

Year of Maturity	Principal
2025	$550.0
2026	2,375.0
2027	2,373.6
2028	2,499.8
2029	2,419.8
Thereafter	14,869.0
Total	$25,087.2
As of September 30, 2025, the weighted average interest rate on our notes and bonds payable was 3.9%, and the weighted average remaining years until maturity was 6.2 years.
Interest incurred on the notes and bonds was $244.0 million and $211.4 million for the three months ended September 30, 2025 and 2024, respectively, and $693.4 million and $618.0 million for the nine months ended September 30, 2025 and 2024, respectively.
Our outstanding notes and bonds are unsecured; accordingly, we have not pledged any assets as collateral for these or any other obligations.
The notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. As of September 30, 2025, we were in compliance with these covenants.

B.    Note Issuances
During the nine months ended September 30, 2025, we issued the following notes and bonds (in millions):

2025 Issuances	Date of Issuance	Maturity Date	Principal amount	Price of par value	Effective yield to maturity
5.125% Notes	April 2025	April 2035	$600.0	98.37%	5.337%
3.375% Notes	June 2025	June 2031	€650.0	99.57%	3.456%
3.875% Notes	June 2025	June 2035	€650.0	99.55%	3.930%
C.    Note Repayment
During the nine months ended September 30, 2025, we repaid $500.0 million of outstanding 3.875% senior unsecured notes, plus accrued and unpaid interest, upon maturity.
11.    Noncontrolling Interests
As of September 30, 2025, we have 11 entities with noncontrolling interests that we consolidate, including an operating partnership, Realty Income, L.P., and interests in consolidated property partnerships not wholly-owned by us.
The following table represents the change in the carrying value of all noncontrolling interests through September 30, 2025 (in thousands):

	Realty Income, L.P. units (1)	Other Noncontrolling Interests	Total
Carrying value as of December 31, 2024	$167,803	$43,145	$210,948
Contributions	—	2,041	2,041
Distributions	(6,664)	(2,343)	(9,007)
Allocation of net income	5,260	382	5,642
Carrying value as of September 30, 2025	$166,399	$43,225	$209,624
(1) 2,681,808 units were outstanding as of both September 30, 2025 and December 31, 2024.
As of September 30, 2025, we are considered the primary beneficiary of Realty Income, L.P. and other VIEs. For further information, see note 1, Summary of Significant Accounting Policies.
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

The following tables present the carrying values and estimated fair values of financial instruments as of September 30, 2025 and December 31, 2024 (in millions):

	September 30, 2025
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Loans receivable	$1,679.7	$—	$1,228.5	$469.3
Derivative assets	38.0	—	38.0	—
Total assets	$1,717.7	$—	$1,266.5	$469.3
Liabilities:
Mortgages payable	$38.3	$—	$—	$37.9
Notes and bonds payable	25,087.2	—	23,268.8	1,023.0
Derivative liabilities	160.4	—	160.4	—
Total liabilities	$25,285.9	$—	$23,429.2	$1,060.9

	December 31, 2024
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Loans receivable	$828.5	$—	$791.4	$43.7
Derivative assets	47.2	—	47.2	—
Total assets	$875.7	$—	$838.6	$43.7
Liabilities:
Mortgages payable	$81.3	$—	$—	$80.0
Notes and bonds payable	22,938.7	—	20,665.5	928.0
Derivative liabilities	81.5	—	81.5	—
Total liabilities	$23,101.5	$—	$20,747.0	$1,008.0
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
The following table reflects the carrying amounts and estimated fair values of our financial instruments not measured at fair value on our consolidated balance sheets (in millions):

	September 30, 2025		December 31, 2024
	Carrying value	Fair value	Carrying value	Fair value
Loans receivable	$1,679.7	$1,697.8	$828.5	$835.1
Mortgages payable (1)	$38.3	$37.9	$81.3	$80.0
Notes and bonds payable (1)	$25,087.2	$24,291.7	$22,938.7	$21,593.5
(1) Excludes non-cash net premiums and discounts, and deferred financing costs.
The estimated fair values of our mortgage loan receivable, unsecured and other loans, private senior secured loans receivable, mortgages payable, and private senior notes payable have been calculated by discounting the future cash flows using an interest rate based upon the relevant input, such as forward interest rate curve, plus an applicable credit-adjusted spread. Because this methodology includes unobservable inputs that reflect our own internal assumptions and calculations, the measurement of estimated fair values related to the named financial instruments are categorized as level 3 of the fair value hierarchy.

The estimated fair values of our publicly-traded senior secured loans receivable, publicly-traded senior notes and bonds payable are based upon indicative market prices and recent trading activity of each financial instrument. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to these financial instruments is categorized as level 2 of the fair value hierarchy. The fair value estimation of secured loans receivable that are not publicly traded similarly incorporates less observable, market-corroborated inputs.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 on the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, as of September 30, 2025 and December 31, 2024, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified as level 2. For more details on our derivatives, see note 13, Derivative Instruments.
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
The following table summarizes our provisions for impairment on real estate investments during the periods indicated below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Carrying value prior to impairment	$257.5	$133.8	$708.1	$488.7
Less: total provisions for impairment of real estate	(75.4)	(33.1)	(315.1)	(208.6)
Carrying value after impairment	$182.1	$100.7	$393.0	$280.1

Number of properties:
Classified as held for sale	60	11	67	13
Classified as held for investment	13	26	82	93
Sold	24	24	123	59
The valuation of impaired assets is determined by using valuation techniques including applying a capitalization rate to estimated net operating income of a property, analysis of recent comparable sales transactions and purchase offers received from third parties, which are level 3 inputs. We may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of such real estate. Estimating future cash flows is highly subjective and estimates can differ materially from actual results.

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
Derivatives Designated as Hedging Instruments - Net Investment Hedges
To mitigate the foreign currency exchange rate variations associated with our investment in EUR-denominated foreign operations, we may enter into derivative instruments, such as cross-currency swaps that qualify as net investment hedges under the criteria prescribed in accordance with ASC 815-20, Hedging - General. We use the spot method of assessing hedge effectiveness and apply the consistent election to the excluded component by recognizing changes in the fair value of the hedging instruments attributable to the excluded component in the same manner as described above. Any difference between the change in the fair value of the excluded components and the amounts recognized in earnings is reported in other comprehensive income as part of the foreign cumulative translation adjustment. The gain or loss on the portion of the derivative instruments included in the assessment of effectiveness is reported in other comprehensive income as part of the 'Foreign currency translation adjustment' line item, to the extent the relationship is highly effective. If our net investment changes during a reporting period, the hedge relationship will be assessed for whether a de-designation is warranted (only if the hedge notional amount is outside of prescribed tolerance). Further, certain EUR-denominated bonds and borrowings under our revolving credit facilities and term loans may also be designated as, and are effective as, net investment hedges. Changes in the value of such borrowings, related to changes in the spot rates, will be recorded in the same manner as foreign currency translation adjustments. As of September 30, 2025, the total principal amount of foreign currency debt obligations designated as net investment hedges was $235.2 million.
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

The following table summarizes the terms and fair values of our derivative financial instruments as of September 30, 2025 and December 31, 2024 (dollars in millions):

Derivative Type	Number of Instruments (1)	Notional Amount as of		Weighted Average Strike Rate (2)	Maturity Date (3)	Fair Value - asset (liability) as of
Derivatives Designated as Hedging Instruments		September 30, 2025	December 31, 2024			September 30, 2025	December 31, 2024
Interest rate swaps (4)	7	$1,380.0	$2,180.0	3.46%	Jan 2026 - Aug 2027	$7.1	$24.3
Cross-currency swaps - Fair Value	3	320.0	320.0	(5)	Oct 2032	(77.2)	(42.2)
Cross-currency swaps - Net Investment	3	280.0	280.0	(6)	Oct 2032	(68.4)	(37.6)
Foreign currency forwards	54	484.8	349.5	(7)	Oct 2025 - Jul 2027	(9.1)	9.3
		$2,464.8	$3,129.5			$(147.6)	$(46.2)
Derivatives not Designated as Hedging Instruments
Currency exchange swaps	8	$2,984.5	$1,725.3	(8)	Oct 2025 - Dec 2025	$25.5	$11.8
Cross-currency swaps	5	400.0	–	(9)	Feb 2029	$(0.3)	$—
		$3,384.5	$1,725.3			$25.2	$11.8
Total of all Derivatives		$5,849.3	$4,854.8			$(122.4)	$(34.4)
(1)This column represents the number of instruments outstanding as of September 30, 2025.
(2)Weighted average strike rate is calculated using the notional value as of September 30, 2025.
(3)This column represents maturity dates for instruments outstanding as of September 30, 2025.
(4)We have seven variable-to-fixed interest rate swaps on our term loans that are designated as cash flow hedges.
(5)USD fixed rate of 5.625% and EUR weighted average fixed rate of 4.681%.
(6)USD fixed rate of 5.625% and EUR weighted average fixed rate of 4.716%.
(7)Weighted average forward GBP-USD exchange rate of 1.32.
(8) Weighted average exchange rates of 0.87 for EUR-GBP, 1.36 for GBP-USD, and 4.29 for EUR-Polish Zloty.
(9) USD fixed rate of 3.950% and GBP weighted average fixed rate of 4.392%.
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

The following table summarizes the amount of unrealized gain (loss) on derivatives and foreign currency translation adjustments in other comprehensive income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2025	2024	2025	2024
Interest rate swaps	$(1,172)	$(30,051)	$(13,313)	$(18,206)
Foreign currency forwards	17,226	(17,414)	(18,393)	(17,947)
Interest rate swaptions	108	640	(1,895)	2,284
Total derivatives in cash flow hedging relationships	$16,162	$(46,825)	$(33,601)	$(33,869)
Derivatives in Fair Value Hedging Relationships
Cross-currency swaps - Fair Value	$2,331	$351	$10,005	$3,641
Total derivatives in fair value hedging relationships	$2,331	$351	$10,005	$3,641
Total unrealized gain (loss) on derivatives, net	$18,493	$(46,474)	$(23,596)	$(30,228)
Derivatives and Non-derivatives in Net Investment Hedging Relationships
Cross-currency swaps - Net Investment	$1,748	$(12,715)	$(32,239)	$(1,094)
Foreign currency debt	219	(2,232)	(20,528)	(2,232)
Total unrealized loss recorded in foreign currency translation adjustment	$1,967	$(14,947)	$(52,767)	$(3,326)
The following table summarizes the amount of gain (loss) on derivatives reclassified from AOCI (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships	Location of (Decrease) Increase Recognized in Income	2025	2024	2025	2024
Interest rate swaps	Interest	$2,262	$8,316	$8,454	$25,836
Foreign currency forwards	Foreign currency and derivative (loss) gain, net	(4,758)	739	(10,480)	4,419
Interest rate swaptions	Interest	51	82	236	(827)
Total derivatives in cash flow hedging relationships		$(2,445)	$9,137	$(1,790)	$29,428
Derivatives in Fair Value Hedging Relationships
Cross-currency swaps - Fair Value	Foreign currency and derivative (loss) gain, net	$22	$98	$(107)	$1,097
Total derivatives in fair value hedging relationships		$22	$98	$(107)	$1,097
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps - Net Investment (excluded component)	Foreign currency and derivative (loss) gain, net	$482	$549	$1,294	$2,356
Total derivatives in net investment hedging relationships		$482	$549	$1,294	$2,356
Net (decrease) increase to net income		$(1,941)	$9,784	$(603)	$32,881
We expect to reclassify $5.9 million from AOCI as a decrease to interest expense relating to interest rate swaps and $9.7 million from AOCI as an increase to foreign currency gain relating to foreign currency forwards within the next twelve months.

The following table details our foreign currency and derivative (loss) gain, net included in income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Realized foreign currency and derivative gain (loss), net:
Gain (loss) on the settlement of undesignated derivatives	$11,138	$(34,164)	$(67,447)	$(54,548)
(Loss) gain on the settlement of designated derivatives reclassified from AOCI	(4,759)	1,386	(9,050)	7,872
Gain (loss) on the settlement of transactions with third parties	3,310	(18)	2,808	(33)
Total realized foreign currency and derivative gain (loss), net	$9,689	$(32,796)	$(73,689)	$(46,709)
Unrealized foreign currency and derivative (loss) gain, net:
Gain (loss) on the change in fair value of undesignated derivatives	$26,523	$(28,915)	$13,402	$(23,369)
(Loss) gain on remeasurement of certain assets and liabilities	(39,030)	60,039	50,536	72,963
Total unrealized foreign currency and derivative (loss) gain, net	$(12,507)	$31,124	$63,938	$49,594
Total foreign currency and derivative (loss) gain, net	$(2,818)	$(1,672)	$(9,751)	$2,885
14.    Lessor Operating Leases
As of September 30, 2025, we owned or held interests in 15,542 properties. Of the 15,542 properties, 15,205, or 97.8%, are single-client properties, and the remainder are multi-client properties. As of September 30, 2025, 204 properties were available for lease or sale. The majority of our leases are accounted for as operating leases.
As of September 30, 2025, most of the properties in our portfolio were leased under net lease agreements where our client pays or reimburses us for property taxes and assessments and carries insurance coverage for public liability, property damage, fire, and extended coverage.
Rent based on a percentage of our clients' gross sales, or percentage rent, for the three months ended September 30, 2025 and 2024 was $4.0 million and $3.1 million, respectively. Percentage rent for the nine months ended September 30, 2025 and 2024 was $12.6 million and $10.8 million, respectively.
15.    Stockholders' Equity
A.Common Stock
We pay monthly distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for the periods indicated below:

	Nine months ended September 30,
Month	2025	2024
January	$0.2640	$0.2565
February	0.2640	0.2565
March	0.2680	0.2565
April	0.2685	0.2570
May	0.2685	0.2570
June	0.2685	0.2625
July	0.2690	0.2630
August	0.2690	0.2630
September	0.2690	0.2630
Total	$2.4085	$2.3350
As of September 30, 2025, a distribution of $0.2695 per common share was payable and was paid in October 2025.

B.    At-the-Market ("ATM") Program
Under our current ATM program, we may offer and sell up to 120.0 million shares of common stock (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE under the ticker symbol "O" at prevailing market prices or at negotiated prices. Upon settlement, subject to certain exceptions, we may elect, in our sole discretion, to cash settle or net share settle all or any portion of our obligations under any forward sale agreement, in which cases we may not receive any proceeds (in the case of cash settlement) or will not receive any proceeds (in the case of net share settlement), and we may owe cash (in the case of cash settlement) or shares of our common stock (in the case of net share settlement) to the relevant forward purchaser. As of September 30, 2025, we had 14.2 million shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
The following table outlines common stock issuances pursuant to our ATM programs (dollars in millions, shares in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Shares of common stock issued under the ATM program (1)	5,557	4,309	27,938	13,913
Gross proceeds	$319.7	$268.4	$1,580.4	$815.3
Sales agents' commissions and other offering expenses	(4.9)	(1.8)	(18.6)	(5.4)
Net proceeds	$314.8	$266.6	$1,561.8	$809.9
(1) During the three and nine months ended September 30, 2025, 13.1 million and 41.3 million shares were sold, respectively. As of September 30, 2025, 15.1 million shares of common stock subject to forward sale confirmations have been executed, but not settled, at a weighted average initial gross price of $58.12 per share. We currently expect to fully settle forward sale agreements outstanding by December 31, 2025, representing $864.2 million in net proceeds, for which the weighted average forward price as of September 30, 2025 was $57.17 per share.
C.    Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
Our DRSPP provides our common stockholders with a convenient and economical method of purchasing our common stock and reinvesting their distributions. It also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26.0 million common shares to be issued. As of September 30, 2025, we had 10.6 million shares remaining for future issuance under our DRSPP program.
The following table outlines common stock issuances pursuant to our DRSPP program (dollars in millions, shares in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Shares of common stock issued under the DRSPP program	51	44	158	159
Gross proceeds	$2.9	$2.6	$8.8	$8.8

16.    Common Stock Incentive Plan
The amount of share-based compensation costs recognized in 'General and administrative' in our consolidated statements of income and comprehensive income was $7.7 million and $6.4 million during the three months ended September 30, 2025 and 2024, respectively, and $21.7 million and $22.9 million during the nine months ended September 30, 2025 and 2024, respectively.
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
A.    Restricted Stock and Restricted Stock Units
During the nine months ended September 30, 2025, we granted a total of 324,459 shares of restricted stock and restricted stock units under the 2021 Plan. This amount included 32,688 shares granted to the independent members of our Board of Directors in connection with our annual awards in May 2025.
Restricted stock and restricted stock units granted to employees vest over a service period not exceeding four years, while those granted to directors vest over a period of up to three years based on each director's years of service, and are subject to the director’s continued service through each applicable vesting date.
As of September 30, 2025, the remaining unamortized share-based compensation expense related to restricted stock awards and units totaled $25.0 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and conditions of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.
B.    Performance Shares
During the nine months ended September 30, 2025, we granted 285,242 performance shares, as well as dividend equivalent rights, to our executive officers. The performance shares are earned based on our Total Shareholder Return (“TSR”) performance relative to select industry indices and peer groups as well as achievement of certain operating metrics, and vest 50% as of the date of which the plan administrator determines the achievement of the applicable goals during the applicable three-year performance period and the remaining 50% on January 1 of the following year, subject to continued service.
As of September 30, 2025, the remaining share-based compensation expense related to the performance shares totaled $26.0 million. The performance shares are recognized on a tranche-by-tranche basis over the service period. The fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model.

17.    Net Income per Common Share
The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation (shares in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Weighted average shares used for the basic net income per share computation	913,949	870,665	902,935	858,679
Incremental shares from share-based compensation	794	525	701	442
Dilutive effect of forward ATM offerings	444	862	374	341
Weighted average shares used for diluted net income per share computation	915,187	872,052	904,010	859,462
Unvested shares from share-based compensation that were anti-dilutive	17	72	17	151
Weighted average partnership common units convertible to common shares that were anti-dilutive	2,682	1,922	2,682	1,838
Weighted average forward ATM offerings that were anti-dilutive	—	488	23	477
18.    Supplemental Disclosures of Cash Flow Information
The following table summarizes our supplemental cash flow information during the periods indicated below (in thousands):

	Nine months ended September 30,
	2025	2024
Supplemental disclosures:
Cash paid for interest	$810,632	$732,123
Cash paid for income taxes	$67,050	$29,818
Non-cash activities:
Net decrease in fair value of derivatives	$(88,060)	$(44,050)
Term loans assumed at fair value	$—	$1,300,000
Notes payable assumed at fair value	$—	$2,481,486
Issuance/conversion of common partnership units of Realty Income, L.P.	$—	$47,253
The following table provides a reconciliation of 'Cash and cash equivalents' reported on our consolidated balance sheets to the total of the cash, cash equivalents, and restricted cash reported within our consolidated statements of cash flows (in thousands):

	September 30, 2025	September 30, 2024
Cash and cash equivalents shown in the consolidated balance sheets	$417,173	$396,956
Restricted escrow deposits (1)	23,582	37,317
Impounds related to mortgages payable (1)	2,384	13,604
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$443,139	$447,877
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
The CODM assesses performance and decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. Our significant segment expenses include consolidated expense categories presented in our consolidated statements of income and comprehensive income, as well as additional significant segment expense categories reported within 'Property (including reimbursements)' and 'General and administrative' expense captions, as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Property expenses (excluding reimbursements)	$24,104	$17,806	$63,405	$53,736
Cash G&A expenses (1)	$47,320	$35,468	$126,684	$104,861
(1) Represents 'General and administrative' expenses as presented in our consolidated statements of income and comprehensive income, less share-based compensation costs.
Other segment items included in consolidated net income consist of 'Gain on sales of real estate' and 'Other income, net', as presented in our consolidated statements of income and comprehensive income.
B.    Geographic Information
The following table disaggregates domestic and international revenue by major asset types and geographic regions (in thousands):

	Three months ended September 30,
	2025				2024
	U.S.	U.K.	Other (1)	Total	U.S.	U.K.	Other (1)	Total
Retail	$892,108	$161,040	$51,810	$1,104,958	$844,330	$132,123	$31,527	$1,007,980
Industrial	193,018	17,574	8,754	219,346	190,034	12,161	—	202,195
Other (2)	61,451	747	—	62,198	60,972	6	—	60,978
Rental (including reimbursements)	$1,146,577	$179,361	$60,564	$1,386,502	$1,095,336	$144,290	$31,527	$1,271,153
Other revenue				84,050				59,762
Total revenue				$1,470,552				$1,330,915

	Nine months ended September 30,
	2025				2024
	U.S.	U.K.	Other (1)	Total	U.S.	U.K.	Other (1)	Total
Retail	$2,614,542	$454,710	$138,416	$3,207,668	$2,513,959	$372,644	$98,782	$2,985,385
Industrial	586,652	41,819	13,291	641,762	558,267	36,044	—	594,311
Other (2)	185,080	3,237	—	188,317	184,348	6	—	184,354
Rental (including reimbursements)	$3,386,274	$499,766	$151,707	$4,037,747	$3,256,574	$408,694	$98,782	$3,764,050
Other revenue				223,688				166,793
Total revenue				$4,261,435				$3,930,843
(1) Other includes rental revenue generated from all other European countries we operate in.
(2) Other includes all other property types in our portfolio.

No individual client’s revenue represented more than 10% of our total revenue for each of the three and nine months ended September 30, 2025 and 2024.
Long-lived assets include items such as property, plant, equipment and right-of-use assets subject to operating and finance leases. The following table disaggregates domestic and international total long-lived assets (in millions):

	September 30, 2025				December 31, 2024
	U.S.	U.K.	Other (1)	Total	U.S.	U.K.	Other (1)	Total
Long-lived assets	$42,442.5	$9,083.6	$2,649.1	$54,175.2	$43,186.5	$7,485.6	$1,617.7	$52,289.8
Remaining assets				17,103.8				16,545.2
Total assets				$71,279.0				$68,835.0
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
As of September 30, 2025, we had $796.5 million of commitments under construction contracts related to development projects, which have estimated rental revenue commencement dates between October 2025 and December 2027. In addition, as of September 30, 2025, we had commitments of $40.5 million for tenant improvements, recurring capital expenditures, and non-recurring building improvements.
21.    Subsequent Events
A.     Dividends
In October 2025, we declared a dividend of $0.2695 per share to our common stockholders, which will be paid in November 2025.
B. ATM Forward Offerings
As of November 3, 2025, we had outstanding forward sale agreements under our ATM program for a total of 17.7 million shares of common stock, representing expected net proceeds of approximately $1.0 billion (assuming full physical settlement of such agreements), of which 2.6 million shares were sold in October 2025.
C. Private Fund Business
We recently launched a perpetual life fund, raising $716.0 million of equity commitments from institutional investors. On October 1, 2025, capital calls of $486.4 million were made on these commitments.
D. Notes Issuance
In October 2025, we issued $400.0 million of 3.950% senior unsecured notes due February 2029 (the "2029 notes") and $400.0 million of 4.500% senior unsecured notes due February 2033 (the "2033 notes"). The public offering price for the 2029 notes was 99.412% of the principal amount for an effective yield to maturity of 4.143%, and the public offering price for the 2033 notes was 98.871% of the principal amount for an effective yield to maturity of 4.685%. Interest on the 2029 and the 2033 notes is paid semi-annually.

Item 2:                              Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the documents incorporated by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this quarterly report, the words “estimated,” “anticipated,” “expect,” “believe,” “intend,” “continue,” “should,” “may,” “likely,” “plans,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include discussions of our business and portfolio including management thereof; our platform; growth strategies, investment pipeline and intentions to acquire or dispose of properties (including geographies, timing, partners, clients and terms); re-leases, re-development and speculative development of properties and expenditures related thereto; operations and results; the announcement of operating results, strategy, plans, and the intentions of management; our share repurchase program; settlement of shares of common stock sold pursuant to forward sale confirmations under our At-the-Market (“ATM”) program; dividends, including the amount, timing and payments of dividends; and macroeconomic and other business trends, including interest rates and trends in the market for long-term leases of freestanding, single-client properties. Forward-looking statements are subject to risks, uncertainties, and assumptions about us, which may cause our actual future results to differ materially from expected results. Some of the factors that could cause actual results to differ materially are, among others, our continued qualification as a real estate investment trust; general domestic and foreign business, economic, or financial conditions; competition; fluctuating interest and currency rates; inflation and its impact on our clients and us; access to debt and equity capital markets and other sources of funding (including the terms and partners of such funding); volatility and uncertainty in the credit and financial markets; other risks inherent in the real estate business including our clients' solvency, client defaults under leases, increased client bankruptcies, potential liability relating to environmental matters, illiquidity of real estate investments (including rights of first refusal or rights of first offer), and potential damages from natural disasters; impairments in the value of our real estate assets; volatility and changes in domestic and foreign laws and the application, enforcement or interpretation thereof (including with respect to tax laws and rates); property ownership through co-investment ventures, funds, joint ventures, partnerships and other arrangements which, among other things, may transfer or limit our control of the underlying investments; epidemics or pandemics; the loss of key personnel; the outcome of any legal proceedings to which we are a party or which may occur in the future; acts of terrorism and war; and the anticipated benefits from mergers, acquisitions, co-investment ventures, funds, joint ventures, partnerships and other arrangements.
Additional factors that may cause risks and uncertainties include those risks described in our Annual Report on Form 10-K for the year ended December 31, 2024, including those discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this report and in our other filings with the Securities and Exchange Commission (the "SEC").
Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are not guarantees of future plans and performance and speak only as of the date this quarterly report was filed with the SEC. Past operating results and performance are provided for informational purposes and are not a guarantee of future results. There can be no assurance that historical trends will continue. Actual plans and operating results may differ materially from what is expressed or forecasted in this quarterly report and forecasts made in the forward-looking statements discussed in this quarterly report might not materialize. We do not undertake any obligation to update forward-looking statements or publicly release the results of any forward-looking statements that may be made to reflect events or circumstances after the date these statements were made.
OVERVIEW
Realty Income (NYSE: O), an S&P 500 company, is real estate partner to the world's leading companies®. Founded in 1969, we serve our clients as a full-service real estate capital provider. As of September 30, 2025, we have a portfolio of over 15,500 properties in all 50 states of the United States ("U.S."), the United Kingdom ("U.K."), and seven other countries in Europe. We are known as “The Monthly Dividend Company®” and have a mission to invest in people and places to deliver dependable monthly dividends that increase over time. Since our founding, we have declared 664 consecutive monthly dividends and are a member of the S&P 500 Dividend Aristocrats® index for having increased our dividend for over 30 consecutive years.
As of September 30, 2025, we owned or held interests in 15,542 properties, with approximately 349.2 million square feet of leasable space leased to 1,647 clients doing business in 92 separate industries. Of the 15,542 properties in our portfolio as of September 30, 2025, 15,205, or 97.8%, were single-client properties, and the remaining were multi–client properties. Our total portfolio of 15,542 properties as of September 30, 2025 had a weighted average remaining lease term (excluding rights to extend a lease at the option of the client) of approximately 8.9 years. Total portfolio annualized base rent (defined as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables) on our leases as of September 30, 2025 was $5.22 billion.
As of September 30, 2025, approximately 31.5% of our total portfolio annualized base rent comes from properties leased to our investment grade clients, their subsidiaries or affiliated companies. As of September 30, 2025, our top 20 clients (based on percentage of total portfolio annualized base rent) represented approximately 36.2% of our annualized base rent and 10 of these clients have investment grade credit ratings or are subsidiaries or affiliates of investment grade companies. Approximately 91% of our annualized retail base rent as of September 30, 2025, is derived from our clients with a service, non-discretionary, and/or low price point component to their business.
Unless otherwise specified, references to rental revenue in the Management's Discussion and Analysis of Financial Condition and Results of Operations are exclusive of reimbursements from clients for recoverable real estate taxes and operating expenses totaling $82.5 million and $74.3 million for the three months ended September 30, 2025 and 2024, respectively, and $257.3 million and $227.6 million for the nine months ended September 30, 2025 and 2024, respectively.
RECENT DEVELOPMENTS
Increases in Monthly Dividends to Common Stockholders
We have continued our 56-year history of paying monthly dividends by increasing the dividend five times during 2025. As of October 2025, we have paid 112 consecutive quarterly dividend increases and increased the dividend 132 times since our listing on the New York Stock Exchange (“NYSE”) in 1994.

2025 Dividend increases	Month Declared	Month Paid	Monthly Dividend per share	Increase per share
1st increase	Dec 2024	Jan 2025	$0.2640	$0.0005
2nd increase	Feb 2025	Mar 2025	$0.2680	$0.0040
3rd increase	Mar 2025	Apr 2025	$0.2685	$0.0005
4th increase	Jun 2025	Jul 2025	$0.2690	$0.0005
5th increase	Sep 2025	Oct 2025	$0.2695	$0.0005
The dividends paid per share during the nine months ended September 30, 2025 totaled $2.4085, as compared to $2.3350 during the nine months ended September 30, 2024, an increase of $0.074, or 3.1%.
The monthly dividend of $0.2695 per share represents a current annualized dividend of $3.234 per share, and an annualized dividend yield of 5.3% based on the last reported sale price of our common stock on the NYSE of $60.79 on September 30, 2025. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.
Investments
During the three months ended September 30, 2025, we invested $1.4 billion at an initial weighted average cash yield of 7.7%, including investments in 123 properties, properties under development or expansion, unconsolidated entities, and loans.
During the nine months ended September 30, 2025, we invested $3.9 billion at an initial weighted average cash yield of 7.5%, including investments in 252 properties, properties under development or expansion, unconsolidated entities, and loans.
See notes 4, Investments in Real Estate, 5, Investments in Unconsolidated Entities, and 6, Investments in Loans and Financing Receivables, to the consolidated financial statements for further details.
Dispositions
During the three months ended September 30, 2025, we sold 140 properties with total net proceeds received of $214.8 million.
During the nine months ended September 30, 2025, we sold 268 properties with total net proceeds received of $424.2 million.

Equity Capital Raising
During the three months ended September 30, 2025, we raised $322.7 million of proceeds from the sale of common stock at a weighted average price of $57.54 per share, primarily through the settlement of 5.6 million shares of common stock under our ATM program. As of November 3, 2025, we had outstanding forward sale agreements under our ATM program for a total of 17.7 million shares of common stock, representing expected net proceeds of approximately $1.0 billion (assuming full physical settlement of such agreements), of which 2.6 million shares were sold in October 2025.
Credit Facilities
In April 2025, we closed on the recast and expansion of our multi-currency unsecured credit facilities totaling $5.38 billion, including a $1.38 billion unsecured facility for the Fund. See note 7, Credit Facilities and Commercial Paper Programs, to the consolidated financial statements for further details.
Note Issuances
In October 2025, we issued $400.0 million of 3.950% senior unsecured notes due February 2029 (the "2029 notes") and $400.0 million of 4.500% senior unsecured notes due February 2033 (the "2033 notes").
In June 2025, we issued €650.0 of 3.375% senior unsecured notes due June 2031 (the “2031 notes”), and €650.0 of 3.875% senior unsecured notes due June 2035 (the “2035 notes”).
In April 2025, we issued $600.0 million of 5.125% senior unsecured notes due April 2035.
See note 10, Notes Payable, and note 21, Subsequent Events, to the consolidated financial statements for further details.
Portfolio Discussion
Leasing Results
As of September 30, 2025, we had 204 properties available for lease or sale out of 15,542 properties in our portfolio, which represents a 98.7% occupancy rate based on the number of properties in our portfolio. Our property-level occupancy rate excludes properties with ancillary leases only, such as cell towers and billboards, and properties with possession pending, and includes properties owned by unconsolidated joint ventures. Below is a summary of our portfolio activity for the periods indicated below:

Three months ended September 30, 2025
Properties available for lease as of June 30, 2025	212
Lease expirations (1)	340
Re-leases to same client	(225)
Re-leases to new client	(17)
Vacant dispositions	(106)
Properties available for lease as of September 30, 2025	204

Nine months ended September 30, 2025
Properties available for lease as of December 31, 2024	205
Lease expirations (1)	939
Re-leases to same client	(678)
Re-leases to new client	(43)
Vacant dispositions	(219)
Properties available for lease as of September 30, 2025	204
(1)Includes scheduled and unscheduled expirations (including leases rejected in bankruptcy), as well as future expirations resolved in the periods indicated above.
During the three months ended September 30, 2025, the new annualized base rent on re-leased units was $70.65 million, as compared to the previous annual rent of $68.29 million on the same units, representing a rent recapture rate of 103.5% on the re-leased units.
During the nine months ended September 30, 2025, the new annualized base rent on re-leased units was $213.70 million, as compared to the previous annual rent of $206.40 million on the same units, representing a rent recapture rate of 103.5% on the re-leased units.

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
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2025, we had $3.5 billion of liquidity, which consists of cash and cash equivalents of $417.2 million, $864.2 million of expected net proceeds from the settlement of outstanding forward sale agreements under our ATM program (assuming full physical settlement of such agreements), and $2.2 billion of availability under our $4.0 billion credit facilities (excluding availability under our $1.38 billion fund credit facility), net of $1.3 billion of borrowing on the credit facilities and after deducting $469.4 million in borrowings under our commercial paper programs. We use our revolving credit facilities as a liquidity backstop for the repayment of the notes issued under our commercial paper programs.
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
•Additional borrowings under our credit facilities or commercial paper programs, which are backstopped by our credit facilities;
•Short-term loans;
•Asset dispositions; and
•Credit investment repayments.
In addition to these sources of liquidity, we recently launched a perpetual life fund, raising $716.0 million of equity commitments from institutional investors. We expect that this initiative will provide additional capital to support our growth objectives and enhance our liquidity position.

We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity are sufficient to meet our liquidity needs for the next twelve months. We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facilities and commercial paper programs.
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
Capitalization
As of September 30, 2025, our total capitalization was $85.4 billion. Total capitalization consisted of $56.1 billion of common equity (based on the September 30, 2025 closing price on the NYSE of $60.79 and assuming the conversion of 2.7 million common units of Realty Income, L.P.), and total outstanding borrowings of $29.3 billion on our credit facilities, commercial paper, term loans, mortgages payable, and senior unsecured notes and bonds and our proportionate share of unconsolidated entities' debt (excluding unamortized deferred financing costs, discounts, and premiums).
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
ATM Program
During the nine months ended September 30, 2025, we settled approximately 27.9 million shares of common stock previously sold pursuant to forward sale agreements through our ATM program for approximately $1.6 billion of net proceeds. As of September 30, 2025, we had outstanding forward-sale agreements under our ATM program for a total of 15.1 million shares of common stock, representing approximately $864.2 million in expected net proceeds, which have been executed at a weighted average price of $57.17 per share (assuming full physical settlement of all outstanding shares of common stock, subject to such forward sale agreements and certain assumptions made with respect to settlement dates). Additionally, as of September 30, 2025, we had 14.2 million shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
Debt Financing Activities
As of September 30, 2025, our total outstanding borrowings of credit facilities, commercial paper, term loans, mortgages payable, and senior unsecured notes and bonds were $28.7 billion, with a weighted average maturity of 5.6 years and a weighted average interest rate of 3.9%. As of September 30, 2025, approximately 93% of our total debt was fixed rate debt. See notes 7 through 10 to the consolidated financial statements for additional information about our outstanding debt, along with our debt financing activities during the nine months ended September 30, 2025 below.
Term Loan Redemptions
In August 2025, we repaid our $300.0 million unsecured term loan in full upon maturity, plus $0.3 million in accrued and unpaid interest.
In June 2025, we repaid our $500.0 million unsecured term loan in full upon maturity, plus $2.3 million in accrued and unpaid interest.
Mortgage Repayments
During the nine months ended September 30, 2025, we made $44.2 million in principal payments, including the full repayment of three mortgages for $42.9 million.

Note Issuances
In October 2025, we issued $400.0 million of 3.950% senior unsecured notes due February 2029 and $400.0 million of 4.500% senior unsecured notes due February 2033.
In June 2025, we issued €650.0 million of 3.375% senior unsecured notes due June 2031 and €650.0 million of 3.875% senior unsecured notes due June 2035.
In April 2025, we issued $600.0 million of 5.125% senior unsecured notes due April 2035.
Note Repayments
In November 2025, we repaid $550.0 million of outstanding 4.625% senior unsecured notes, plus accrued and unpaid interest, upon maturity.
In April 2025, we repaid $500.0 million of outstanding 3.875% senior unsecured notes, plus accrued and unpaid interest, upon maturity.
Credit Facilities
In April 2025, we entered into new $4.0 billion unsecured multicurrency revolving credit facilities, to amend and restate our previous $4.25 billion unsecured revolving credit facility. Our new revolving credit facilities consist of (a) a $2.0 billion unsecured multicurrency revolving credit facility, consisting of two tranches, that will mature in April 2027 and (b) a $2.0 billion unsecured multicurrency revolving credit facility, consisting of two tranches, that will mature in April 2029 (collectively, the “RI Credit Facilities”). The RI Credit Facilities also include two six-month extensions for each facility, which can be exercised at our option. As of September 30, 2025, we had a borrowing capacity of $2.7 billion available on our RI Credit Facilities (subject to customary conditions to borrowing) and an outstanding balance of $1.3 billion.
In connection with the closing of the RI Credit Facilities, the Fund entered into a newly-established $1.38 billion unsecured credit facility, for which we are a guarantor, which provides for (a) an up to $1.0 billion unsecured revolving credit facility and (b) an up to $380.0 million unsecured delayed draw term loan which is available to be drawn for twelve months after April 29, 2025 (the "Closing Date") (collectively, the “Fund Credit Facilities”). The revolving credit facility under the Fund Credit Facilities matures in April 2029 and the delayed draw term loan under the Fund Credit Facilities matures in April 2028. The Fund Credit Facilities also include two six-month extensions for each facility, which can be exercised at our option. The aggregate amount under the Fund Credit Facilities can be increased to up to $2.0 billion pursuant to an accordion expansion feature, which is subject to obtaining lender commitments. As of September 30, 2025, we had a borrowing capacity of $1.3 billion available on our Fund Credit Facilities (subject to customary conditions to borrowing) and an outstanding balance of $122.0 million.
Note Covenants
The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on accounting principles generally accepted in the United States of America ("U.S. GAAP"), are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants and are not measures of our liquidity or performance. The actual amounts as of September 30, 2025, are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	41.9%
Limitation on incurrence of secured debt	< 40% of adjusted assets	0.2%
Debt service and fixed charge coverage (trailing 12 months) (1)	> 1.5x	4.6x
Maintenance of total unencumbered assets	> 150% of unsecured debt	239.5%
(1) Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any Debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our Debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters and subject to certain additional adjustments. Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of the first day of four-quarter period, nor does it purport to reflect our debt service coverage ratio for any future period. Fixed charge coverage is calculated in the same manner as the debt service coverage. The following is our calculation of debt service and fixed charge coverage as of September 30, 2025 (in thousands, for trailing twelve months):

Net income attributable to the Company	$962,116
Plus: interest expense, excluding the amortization of deferred financing costs	1,088,336
Plus: provision for taxes	83,648
Plus: depreciation and amortization	2,495,436
Plus: provisions for impairment	489,891
Plus: pro forma adjustments	188,216
Less: gain on sales of real estate	(135,196)
Income available for debt service, as defined	$5,172,447
Total pro forma debt service charge	$1,113,987
Debt service and fixed charge coverage ratio	4.6x
Credit Agency Ratings
The borrowing interest rates under our revolving credit facilities are based upon our ratings assigned by credit rating agencies. As of September 30, 2025, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook and Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook. In addition, we were assigned the following ratings on our commercial paper as of September 30, 2025: Moody's Investors Service has assigned a rating of P-2 and Standard & Poor's Ratings Group has assigned a rating of A-2.
Based on our credit rating agency ratings as of September 30, 2025, our credit facilities provide for (i) USD borrowings at Secured Overnight Financing Rate (“SOFR”) plus 0.725% and (ii) British Pound Sterling ("GBP") borrowings at the SONIA plus 0.725%, and (iii) EURO ("EUR") borrowings at a benchmark rate selected in accordance with the credit agreement. A revolving credit facility commitment fee of 0.125% is payable on the total commitment amount. The credit agreement also provides flexibility to elect different interest rate tenors or daily rate options for each currency tranche.
Borrowings under the Fund Credit Facilities bear interest at SOFR plus 0.725%. A revolving credit facility commitment fee of 0.125% is payable on the total commitment amount. In addition, a commitment fee of 0.20% is payable on undrawn delayed draw term loan commitments beginning 91 days after the Closing Date.
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

Material Cash Requirements
The following table summarizes the maturity of each of our obligations as of September 30, 2025 (in millions):

	2025	2026	2027	2028	2029	Thereafter	Total
Credit Facilities (1)	$—	$—	$978.6	$—	$467.5	$—	$1,446.1
Commercial Paper (2)	469.4	—	—	—	—	—	469.4
Unsecured Term Loans	—	1,137.4	500.0	—	—	—	1,637.4
Mortgages Payable	0.4	12.0	22.3	1.3	1.3	1.0	38.3
Senior Unsecured Notes and Bonds	550.0	2,375.0	2,373.6	2,499.8	2,419.8	14,869.0	25,087.2
Interest (3)	266.1	996.4	876.5	758.0	702.6	3,411.2	7,010.8
Ground Leases Paid by the Company (4)	2.8	18.5	12.0	9.8	11.0	488.3	542.4
Ground Leases Paid by Our Clients (5)	8.1	32.4	30.5	27.6	25.3	337.3	461.2
Other (6)	173.3	587.9	66.0	5.7	—	4.1	837.0
Total	$1,470.1	$5,159.6	$4,859.5	$3,302.2	$3,627.5	$19,110.9	$37,529.8
(1) The initial terms of the RI Credit Facilities expire in April 2027 and April 2029 and include, at our option, two six-month extensions. The initial term of the revolving credit facility under the Fund Credit Facilities expires in April 2029 and includes, at our option, two six-month extensions.
(2) Commercial paper programs outstanding were $469.4 million, maturing between October 2025 and November 2025.
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
(6) “Other” consists of $796.5 million of commitments under construction contracts, $40.5 million for tenant improvements, recurring capital expenditures, and non-recurring building improvements.
Investments in Unconsolidated Entities
As of September 30, 2025, our pro-rata share of secured debt of unconsolidated entities was approximately $659.2 million.
DIVIDEND POLICY
Distributions are paid monthly to holders of shares of our common stock.
Distributions are paid monthly to the limited partners holding common units of Realty Income, L.P., each on a per unit basis that is equal to the amount paid per share to our common stockholders (subject to the adjustment factor applicable to those units at the time of such distribution).
In order to maintain our status as a real estate investment trust ("REIT") for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2024, our cash distributions to common stockholders totaled $2.69 billion, or approximately 120.1% of our taxable income of $2.24 billion. Certain measures are available to us to reduce or eliminate our tax exposure as a REIT, and accordingly, no provision for U.S. federal income taxes, other than our taxable REIT subsidiaries (each, a "TRS"), has been made. Our taxable income reflects non-cash deductions for depreciation and amortization. Our taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance. We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our cash on hand and funds from operations are sufficient to support our current level of cash distributions to our stockholders. We distributed $2.409 per share to stockholders during the nine months ended September 30, 2025, representing 75.5% of our diluted Adjusted Funds from Operations Available to Common Stockholders ("AFFO") per share of $3.19.
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

Distributions of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to stockholders as ordinary income, except to the extent that we recognize capital gains and declare a capital gains dividend, or that such amounts constitute “qualified dividend income” subject to a reduced rate of tax. The maximum tax rate of non-corporate taxpayers for “qualified dividend income” is generally 20%. In general, dividends payable by REITs are not eligible for the reduced tax rate on qualified dividend income, except to the extent that certain holding requirements have been met with respect to the REIT’s stock and the REIT’s dividends are attributable to dividends received from certain taxable corporations (such as our TRSs) or to income that was subject to tax at the corporate or REIT level (for example, if we distribute taxable income that we retained and paid tax on in the prior taxable year). However, non-corporate stockholders, including individuals, generally may deduct up to 20% of dividends from a REIT, other than capital gain dividends and dividends treated as qualified dividend income.
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
RESULTS OF OPERATIONS
The following is a comparison of our results of operations for the three and nine months ended September 30, 2025 and 2024.
Total Revenue
The following summarizes our total revenue (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
Rental (excluding reimbursements)	$1,303,985	$1,196,805	$107,180	$3,780,428	$3,536,420	$244,008
Rental (reimbursements)	82,517	74,348	8,169	257,319	227,630	29,689
Other	84,050	59,762	24,288	223,688	166,793	56,895
Total revenue	$1,470,552	$1,330,915	$139,637	$4,261,435	$3,930,843	$330,592

Rental Revenue (excluding reimbursements)
The table below summarizes the increase in rental revenue (excluding reimbursements) in the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three months ended September 30,
	Number of Properties	2025	2024	Change
Properties acquired during 2025 & 2024	620	$90,319	$19,756	$70,563
Same store rental revenue (1)	14,482	1,162,326	1,146,892	15,434
Constant currency adjustment (2)	N/A	(225)	(6,402)	6,177
Properties sold during and prior to 2025	578	1,031	13,913	(12,882)
Straight-line rent and other non-cash adjustments	N/A	8,754	7,507	1,247
Vacant rents, development and other (3)	440	36,931	40,517	(3,586)
Other excluded revenue (4)	N/A	28,516	(170)	28,686
Revenue from unconsolidated entities (6)	N/A	(25,220)	(26,767)	1,547
Revenue attributable to noncontrolling interests (7)	N/A	1,553	1,559	(6)
Total		$1,303,985	$1,196,805	$107,180

	Nine months ended September 30,
	Number of Properties	2025	2024	Change
Properties acquired during 2025 & 2024	620	$221,567	$33,549	$188,018
Same store rental revenue (1)	14,482	3,477,268	3,432,682	44,586
Constant currency adjustment (2)	N/A	(25,426)	(27,039)	1,613
Properties sold during and prior to 2025	578	9,977	53,927	(43,950)
Straight-line rent and other non-cash adjustments	N/A	19,199	18,201	998
Vacant rents, development and other (3)	440	110,779	109,308	1,471
Other excluded revenue (4)	N/A	38,494	15,890	22,604
Less: Spirit rental revenue (5)	N/A	—	(47,047)	47,047
Revenue from unconsolidated entities (6)	N/A	(76,093)	(57,728)	(18,365)
Revenue attributable to noncontrolling interests (7)	N/A	4,663	4,677	(14)
Total		$3,780,428	$3,536,420	$244,008
(1)The same store rental revenue percentage increased by 1.3% for both the three and nine months ended September 30, 2025 as compared to the same periods in 2024.
(2)For purposes of comparability, same store rental revenue is presented on a constant currency basis using the exchange rate as of September 30, 2025.
(3)Relates to the aggregate of (i) rental revenue from 319 properties that were available for lease during part of 2025 or 2024 for the three and nine months ended September 30, 2025, respectively and (ii) rental revenue for 121 properties under development or completed developments that do not meet our same store pool definition for the three and nine months ended September 30, 2025, respectively.
(4)"Other excluded revenue" primarily consists of reimbursements related to lease termination fees and other settlement income.
(5)Amounts for the nine months ended September 30, 2024 represent rental revenue from Spirit properties, which were not included in our financial statements prior to the close of the merger with Spirit on January 23, 2024.
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
Of the 17,009 in-place leases in the portfolio, 13,760, or 80.9%, were under leases that provide for increases in rents through: base rent increases tied to inflation (typically subject to ceilings), percentage rent based on a percentage of the clients’ gross sales, fixed increases, or a combination of two or more of the aforementioned rent provisions.

Rent based on a percentage of our clients' gross sales, or percentage rent, was $4.0 million and $3.1 million for the three months ended September 30, 2025 and 2024, respectively. Rent based on a percentage of our clients' gross sales, or percentage rent, was $12.6 million and $10.8 million for the nine months ended September 30, 2025 and 2024, respectively. Percentage rent represents less than 1% of rental revenue.
As of September 30, 2025, our portfolio of 15,542 properties was 98.7% leased with 204 properties available for lease or sale, as compared to 98.7% leased with 196 properties available for lease as of September 30, 2024. It has been our experience that approximately 1% to 4% of our property portfolio will be available for lease at any given time; however, it is possible that the number of properties available for lease or sale could increase in the future, given the nature of economic cycles and other unforeseen global events.
Rental Revenue (reimbursements)
A number of our leases provide for contractually obligated reimbursements from clients for recoverable real estate taxes and operating expenses. Contractually obligated reimbursements by our clients increased by $8.2 million and $29.7 million for the three and nine months ended September 30, 2025 as compared to the same period in 2024, primarily due to higher reimbursable property taxes and maintenance due to growth in our portfolio.
Other Revenue
The following summarizes our total other revenue (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
Interest income on financing receivables	$32,309	$31,337	$972	$96,652	$92,711	$3,941
Interest income on loans and preferred equity investments	50,612	27,691	22,921	124,242	71,791	52,451
Other	1,129	734	395	2,794	2,291	503
	$84,050	$59,762	$24,288	$223,688	$166,793	$56,895
Total other revenue increased by $24.3 million and $56.9 million for the three and nine months ended September 30, 2025 as compared to the same periods in 2024, respectively, primarily due to higher interest income on loans due to growth in our loan portfolio.
Expenses
The following summarizes our total expenses (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
Depreciation and amortization	$631,981	$602,339	$29,642	$1,888,765	$1,788,973	$99,792
Interest	294,482	261,261	33,221	846,680	748,806	97,874
Property (excluding reimbursements)	24,104	17,806	6,298	63,405	53,736	9,669
Property (reimbursements)	82,517	74,348	8,169	257,319	227,630	29,689
General and administrative	55,039	41,869	13,170	148,412	127,781	20,631
Provisions for impairment	86,972	96,920	(9,948)	346,924	282,867	64,057
Merger, transaction, and other costs, net	13,343	8,610	4,733	13,953	105,468	(91,515)
Total expenses	$1,188,438	$1,103,153	$85,285	$3,565,458	$3,335,261	$230,197
Total revenue (1)	$1,388,035	$1,256,567		$4,004,116	$3,703,213
General and administrative expenses as a percentage of total revenue (1)	4.0%	3.3%		3.7%	3.5%
Property expenses (excluding reimbursements) as a percentage of total revenue (1)	1.7%	1.4%		1.6%	1.5%
(1) Excludes client reimbursements.

Depreciation and Amortization
Depreciation and amortization increased by $29.6 million and $99.8 million for the three and nine months ended September 30, 2025 as compared to the same periods in 2024, respectively, primarily due to the acquisitions of properties in 2024 and 2025, which were partially offset by property dispositions.
Interest Expense
The following is a summary of the components of our interest expense (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
Interest on our revolving credit facilities, commercial paper, term loans, mortgages, senior unsecured notes and bonds, and interest rate swaps	$288,614	$258,877	$29,737	$834,633	$752,109	$82,524
Credit facility commitment fees	1,597	1,358	239	4,433	4,043	390
Amortization of debt origination and deferred financing costs	7,975	6,001	1,974	21,057	17,694	3,363
Gain on interest rate swaps	(1,835)	(968)	(867)	(5,613)	(4,567)	(1,046)
Amortization of net mortgage discounts (premiums)	74	51	23	211	(18)	229
Amortization of net note discounts (premiums)	1,222	242	980	2,783	(3,883)	6,666
Capital lease obligation	539	532	7	1,596	1,497	99
Interest capitalized	(3,704)	(4,832)	1,128	(12,420)	(18,069)	5,649
Interest expense	$294,482	$261,261	$33,221	$846,680	$748,806	$97,874
Revolving credit facilities, commercial paper, term loans, mortgages and senior unsecured notes and bonds
Average outstanding balances	$28,936,232	$26,240,556	$2,695,676	$28,226,288	$25,708,806	$2,517,482
Weighted average interest rates	3.98%	4.03%		3.95%	3.99%
Interest expense increased by $33.2 million, or 12.7%, and $97.9 million, or 13.1%, for the three and nine months ended September 30, 2025 as compared to the same periods in 2024, respectively, primarily due to higher average borrowings and increased amortization of note premiums and discounts, as well as deferred financing costs, partially offset by lower weighted average interest rates. See notes to the accompanying consolidated financial statements for additional information regarding our indebtedness.
Property Expenses (excluding reimbursements)
Property expenses (excluding reimbursements) consist of costs associated with properties available for lease, non-net-leased properties and general portfolio expenses and include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections and legal fees.
Property expenses (excluding reimbursements) increased by $6.3 million and $9.7 million for the three and nine months ended September 30, 2025 as compared to the same periods in 2024, respectively, primarily due to a greater number and mix of properties available for lease, including more non-retail properties with higher maintenance and security costs.
Property Expenses (reimbursements)
Property expenses (reimbursements) consist of property taxes and operating costs paid on behalf of our clients. Property expenses (reimbursements) increased by $8.2 million and $29.7 million for the three and nine months ended September 30, 2025 as compared to the same periods in 2024, respectively, primarily due to higher reimbursable property taxes and maintenance due to growth in our portfolio.
General and Administrative Expenses
General and administrative expenses increased by $13.2 million and $20.6 million for the three and nine months ended September 30, 2025 as compared to the same periods in 2024, respectively, primarily due to higher employee costs and professional fees as we continue to invest in our people and our platform.

Provisions for Impairment
The following table summarizes our provisions for impairment during the periods indicated below (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
Provisions for impairment of real estate	$75,391	$33,151	$42,240	$315,063	$208,552	$106,511
Provisions for credit losses	11,581	63,769	(52,188)	31,861	74,315	(42,454)
Provisions for impairment	$86,972	$96,920	$(9,948)	$346,924	$282,867	$64,057
Provisions for impairment of real estate increased by $42.2 million and $106.5 million during the three and nine months ended September 30, 2025 as compared to the same periods in 2024, respectively, due primarily to properties that were sold or are more likely than not to be sold in the next twelve months as well as properties leased to clients in bankruptcy.
Provisions for credit losses decreased by $52.2 million and $42.5 million during the three and nine months ended September 30, 2025 as compared to the same periods in 2024, primarily due to lower credit losses recognized on financing receivables for distressed clients accounted for under sales leaseback transactions.
Merger, Transaction, and Other Costs, Net
During the three and nine months ended September 30, 2025, we incurred $13.3 million and $14.0 million, respectively, of merger, transaction, and other costs, net consisting primarily of placement fees incurred in fundraising for the Fund.
During the three and nine months ended September 30, 2024, we incurred $8.6 million and $105.5 million, respectively, of merger, transaction, and other costs, net consisting primarily of transaction and integration-related costs related to Spirit and $5.1 million for each of the respective periods related to the lease termination of a legacy corporate facility.
Gain on Sales of Real Estate
The following summarizes our property dispositions (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
Number of properties sold	140	92	48	268	214	54
Net sales proceeds	$214,792	$249,461	$(34,669)	$424,206	$451,365	$(27,159)
Gain on sales of real estate	$49,107	$50,563	$(1,456)	$110,210	$92,290	$17,920
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
Foreign currency and derivative (loss) gain, net was a loss of $2.8 million and $9.8 million for the three and nine months ended September 30, 2025, compared to a loss of $1.7 million and a gain of $2.9 million for the same periods in 2024, respectively, primarily due to the impact of foreign currency fluctuations, largely offset by derivative hedges.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated entities was $3.1 million and $10.7 million for the three and nine months ended September 30, 2025 as compared to $5.1 million and $5.4 million for the same periods in 2024, respectively, primarily attributable to an increase in earnings in our data center development joint venture, which commenced leasing in 2024.

Other Income, Net
Other income, net increased by $5.3 million and $8.3 million for the three and nine months ended September 30, 2025 as compared to the same periods in 2024, respectively, primarily from higher interest earned on cash and cash equivalent balances due to an increase in average daily bank balances, in addition to higher miscellaneous other income.
Income Taxes
Income taxes primarily consist of international income taxes accrued or paid by us and our subsidiaries, as well as state and local taxes. The increase of $8.5 million and $17.0 million in income taxes for the three and nine months ended September 30, 2025 as compared to the same periods in 2024, respectively, is primarily attributable to higher taxable income in the U.K. and Europe and higher state franchise taxes.
Preferred Stock Dividends
The decrease in preferred stock dividends of $2.6 million and $7.8 million for the three and nine months ended September 30, 2025 as compared to the same periods in 2024, respectively, is due to the issuance of Realty Income Series A Preferred Stock during the nine months ended September 30, 2024 in connection with the Merger. In September 2024, we redeemed all 6.9 million shares of Realty Income Series A Preferred Stock outstanding.

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

The following is a reconciliation of net income (which we believe is the most comparable U.S. GAAP measure) to Adjusted EBITDAre and Annualized Pro Forma EBITDAre calculations for the periods indicated below (dollars in thousands):

	Three months ended September 30,
	2025		2024
Net income	$317,674		$271,124
Interest	294,482		261,261
Income taxes	23,824		15,355
Depreciation and amortization	631,981		602,339
Provisions for impairment	86,972		96,920
Merger, transaction, and other costs, net	13,343		8,610
Gain on sales of real estate	(49,107)		(50,563)
Foreign currency and derivative loss, net	2,818		1,672
Proportionate share of adjustments from unconsolidated entities	19,692		20,340
Quarterly Adjusted EBITDAre	$1,341,679		$1,227,058
Annualized Adjusted EBITDAre (1)	$5,366,716		$4,908,232
Annualized Pro Forma Adjustments	$17,724		$29,347
Annualized Pro Forma Adjusted EBITDAre	$5,384,440		$4,937,579
Total debt per the consolidated balance sheets, excluding deferred financing costs and net premiums and discounts	$28,678,459		$26,437,045
Proportionate share of unconsolidated entities debt, excluding deferred financing costs	659,190		659,190
Less: Cash and cash equivalents	(417,173)		(396,956)
Net Debt (2)	$28,920,476		$26,699,279
Net Debt/Annualized Adjusted EBITDAre	5.4	x	5.4	x
Net Debt/Annualized Pro Forma Adjusted EBITDAre	5.4	x	5.4	x
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

	Three months ended September 30,
	2025	2024
Annualized pro forma adjustments from investments acquired or stabilized	$56,951	$32,378
Annualized pro forma adjustments from investments disposed	(39,227)	(3,031)
Annualized Pro Forma Adjustments	$17,724	$29,347

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
The following summarizes our FFO and Normalized FFO (in millions, except per share data):

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
FFO available to common stockholders	$981.1	$854.9	14.8%	$2,874.5	$2,569.7	11.9%
FFO per common share (1)	$1.07	$0.98	9.2%	$3.18	$2.99	6.4%
Normalized FFO available to common stockholders	$994.4	$863.5	15.2%	$2,888.4	$2,675.2	8.0%
Normalized FFO per common share (1)	$1.09	$0.99	10.1%	$3.19	$3.11	2.6%
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

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable U.S. GAAP measure) to FFO and Normalized FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income available to common stockholders	$315,771	$261,781	$762,505	$648,281
Depreciation and amortization	631,981	602,339	1,888,765	1,788,973
Depreciation of furniture, fixtures and equipment	(711)	(672)	(1,853)	(1,905)
Provisions for impairment of real estate	75,391	33,151	315,063	208,552
Gain on sales of real estate	(49,107)	(50,563)	(110,210)	(92,290)
Proportionate share of adjustments for unconsolidated entities	9,003	9,652	24,343	20,706
FFO adjustments allocable to noncontrolling interests	(1,278)	(762)	(4,160)	(2,575)
FFO available to common stockholders	$981,050	$854,926	$2,874,453	$2,569,742
FFO allocable to dilutive noncontrolling interests	2,346	1,467	7,188	4,402
Diluted FFO	$983,396	$856,393	$2,881,641	$2,574,144

FFO available to common stockholders	$981,050	$854,926	$2,874,453	$2,569,742
Merger, transaction, and other costs, net (1)	13,343	8,610	13,953	105,468
Normalized FFO available to common stockholders	$994,393	$863,536	$2,888,406	$2,675,210
Normalized FFO allocable to dilutive noncontrolling interests	2,346	1,467	7,188	4,402
Diluted Normalized FFO	$996,739	$865,003	$2,895,594	$2,679,612

FFO per common share, basic and diluted	$1.07	$0.98	$3.18	$2.99
Normalized FFO per common share:
Basic	$1.09	$0.99	$3.20	$3.12
Diluted	$1.09	$0.99	$3.19	$3.11
Distributions paid to common stockholders	$737,859	$687,144	$2,177,133	$1,999,858
FFO after distributions	$243,191	$167,782	$697,320	$569,884
Normalized FFO after distributions	$256,534	$176,392	$711,273	$675,352
Weighted average number of common shares used for FFO and Normalized FFO:
Basic	913,949	870,665	902,935	858,679
Diluted	917,869	873,974	906,692	861,300
(1)During the three and nine months ended September 30, 2025, we incurred $13.3 million and $14.0 million, respectively, of merger, transaction, and other costs, consisting primarily of placement fees incurred in fundraising for the U.S. Private Fund Business.

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS
We define AFFO, a non-GAAP measure, as FFO adjusted for unique revenue and expense items, which we believe are not as pertinent to the measurement of our ongoing operating performance. We define diluted AFFO as AFFO adjusted for dilutive noncontrolling interests.
The following summarizes our AFFO (in millions, except per share data):

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
AFFO available to common stockholders	$992.0	$915.6	8.3%	$2,889.2	$2,699.5	7.0%
AFFO per common share (1)	$1.08	$1.05	2.9%	$3.19	$3.14	1.6%
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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income available to common stockholders	$315,771	$261,781	$762,505	$648,281
Cumulative adjustments to calculate Normalized FFO (1)	678,622	601,755	2,125,901	2,026,929
Normalized FFO available to common stockholders	994,393	863,536	2,888,406	2,675,210
Debt-related non-cash items:
Amortization of net debt discounts and deferred financing costs	9,138	4,861	24,028	9,861
Amortization of acquired interest rate swap value (2)	2,251	3,711	9,517	10,225
Capital expenditures from operating properties:
Leasing costs and commissions	(1,754)	(2,841)	(4,619)	(5,897)
Recurring capital expenditures	(42)	(151)	(282)	(203)
Other non-cash items:
Non-cash change in allowance for credit losses	11,581	63,769	31,861	74,315
Amortization of share-based compensation	7,719	6,401	21,728	22,920
Straight-line rent and expenses, net	(43,474)	(43,930)	(117,512)	(136,377)
Amortization of above and below-market leases, net	10,462	12,973	32,075	41,053
Deferred tax expense	3,829	—	4,138	—
Proportionate share of adjustments for unconsolidated entities	(650)	(2,152)	(2,291)	(1,770)
Excess of redemption value over carrying value of preferred shares redeemed	—	5,116	—	5,116
Other adjustments (3)	(1,465)	4,279	2,146	5,064
AFFO available to common stockholders	$991,988	$915,572	$2,889,195	$2,699,517
AFFO allocable to dilutive noncontrolling interests	2,331	1,467	7,133	4,413
Diluted AFFO	$994,319	$917,039	$2,896,328	$2,703,930
AFFO per common share:
Basic	$1.09	$1.05	$3.20	$3.14
Diluted	$1.08	$1.05	$3.19	$3.14
Distributions paid to common stockholders	$737,859	$687,144	$2,177,133	$1,999,858
AFFO after distributions	$254,129	$228,428	$712,062	$699,659
Weighted average number of common shares used for AFFO:
Basic	913,949	870,665	902,935	858,679
Diluted	917,869	873,974	906,692	861,300
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

PROPERTY PORTFOLIO INFORMATION
As of September 30, 2025, most of the properties in our portfolio were leased under net lease agreements. A net lease typically requires the client to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, clients of our properties typically pay rent increases based on: (1) fixed increases, (2) increases tied to inflation (typically subject to ceilings), or (3) additional rent calculated as a percentage of the clients' gross sales above a specified level.
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
	September 30, 2025	December 31, 2024
Grocery	10.8%	10.1%
Convenience Stores	9.7	10.2
Home Improvement	6.4	6.0
Dollar Stores	6.2	6.4
Restaurants-Quick Service	4.8	4.9
Health and Fitness	4.5	4.3
Drug Stores	4.4	4.7
Automotive Service	4.3	4.5
Restaurants-Casual Dining	3.7	4.0
General Merchandise	3.5	3.2
Gaming	3.1	3.2
Home Furnishings	3.0	2.8
Health Care	2.7	2.7
Sporting Goods	2.4	2.3
Apparel Stores	2.3	2.2
Transportation Services	2.3	2.3
Wholesale Clubs	2.2	2.3
Theaters	2.0	2.1
Entertainment	1.9	1.8
Motor Vehicle Dealerships	1.8	1.8
Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of September 30, 2025 (dollars and square footage in thousands):

Property Type	Number of Properties	Leasable Square Feet (1)	Annualized Base Rent	Percentage of Annualized Base Rent
Retail	14,899	218,413	$4,161,768	79.8%
Industrial	573	121,516	767,750	14.7
Gaming	2	5,053	162,635	3.1
Other (2)	68	4,177	124,447	2.4
Total	15,542	349,159	$5,216,600	100.0%
(1)Represents leasable building square footage and includes our portfolio of unconsolidated joint ventures based on ownership percentage. Excludes 2,962 acres of leased land categorized as agriculture as of September 30, 2025.
(2)"Other" primarily includes 27 properties classified as agriculture with $35.3 million in annualized base rent, 14 properties classified as office with $33.3 million in annualized base rent, 21 properties classified as country clubs with $27.2 million in annualized base rent, and three properties classified as data centers with $24.6 million in annualized base rent, as well as one land parcel under development.
Client Diversification
The following table sets forth the 20 largest clients in our property portfolio, expressed as a percentage of total portfolio annualized base rent, which does not give effect to deferred rent or interest earned on loans and preferred equity investments, as of September 30, 2025:

Client	Number of Leases	Percentage of Portfolio Annualized Base Rent (1)
7-Eleven	807	3.3%
Dollar General	1,788	3.2
Walgreens	402	3.1
Family Dollar	1,258	2.7
Life Time Fitness	42	2.2
EG Group	414	2.0
Wynn Resorts	1	2.0
(B&Q) Kingfisher	69	2.0
FedEx	81	1.8
Asda	41	1.7
Sainsbury's	39	1.5
BJ's Wholesale Club	45	1.5
Tesco	28	1.4
Tractor Supply	242	1.4
CVS Pharmacy	209	1.2
MGM (Bellagio) (2)	1	1.1
LA Fitness	63	1.1
Home Depot	41	1.1
AMC Theatres	39	1.0
Walmart / Sam's Club	62	1.0
Total	5,672	36.2%
(1)Amounts for each client are calculated independently; therefore, the individual percentages may not sum to the total.
(2)Represents our proportionate share of the annualized base rent of the unconsolidated joint venture.

Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the client) and their contribution to total portfolio annualized base rent as of September 30, 2025 (dollars and square footage in thousands):

	Total Portfolio (1)
	Expiring Leases		Annualized Base Rent	Percentage of Annualized Base Rent
Year	Retail	Non-Retail
2025	234	5	$42,930	0.8%
2026	856	41	197,360	3.8
2027	1,627	56	375,876	7.2
2028	1,776	73	421,071	8.2
2029	1,881	48	456,032	8.7
2030	1,278	48	375,726	7.2
2031	881	61	378,108	7.2
2032	1,136	49	324,484	6.2
2033	1,033	27	325,811	6.2
2034	806	34	353,148	6.9
2035	653	24	205,688	3.9
2036	624	25	208,698	4.0
2037	543	23	157,454	3.0
2038	391	24	151,226	2.9
2039	519	7	148,225	2.8
2040-2143	2,098	128	1,094,763	21.0
Total	16,336	673	$5,216,600	100.0%
(1)Leases on our multi-client properties are counted separately in the table above.

Geographic Diversification
The following table sets forth certain geographic information regarding our property portfolio as of September 30, 2025 (square footage in thousands):

Location	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Percentage of Annualized Base Rent
Alabama	502	99%	6,093	1.8%
Alaska	16	100	623	0.2
Arizona	290	99	4,709	1.8
Arkansas	309	100	3,543	0.9
California	379	98	15,006	4.7
Colorado	204	100	3,999	1.2
Connecticut	58	98	2,656	0.6
Delaware	26	96	283	0.1
Florida	1,081	99	13,616	5.2
Georgia	709	99	11,724	3.4
Hawaii	22	100	48	0.1
Idaho	40	100	422	0.2
Illinois	591	100	14,055	4.2
Indiana	481	99	12,325	2.5
Iowa	123	98	4,353	0.7
Kansas	214	100	5,525	1.0
Kentucky	452	100	7,139	1.5
Louisiana	377	100	5,921	1.6
Maine	112	99	1,310	0.5
Maryland	100	99	4,364	1.2
Massachusetts	216	99	7,882	3.8
Michigan	585	99	8,783	2.6
Minnesota	289	100	5,669	1.6
Mississippi	335	100	5,472	1.1
Missouri	436	99	6,765	1.7
Montana	30	100	401	0.2
Nebraska	88	99	1,339	0.3
Nevada	81	100	4,638	1.8
New Hampshire	70	94	1,307	0.4
New Jersey	153	98	2,803	1.3
New Mexico	148	100	2,206	0.7
New York	376	99	6,837	2.6
North Carolina	488	99	10,236	2.5
North Dakota	26	100	597	0.2
Ohio	830	97	23,151	4.2
Oklahoma	390	99	5,663	1.5
Oregon	41	100	703	0.3
Pennsylvania	369	94	7,441	1.9
Rhode Island	34	100	344	0.2
South Carolina	392	99	6,162	1.7
South Dakota	40	98	622	0.2
Tennessee	578	100	9,795	2.4
Texas	1,844	97	35,669	9.6
Utah	56	100	2,617	0.6
Vermont	19	100	175	0.1
Virginia	418	98	9,204	2.5
Washington	83	99	1,846	0.6
West Virginia	110	100	1,099	0.4
Wisconsin	328	100	8,546	1.8
Wyoming	24	100	195	0.1
Puerto Rico	6	100	59	*
U.S. Virgin Islands	1	100	38	*
France	29	100	2,084	0.4
Germany	4	100	190	*
Ireland	22	100	2,406	0.7
Italy	43	100	2,774	0.8
Poland	3	100	3,551	0.5
Portugal	6	100	142	*
Spain	98	100	8,051	1.4
United Kingdom	367	100	33,983	13.9
Total/average	15,542	99%	349,159	100.0%
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
Interest Rates
We are exposed to interest rate changes primarily as a result of our revolving credit facilities and commercial paper programs, term loans, mortgages payable, and long-term notes and bonds used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives, we primarily issue long-term notes and bonds, primarily at fixed rates.
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
The following table presents, by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of September 30, 2025. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes.

Expected Maturity Data
The following tables summarize the maturity of our debt as of September 30, 2025 (dollars in millions):

	Consolidated Fixed Rate Debt				Consolidated Variable Rate Debt				End of Period Interest Rate (3)
Year Principal Due	Unsecured Term Loans	Mortgages Payable	Senior Unsecured Notes and Bonds	Subtotal	RI Credit Facilities	Fund Credit Facilities	Commercial Paper	Total Consolidated Debt Principal	Fixed Rate Debt (4)	Variable Rate Debt
2025	$—	$0.4	$550.0	$550.4	$—	$—	$469.4	$1,019.8	4.63%	3.13%
2026	1,137.4	12.0	2,375.0	3,524.4	—	—	—	3,524.4	4.33%	—%
2027	500.0	22.3	2,373.6	2,895.9	978.6	—	—	3,874.5	2.80%	4.69%
2028	—	1.3	2,499.8	2,501.1	—	—	—	2,501.1	3.19%	—%
2029	—	1.3	2,419.8	2,421.1	345.5	122.0	—	2,888.6	3.96%	4.75%
Thereafter	—	1.0	14,869.0	14,870.0	—	—	—	14,870.0	4.07%	—%
Total (1)	$1,637.4	$38.3	$25,087.2	$26,762.9	$1,324.1	$122.0	$469.4	$28,678.4	3.89%	4.32%
Fair Value (2)	$1,637.4	$37.9	$24,291.7	$25,967.0	$1,324.1	$122.0	$469.4	$27,882.5
(1)Excludes net discounts recorded on mortgages payable, net discounts recorded on notes payable, and deferred financing costs on term loans, mortgages payable, and notes payable.
(2)We base the estimated fair value of our fixed rate mortgages and private senior notes payable as of September 30, 2025, on the relevant forward interest rate curve, plus an applicable credit-adjusted spread. We base the estimated fair value of the publicly traded fixed rate senior notes and bonds as of September 30, 2025, on the indicative market prices and recent trading activity of our senior notes and bonds payable. We believe that the carrying values of the credit facilities, commercial paper borrowings, and term loans reasonably approximate their estimated fair values as of September 30, 2025.
(3)Calculated as the weighted average interest rate as of September 30, 2025. The weighted average interest rates reflect the effective fixed rate for floating rate debt that is fixed through interest rate swaps.
(4)In January 2024, we entered into interest rate swaps on our 2023 term loans, which fixed our per annum interest rate at 4.8% until January 2026. Additionally, in connection with our merger with Spirit in January 2024, we effectively assumed Spirit’s existing term loans and fixed rate swaps, which carry a weighted average fixed interest rate of 3.3% for our 2027 term loan maturing in August 2027.
The table above incorporates only those exposures that exist as of September 30, 2025. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.
As of September 30, 2025, our outstanding mortgages payable, notes, and bonds had fixed interest rates. Interest on our credit facilities and commercial paper borrowings and term loans is variable. However, the variable interest rate feature on our term loans has been mitigated by interest rate swap agreements. As of September 30, 2025, a 1% change in interest rates on our variable-rate debt would change our interest rate costs by $19.2 million.
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

Item 4:                              Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.
Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2025 our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.                              OTHER INFORMATION
Item 1A:                              Risk Factors
You should carefully consider the risks described in "Item 1A, Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, and the risks described in "Item 1A, Risk Factors" in Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. Except as set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2:                              Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents the number and average price of shares purchased during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Dollar Value of Shares that May be Repurchased Under the Program
July 1, 2025 — July 31, 2025	96	$57.80	—	$2,000,000,000
August 1, 2025 — August 31, 2025	2,647	$56.79	—	$2,000,000,000
September 1, 2025 — September 30, 2025	152	$58.79	—	$2,000,000,000
Total	2,895	$56.93	—
(1)All 2,895 shares of common stock purchased during the three months ended September 30, 2025 were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the Realty Income 2021 Incentive Award Plan. The withholding of common stock by us could be deemed a purchase of such common stock.
(2)In February 2025, our Board of Directors authorized a share repurchase program for up to $2.0 billion in shares of our common stock, which will expire in January 2028.
Item 5:                              Other Information
(a) None.
(b) None.
(c) Director and Officer Trading Arrangements
During the three months ended September 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6:                              Exhibits

Exhibit No.	Description
Instruments defining the rights of security holders, including indentures
4.1
Indenture dated as of October 28, 1998 between the Company and The Bank of New York (filed as exhibit 4.1 to the Company’s Form 8-K, filed on October 28, 1998 (File No. 001-13374) and incorporated herein by reference).

4.2
Form of 3.950% Note due 2029 issued on October 6, 2025 (filed as exhibit 4.2 and contained in exhibit 4.4 to the Company's Form 8-K, filed on October 6, 2025 (File No. 001-13374) and incorporated herein by reference).

4.3
Form of 4.500% Note due 2033 issued on October 6, 2025 (filed as exhibit 4.3 and contained in exhibit 4.4 to the Company's Form 8-K, filed on October 6, 2025 (File No. 001-13374) and incorporated herein by reference).

4.4
Officers’ Certificate dated October 6, 2025 pursuant to Sections 201, 301 and 303 of the Indenture dated as of October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing the terms of a new series of debt securities entitled “3.950% Notes due 2029” and a new series of debt securities entitled “4.500% Notes due 2033” and including the forms of debt securities of each such series (filed as exhibit 4.4 to the Company's Form 8-K, filed on October 6, 2025 (File No. 001-13374) and incorporated herein by reference).

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

REALTY INCOME CORPORATION

Date: November 3, 2025	/s/ NEALE REDINGTON
Neale Redington
Senior Vice President, Chief Accounting Officer