Form 10-K
period 2025-12-31
REALTY INCOME CORP
filed 2026-02-25
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
At June 30, 2025, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $52.6 billion based upon the last reported sale price of $57.61 per share on the New York Stock Exchange (“NYSE”) on June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter. The determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination for other purposes.
As of February 20, 2026, there were 932,440,218 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III, Items 10, 11, 12, 13, and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for Realty Income Corporation’s Annual Meeting expected to be held on May 21, 2026, to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K for the year ended December 31, 2025 (this "annual report").

REALTY INCOME CORPORATION
Index to Form 10-K
December 31, 2025

PART I
Item 1:          Business
In this Annual Report on Form 10-K, unless the context otherwise requires, references to “Realty Income,” the “Company,” “we,” “our” or “us” refer to Realty Income Corporation and our subsidiaries.
THE COMPANY
Realty Income (NYSE: O), an S&P 500 company, is real estate partner to the world's leading companies®. Founded in 1969, we serve our clients as a full-service real estate capital provider. As of December 31, 2025, we have a portfolio of over 15,500 properties in all 50 states of the United States ("U.S."), the United Kingdom ("U.K."), and eight other countries in Europe. We are known as “The Monthly Dividend Company®” and have a mission to invest in people and places to deliver dependable monthly dividends that increase over time. Since our listing on the NYSE in 1994, we have had 133 dividend increases and are a member of the S&P 500 Dividend Aristocrats® index for having increased our dividend for over 31 consecutive years.
Our Primary Business Activities
Our primary business is the acquisition, ownership, and active management of freestanding commercial properties leased under long‑term net lease agreements to a diversified base of operators, including a blend of investment grade, investment grade equivalent, and other creditworthy clients. We focus on clients with strong business models, resilient cash flow characteristics, and locations that are strategically important to their operations and aligned with our long‑term investment objectives. These activities are supported by data‑driven analytics that inform client selection, site quality, and portfolio construction.
Under a net lease structure, clients are typically responsible for most or all property-level operating expenses, including real estate taxes, insurance, and maintenance, while we are entitled to receive contractually defined rental payments, many of which include embedded contractual rent escalations. This structure, together with our analytics‑supported underwriting, is designed to generate a stable and predictable revenue stream, provide built‑in growth over time, and reduce our exposure to variable operating costs, contributing to the durability and consistency of our cash flows across market cycles.
Our asset management approach includes ongoing monitoring of client performance, property‑level oversight, proactive leasing and disposition strategies, and maintaining strong client relationships. Together, these capabilities support long‑term occupancy, favorable leasing and releasing outcomes, and help preserve and enhance the value of our portfolio. We use internal analytics to prioritize actions that support occupancy, re‑leasing outcomes, and value creation.
As a net lease real estate investment trust ("REIT"), we finance our business through a combination of long‑term debt, equity, retained cash flow and capital recycling through dispositions. We manage our balance sheet with a focus on maintaining financial flexibility, access to multiple forms of capital, and a conservative leverage profile. These attributes, combined with our scale and cost‑of‑capital advantages, position us to pursue high‑quality investment opportunities and have enabled us to deliver consistent long‑term value to our stockholders.
The Company faces competition from other REITs, businesses and other entities in the acquisition, development and operation of freestanding commercial properties. Many such competitors own or operate properties similar to ours in some of the same areas where our properties are located. See "In order to grow we need to continue to acquire investment properties. The acquisition of investment properties may be subject to competitive pressures." in Item 1A. Risk Factors.
Strategic Growth Initiatives
We pursue growth initiatives that enhance the scale, diversification, and durability of our portfolio while remaining consistent with our investment philosophy and risk management framework. These initiatives include geographic expansion; increased investment in property types with strong growth prospects; real estate investments across the capital structure; expansion of our private capital business through joint ventures, private funds, and other arrangements; and strategic asset management initiatives, which may be pursued individually or concurrently.
Our entry into new growth verticals is subject to a rigorous and deliberate evaluation process. We pursue opportunities where we believe we can leverage our existing platform, operating capabilities, strategy, and investment expertise to generate attractive risk‑adjusted returns over the long term.

Real Estate Investment Strategy - Retail Investment Focus
Retail properties represent a significant portion of our portfolio. Within this category, we primarily target properties that support service-oriented, non-discretionary, and/or low-price-point business models. These uses often provide essential or recurring services and, in our experience, tend to exhibit more resilient demand characteristics across economic cycles. We use predictive analytics to help identify retail formats and locations with durable demand profiles and attractive unit-level economics.
We also prioritize retail clients that have demonstrated resilience to e‑commerce, including through necessity‑based offerings, experiential components, or strong omnichannel strategies that effectively integrate physical locations with digital platforms. We believe these attributes support durable cash flows and long‑term occupancy.
Consistent with this approach, we seek to acquire, invest in, and develop high‑quality real estate that our clients consider important to the successful operation of their businesses. Our strategy emphasizes owning or holding interests in commercial real estate that supports durable, long‑term cash flow and aligns with our net lease model, while allowing for selective expansion where we believe we can enhance returns and diversification. After evaluating strategic considerations, we pursue investments where we believe we can achieve an attractive investment spread relative to our cost of capital and favorable risk‑adjusted returns.
Geographic Expansion
Geographic expansion is an important component of our investment strategy where we believe we can apply our established net lease expertise within markets that provide diversification benefits and attractive long‑term fundamentals. Since our initial entry into the U.K. in 2019, we have successfully grown and scaled our U.K. and European platforms, and as of December 31, 2025, our U.K. and European assets represented approximately 19% of our annualized base rent (as defined in "Property Portfolio Information" below), compared to approximately 14% as of December 31, 2024. This growth reflects our sustained investment activity in the region, with U.K. and Europe representing approximately 60% of our total acquisition volume in 2025.
We believe that our large U.K. and European net lease real estate presence provides us with a meaningful competitive advantage. We have established a fully integrated European platform that we believe would require significant time, scale, capital, and expertise for new entrants to replicate. International expansion has also enhanced our flexibility and optionality, allowing us to dynamically allocate capital across geographies in response to evolving real estate fundamentals and capital market conditions. During 2025, we expanded our portfolio into Poland and the Netherlands, further growing and diversifying our European footprint. Subsequent to year‑end, in January 2026, we made initial investments in Mexico through a joint‑venture with leading global institutional partners. We regularly evaluate additional geographies globally where we believe we can partner with high‑quality clients and operate within legal, regulatory, and real estate market environments that support our long‑term risk‑adjusted return objectives.
Property Type Diversification
In addition to geographic diversification, our investment strategy includes selective expansion across real estate property types where we believe favorable secular tailwinds support durable cash flows and attractive returns. In recent years, this has included greater investment activity in property types such as data centers, gaming, and industrial real estate. We believe demand trends within these sectors support strong internal rates of return while also providing diversification benefits within our overall portfolio.
Real Estate Credit Investments
We also complement our core equity real estate ownership activities with other initiatives, including real estate credit investments and active asset management.
In recent years, we have expanded our investment activities beyond traditional equity ownership to include credit investments across the real estate capital structure. As of December 31, 2025, we held loans and preferred equity interests totaling $3.1 billion, an increase from $1.5 billion as of December 31, 2024. These investments provide attractive risk‑adjusted return profiles and can serve as a natural hedge to the possible impact of rising interest rates on our cost of capital. We also believe that participating in other investment structures and tangential real estate revenue-generating activities deepens our client relationships and supports broader strategic initiatives.
Investment Strategy
We generally seek to invest in properties that exhibit some or all of the following characteristics:
•Located in markets or sites that are important to our clients’ operations;

•Strong demographic attributes or that we believe are profitable for our clients;
•Real estate valuations that approximate replacement costs;
•Rental or lease payments that approximate market rents for comparable properties;
•Can be acquired with the simultaneous execution or assumption of long‑term net lease agreements, providing current income and the potential for future rent growth;
•Leverage long‑standing relationships with clients, sellers, investors, or developers as part of a long‑term strategy; and
•Benefit from our proprietary insights, including locations and geographic markets we expect to remain stable or strengthen over time.
Our internal team sources opportunities through relationships with clients, owners, developers, brokers, and advisors, supported by research, predictive analytics, and analysis of market conditions, industries, client profiles, and location‑level performance trends.
Underwriting Strategy
Our underwriting process incorporates various data-driven tools to evaluate industry trends, client performance, location-level economics, and downside scenarios, which inform both investment selection and structuring decisions. To be considered for acquisition, investments must meet our established underwriting requirements. We evaluate opportunities using one or more of the following criteria:
•Industry, client (including credit), and market conditions;
•Expected financial returns under various scenarios (including default);
•The value of the underlying real estate—based on replacement cost, market rental rates, and alternative-uses—or other collateral supporting the client’s contractual obligations; and
•Store‑level profitability for retail locations, when available, or the importance of the real estate location to the operations of the client’s business.
For real estate investments, we typically own the land and building in which a client conducts business or that is critical to its revenue generation. In our experience, properties that are mission‑critical to a client’s operations are more likely to be retained at lease expiration and, in many cases, renewed on favorable terms, reflecting the strategic importance of the location to the client’s business. Clients are generally highly incentivized to maintain control of profitable or operationally essential locations. As a result, we believe such leases are also less likely to be rejected during a reorganization process, as rejection would terminate the client’s right to use assets that are central to ongoing operations and revenue generation.
If a property were to be rejected during reorganization, we retain ownership of the asset and can re-lease or sell the property, thereby preserving value. We further mitigate risk by monitoring property‑level performance and consider disposition of assets that do not meet our criteria.
Our underwriting process includes comprehensive reviews of the industries and business segments in which our clients operate. Prior to any transaction, our credit research team reviews the client’s credit quality using publicly available filings, industry reports, credit ratings (if any), financial statements, and market data including debt pricing, equity performance, and capitalization trends. This analysis is informed by active and ongoing dialogue with the management teams of our clients, which provides insight into operating performance, capital allocation priorities, and strategic initiatives. We monitor client credit quality on an ongoing basis and provide management with regular, synthesized assessments of credit trends, emerging risks, and portfolio‑level exposures.
As of December 31, 2025, 32.2% of our total portfolio annualized base rent comes from properties leased to our investment grade clients, their subsidiaries or affiliated companies. Our top 20 clients (based on percentage of total portfolio annualized base rent) represented 35.8% of our annualized base rent and 11 of these clients have investment‑grade credit ratings or are subsidiaries or affiliates of investment‑grade companies.
Asset Management Strategy
In addition to pursuing new investment opportunities, we seek to enhance growth and support long‑term dividend performance through the active management of our existing portfolio. Our asset management approach focuses on anticipating client needs, maintaining high occupancy, and optimizing asset‑level performance. We leverage longstanding client relationships, predictive analytics, and other data to inform lease negotiations, renewal strategies, and other value‑enhancing initiatives.

We closely monitor client credit, operating performance, and property‑level conditions to identify emerging risks and opportunities across the portfolio. In situations involving client financial distress or bankruptcy, our asset management team works proactively to preserve and, where possible, enhance cash flow and asset value. Through a combination of early engagement, lease restructuring, negotiated resolutions, and rapid re‑leasing efforts, we have historically achieved favorable rent recapture outcomes on properties impacted by client bankruptcies. We believe our scale, data‑driven insights, and long‑standing market relationships enable us to efficiently resolve these situations and limit disruption to portfolio performance.
For vacant properties, our property management team assumes day‑to‑day operational responsibility to preserve asset quality and control expenses while positioning the property for re‑lease or disposition.
Our asset management efforts are focused on achieving the following objectives:
•Securing rent increases during existing lease terms and at lease expiration, when market conditions permit;
•Optimizing exposure to individual clients, industries, and markets through selective re‑leasing and strategic asset sales;
•Maximizing asset‑level returns on properties that are renewed, re‑leased, or sold;
•Creating additional value within the existing portfolio by pursuing secondary property uses to generate ancillary revenue;
•Implementing economically optimal end‑of‑lease solutions that align with our risk‑adjusted return objectives and support long‑term client relationships; and
•Maintaining asset quality and cost efficiency through active property management across the portfolio, including both occupied and vacant assets.
As part of our ongoing analytics‑driven credit and portfolio monitoring process, we evaluate factors that may affect client performance, industry trends, and the long‑term viability of individual real estate locations. These insights inform our asset‑level decision‑making and support our broader objective of optimizing portfolio returns and enhancing overall credit quality.
In certain cases, early terminations also present an opportunity to capitalize on favorable market conditions when we have immediate or pre‑negotiated re‑leasing solutions in place. When paired with attractive replacement leases, the combination of termination proceeds and accelerated re‑leasing can generate materially higher unlevered returns and incremental value that was not contemplated at the time of the original investment. When appropriate, these negotiated terminations can be both an effective risk‑mitigation tool and a disciplined source of internal growth. During 2025, we recognized approximately $48.9 million in income from lease terminations.
Our disposition strategy is an extension of this active investment management approach and is supported by a variety of data‑driven tools. We seek to enhance portfolio quality and maximize long‑term returns by selectively selling assets when we believe that reinvesting the proceeds is likely to:
•Generate higher risk‑adjusted returns;
•Improve the overall credit quality of our real estate portfolio;
•Extend our weighted average remaining lease term; and/or
•Strategically reduce concentration by client, industry, or geography.
The active management of our portfolio is a core component of our long‑term strategy to maintain high occupancy, enhance diversification, and support consistent, durable cash flow growth.

Predictive Analytics & AI‑Enabled Decisioning
We view operational scale, proprietary data, and proprietary technology as core competitive advantages that strengthen our ability to source, underwrite, and manage a large and diversified net lease portfolio. Since 2019, we have meaningfully expanded our investment in people, systems, and automation to enhance our decision-making, efficiency, and risk management across the full investment lifecycle. Our “One Team” leverages these proprietary capabilities daily, including predictive analytics, a tailored and supplemental enterprise resource planning (“ERP”) platform with source-to-book workflow automation, and robotic process automation (“RPA”) initiatives that support scalability and operating leverage.
A key component of our platform is predictive analytics, which is embedded in our business system and applied to underwriting acquisitions through ongoing portfolio optimization and disposition decisions. Predictive analytics helps us identify opportunities, evaluate investments, monitor asset performance, and proactively manage portfolio risks over time.

Our predictive analytics platform uses machine learning models trained on proprietary financial and leasing data across more than 15,500 properties, combined with millions of external data points stored in our data warehouse. These tools are built and supported by dedicated data science, machine learning engineering, and business analysis teams, enabling us to convert large volumes of data into actionable insights. This technology foundation has supported our evaluation of more than $50 billion in transaction volume to date and reinforces our discipline in underwriting and capital allocation.
Capital Philosophy
A primary objective of Realty Income is to deliver dependable monthly dividends to stockholders that increase over time. To achieve this goal, we make disciplined capital allocation decisions across our investment activities, leasing and re‑leasing efforts, property development, and other capital expenditures—guided by our focus on balance sheet strength, cost‑of‑capital efficiency, and long‑term risk management.
We fund our capital requirements through internally generated cash flow, dispositions, bank debt financing, public and private debt and equity markets, and our private capital business including through joint ventures and other co-investment ventures. While the issuance of common stock has historically been an important component of our capital structure, we continue to broaden and diversify our sources of capital to reduce reliance on the public capital markets. This approach enhances capital availability across market cycles, improves cost‑of‑capital certainty, and increases financial flexibility.
Consistent with this strategy, we look for opportunities to leverage alternative capital sources, including our private capital platform, which enables us to invest alongside third‑party capital while expanding our investable universe, earning recurring asset management fees and retaining economic alignment through shared ownership of high-quality investments. We also utilize joint venture partnerships and structured investments to efficiently access capital, broaden our investor base, and pursue larger or more complex transactions without disproportionately increasing balance sheet leverage.
Our international business further enhances this capital flexibility by providing incremental optionality across geographies, currencies, and capital markets. In many cases, international markets offer more favorable transaction structures, longer lease terms, and more attractive risk‑adjusted returns, which can translate into improved investment economics relative to domestic alternatives. This global presence allows us to allocate capital dynamically, pursue opportunities where terms are most compelling, and maintain discipline across varying market conditions.
Finally, we seek to optimize our liability structure through the evaluation and selective use of long‑term and hybrid debt instruments when they provide an efficient means to reduce our cost of capital, extend maturities, or preserve equity value. These instruments can offer additional balance sheet flexibility and support growth while mitigating risk, without relying solely on common equity issuance.
Human Capital
Our most valuable asset is our people. We believe that prioritizing the growth and development of our employees and the well-being of our communities is important to long-term value creation, business continuity and corporate success. Our commitment to our employees includes investing in our employees’ training and development, recruiting local talent, providing compensation and benefit packages that we believe are competitive with that of our peers and competitors and are fair among employees with similar job functions and work conditions. Our aim is to foster an environment that allows for regular, open communication, in which capable team members have fulfilling careers and are encouraged to make a positive impact on our Company, its operations, business partners, and the communities in which we operate.
We operate as "One Team" and are committed to providing our employees an engaging work environment centered on our values of:
•Do the Right Thing,
•Take Ownership,
•Empower Each Other,
•Celebrate Differences, and
•Give More than We Take.

Recruitment, Development and Retention
Our recruitment, development, and retention strategies are core to our people-centered corporate culture. As of December 31, 2025, our workforce comprises 544 professionals. The majority of our talented team members are recruited and hired from the communities in which we operate, embodying our commitment to local engagement. To broaden our talent acquisition efforts, we have implemented various initiatives, including college and high school internship programs. Our comprehensive approach encompasses a wide range of strategies, such as engaging with affinity associations, and fostering employee referrals. These measures ensure that we continually attract and embrace a diverse pool of qualified candidates. Furthermore, we recognize that internal mobility within our organization unlocks yet another great source of talent. By encouraging our current employees to expand their skills and take on new challenges, we tap into a rich reservoir of potential that enhances our workforce's capabilities and reinforces our corporate culture.
In furtherance of our commitment to the professional growth of our employees, we offer leadership development programs and train on critical topics such as ethics, insider trading, anti-discrimination and harassment, anti-bribery, consumer privacy, cybersecurity, workplace violence prevention, safety, and other Company policies. We provide professional development opportunities for "One Team" members and provide assistance and support to employees who are pursuing job-related licenses, certifications, and continuing education.
Employee retention is vital for maintaining a positive culture and productive workforce. We believe we offer competitive compensation and benefits packages, which play a significant role in our retention. Benefits include medical, dental, and vision coverage for employees and their families, 401(k) or equivalent plans with Company matching opportunity; paid time-off or equivalent vacation; disability and life insurance; and, in years that the Company's performance meets certain goals, the ability to earn equity in the Company subject to applicable vesting periods.
Employee Health, Safety and Wellbeing
We prioritize the health, safety, and wellbeing of our team members. Our wellbeing program is thoughtfully designed to empower employees by fostering personal and professional growth through engaging activities and educational initiatives centered around five key pillars: purpose, social connection, financial health, community engagement, and physical wellness. Our program provides a holistic approach to enhancing overall wellbeing and promotes work-life balance by offering flexible schedules and providing discounted fitness programs, paid family leave, parental leave, onsite lactation rooms, an infant-at-work program, employee health fairs, and an employee assistance program, among other programs and services.
Additional information regarding our human capital programs and initiatives is available in our annual Proxy Statement and Sustainability Report, both of which can be found on our website. Information on our website, including our Sustainability Report, is not incorporated by reference into this annual report.
Government Regulation
General
Compliance with various governmental regulations in the countries in which we operate has an impact on our business, including our capital expenditures, earnings and competitive position, which can be material. We incur costs to monitor and take actions to comply with applicable federal, international, state and local governmental regulations that are applicable to our business, which include, among others, securities laws and regulations, applicable stock exchange requirements, REIT and other tax laws and regulations, environmental and health and safety laws and regulations, zoning, usage and other regulations relating to real property (including related to building performance standards such as, for example, energy, water, and waste efficiency), anti-money laundering and anti-bribery and corruption laws and regulations, data privacy laws and regulations, sanctions restrictions, gaming laws and regulations, and the Americans with Disabilities Act of 1990 ("ADA"). We believe that our properties generally have the necessary permits and approvals needed and are in compliance with applicable laws and regulations in the countries in which we operate.
Environmental Matters
Investments in real property can create potential for environmental liability. Federal, state and local environmental laws and regulations regulate releases of hazardous or toxic substances into the environment. While our clients are generally primarily responsible for compliance with environmental laws and regulations, we as the property owner have faced and can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We can face such liability regardless of our knowledge of the contamination; the timing of the contamination; the cause of the contamination; or the party responsible for the contamination of the property.

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
PROPERTY PORTFOLIO INFORMATION
As of December 31, 2025, most of the properties in our portfolio were leased under net lease agreements. A net lease typically requires the client to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, clients of our properties typically pay rent increases based on: (1) fixed increases, (2) increases tied to inflation (typically subject to ceilings), or (3) additional rent calculated as a percentage of the clients' gross sales above a specified level.
We define total portfolio annualized base rent as the monthly cash base rent for all leases in place as of the end of the period, multiplied by 12, excluding percentage rent. This methodology produces an annualized amount as of a point in time but does not take into consideration future (i) scheduled rent increase, (ii) leasing activity, or (iii) lease expirations, and it excludes properties that were no longer owned and includes the annualized rent from properties acquired during the quarter. Total portfolio annualized base rent has not been reduced to reflect reserves recorded as adjustments to rental revenue under generally accepted accounting principles in the United States, ("U.S. GAAP") in the periods presented.
Top 20 Industry Concentrations
We are engaged in a single business activity, which is the leasing of property to clients, generally on a net lease basis. That business activity spans various geographic boundaries and includes property types and clients engaged in various industries. Even though we have a single segment, we believe our investors continue to view diversification as a key component of our investment philosophy and so we believe it remains important to present certain information regarding our property portfolio classified according to the business of the respective clients, expressed as a percentage of our total portfolio annualized base rent:

	Percentage of Total Portfolio Annualized Base Rent by Industry
	As of
	December 31, 2025	December 31, 2024
Grocery	11.0%	10.1%
Convenience Stores	9.6	10.2
Home Improvement	6.4	6.0
Dollar Stores	6.1	6.4
Restaurants-Quick Service	4.8	4.9
Health and Fitness	4.3	4.3
Drug Stores	4.3	4.7
Automotive Service	4.3	4.5
Restaurants-Casual Dining	3.8	4.0
General Merchandise	3.6	3.2
Gaming	3.1	3.2
Transportation Services	2.9	2.3
Home Furnishings	2.8	2.8
Health Care	2.7	2.7
Apparel Stores	2.6	2.2
Sporting Goods	2.4	2.3
Wholesale Clubs	2.2	2.3
Theaters	1.9	2.1
Entertainment	1.9	1.8
Motor Vehicle Dealerships	1.8	1.8
Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of December 31, 2025 (dollars and square footage in thousands):

Property Type	Number of Properties	Leasable Square Feet (1)	Annualized Base Rent	Percentage of Annualized Base Rent
Retail	14,864	220,031	$4,204,454	79.1%
Industrial	577	125,774	816,509	15.4
Gaming	2	5,053	163,817	3.1
Other (2)	68	4,177	125,747	2.4
Total	15,511	355,035	$5,310,527	100.0%
(1)Represents leasable building square footage and includes our portfolio of unconsolidated joint ventures based on ownership percentage. Excludes 2,962 acres of leased land categorized as agriculture as of December 31, 2025.
(2)"Other" primarily includes 27 properties classified as agriculture with $35.8 million in annualized base rent, 14 properties classified as office with $33.4 million in annualized base rent, 21 properties classified as country clubs with $27.9 million in annualized base rent, and three properties classified as data centers with $24.6 million in annualized base rent, as well as one land parcel under development.
Client Diversification
The following table sets forth the 20 largest clients in our property portfolio, expressed as a percentage of total portfolio annualized base rent, which does not give effect to deferred rent or interest earned on loans and preferred equity investments, as of December 31, 2025:

Client	Number of Leases	Percentage of Portfolio Annualized Base Rent (1)
7-Eleven	812	3.3%
Dollar General	1,797	3.2
Walgreens	400	3.1
Family Dollar	1,257	2.6
Life Time Fitness	41	2.1
EG Group	414	2.0
(B&Q) Kingfisher	70	2.0
Wynn Resorts	1	1.9
FedEx	81	1.8
Asda	41	1.6
Sainsbury's	40	1.5
BJ's Wholesale Club	45	1.5
Tesco	30	1.4
Tractor Supply	243	1.4
CVS Pharmacy	208	1.1
MGM (Bellagio) (2)	1	1.1
Home Depot	41	1.1
Carrefour	37	1.0
LA Fitness	59	1.0
Wal-Mart / Sam's Club	62	1.0
Total	5,680	35.8%
(1)Amounts for each client are calculated independently; therefore, the individual percentages may not sum to the total.
(2)Represents our proportionate share of the annualized base rent of the unconsolidated joint venture.

Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the client) and their contribution to total portfolio annualized base rent as of December 31, 2025 (dollars in thousands):

	Total Portfolio (1)
	Expiring Leases		Annualized Base Rent	Percentage of Annualized Base Rent
Year	Retail	Non-Retail
2026	786	34	$161,167	3.0%
2027	1,624	56	365,516	6.9
2028	1,812	73	427,323	8.0
2029	1,892	49	456,905	8.6
2030	1,311	50	384,014	7.2
2031	1,051	69	425,512	8.0
2032	1,193	49	344,278	6.5
2033	1,041	29	330,573	6.2
2034	822	35	372,971	7.0
2035	698	27	224,277	4.2
2036	637	31	232,394	4.4
2037	541	23	152,997	2.9
2038	395	24	152,450	2.9
2039	524	7	151,560	3.0
2040	402	5	145,740	2.7
2041-2143	1,791	123	982,850	18.5
Total	16,520	684	$5,310,527	100.0%
(1)Leases on our multi-tenant properties are counted separately in the table above.

Geographic Diversification
The following table sets forth certain geographic information regarding our property portfolio as of December 31, 2025 (square footage in thousands):

Location	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Percentage of Annualized Base Rent
Alabama	503	99%	6,082	1.7%
Alaska	16	100	623	0.2
Arizona	288	99	4,698	1.8
Arkansas	310	100	3,565	0.9
California	369	99	14,776	4.6
Colorado	199	99	4,018	1.5
Connecticut	57	100	2,653	0.6
Delaware	26	96	283	0.1
Florida	1,075	99	13,443	5.1
Georgia	707	99	11,690	3.4
Hawaii	22	100	48	0.1
Idaho	40	100	422	0.2
Illinois	587	100	13,967	4.0
Indiana	482	99	12,324	2.4
Iowa	122	99	4,363	0.7
Kansas	206	100	5,344	0.9
Kentucky	448	100	6,968	1.5
Louisiana	375	100	5,924	1.6
Maine	112	99	1,310	0.5
Maryland	100	99	4,364	1.2
Massachusetts	214	99	7,870	3.7
Michigan	582	100	8,801	2.5
Minnesota	287	97	5,667	1.6
Mississippi	334	100	5,469	1.1
Missouri	429	99	6,547	1.6
Montana	31	100	411	0.2
Nebraska	87	99	1,341	0.3
Nevada	81	100	4,967	1.9
New Hampshire	69	96	1,296	0.4
New Jersey	153	97	2,803	1.2
New Mexico	148	100	2,225	0.7
New York	377	99	6,857	2.5
North Carolina	490	99	10,300	2.5
North Dakota	26	100	597	0.2
Ohio	828	98	22,513	4.1
Oklahoma	387	99	5,645	1.5
Oregon	41	100	703	0.3
Pennsylvania	364	95	7,393	1.8
Rhode Island	34	100	344	0.2
South Carolina	388	99	6,275	1.7
South Dakota	40	98	622	0.2
Tennessee	580	100	9,848	2.4
Texas	1,839	97	36,831	9.6
Utah	56	100	2,617	0.6
Vermont	20	100	191	0.1
Virginia	416	98	9,213	2.5
Washington	83	100	1,842	0.6
West Virginia	108	100	964	0.3
Wisconsin	326	100	8,547	1.8
Wyoming	24	100	210	0.1
Puerto Rico	6	100	59	*
U.S. Virgin Islands	1	100	38	*
France	30	100	2,084	0.4
Germany	4	100	190	*
Ireland	24	100	2,527	0.8
Italy	76	100	3,485	0.9
Netherlands	2	100	2,915	0.5
Poland	4	100	3,551	0.5
Portugal	6	100	142	*
Spain	102	100	8,869	1.4
United Kingdom	370	100	35,401	14.3
Total/average	15,511	99%	355,035	100.0%
*Less than 0.1%

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the documents incorporated by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this annual report, the words “estimate,” “anticipate,” "assume," “expect,” “believe,” “intend,” “continue,” “should,” “may,” “likely,” “plan,” "seek," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include discussions of our business, joint ventures, partnerships, and portfolio including management thereof; our platform; growth strategies, investment pipeline and intentions to acquire or dispose of properties (including geographies, timing, partners, clients and terms); re-leases, re-development and speculative development of properties and expenditures related thereto; operations and results; the announcement of operating results, strategy, plans, and the intentions of management; our share repurchase program; settlement of shares of common stock sold pursuant to forward sale confirmations under our At-the-Market (“ATM”) program; dividends, including the amount, timing and payments of dividends; and macroeconomic and other business trends, including interest rates and trends in the market for long-term leases of freestanding, single-tenant properties. Forward-looking statements are subject to risks, uncertainties, and assumptions about us, which may cause our actual future results to differ materially from expected results. Some of the factors that could cause actual results to differ materially are, among others, our continued qualification as a real estate investment trust; general domestic and foreign business, economic, or financial conditions; competition; fluctuating interest and currency rates; inflation and its impact on our clients and us; access to debt and equity capital markets and other sources of funding (including the terms and partners of such funding); volatility and uncertainty in the credit and financial markets; other risks inherent in real estate, credit investments, and joint ventures or co-investment ventures, including our clients' solvency, client defaults under leases, increased client bankruptcies, potential liability relating to environmental matters, illiquidity of real estate investments (including rights of first refusal or rights of first offer), and potential damages from natural disasters; impairments in the value of our real estate assets; volatility and changes in domestic and foreign laws and the application, enforcement or interpretation thereof (including with respect to tax laws and rates); property ownership through co-investment ventures, funds, joint ventures, partnerships and other arrangements which, among other things, may transfer or limit our control of the underlying investments; epidemics or pandemics; the loss of key personnel; the outcome of any legal proceedings to which we are a party or which may occur in the future; acts of terrorism and war; and the anticipated benefits from mergers, acquisitions, co-investment ventures, funds, joint ventures, partnerships and other arrangements.
Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, for the year ended December 31, 2025.
Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are not guarantees of future plans and performance and speak only as of the date this annual report was filed with the SEC. Past operating results and performance are provided for informational purposes and are not a guarantee of future results. There can be no assurance that historical trends will continue. Actual plans and results may differ materially from what is expressed or forecasted in this annual report and forecasts made in the forward-looking statements discussed in this annual report might not materialize. We do not undertake any obligation to update forward-looking statements or publicly release the results of any forward-looking statements that may be made to reflect events or circumstances after the date these statements were made.

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
•Market rents fluctuations;
•Inability to re-lease properties upon termination of existing leases;
•Flat leases, leases with above-market rental rates or renewal of leases at lower rental rates;
•Inability to collect rental revenue from our clients due to financial hardship, including bankruptcy;
•Changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate or that may limit or restrict our ability to pass certain management, repair, property, insurance, tax or other costs to our clients;
•Uninsured property liability;
•Property damage or casualty losses, including physical or weather-related damage to properties;
•Expenditures for capital improvements, including requirements to bring properties into compliance with applicable U.S. and non-U.S. federal, state and local laws and regulations such as the Americans with Disabilities Act of 1990, state and local fire and safety regulations, and building performance standards (such as, for example, energy, water, and waste efficiency);
•The need to periodically renovate and repair our properties including capital expenditures, any of which may be unanticipated or result from changing regulations or building performance standards;
•Risks assumed as manager or financier for development or redevelopment projects;
•The potential risk of functional obsolescence of properties over time;

•The impacts of extreme weather events or climate change and the varying local, state and federal regulatory landscape impacting properties to address the impacts of climate change; and
•Acts of God, terrorism or war, and other factors beyond the control of our management.
Real estate investments are illiquid. We may not be able to acquire or dispose of properties when desired or on favorable terms.
Real estate investments are illiquid. Our ability to quickly buy, sell or exchange any of our properties, or to contribute our properties to co-investments, including in response to changes in economic and other conditions, will be limited due to U.S. and non-U.S. tax and regulatory regimes and authorities, competition from other owners of properties that are trying to dispose of their properties and the availability of capital, resourcing, structure for how an investment is acquired or disposed, and/or economic and market conditions. Other factors beyond our control, may impose or have the effect of restricting or limiting our ability to sell or contribute properties. For example, our properties and/or properties we may seek to acquire may be subject to put or call rights, rights of first refusal or offer, and other similar agreements which may limit or hinder our ability to buy, sell or exchange a property. No assurances can be given that we will recognize full value, at a price and terms acceptable to us, for any property we sell or contribute. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations. Additionally, we have engaged, and expect to continue to engage, in the disposition of properties prior to the maturity date of the related leases or following lease expiration or termination, to help manage and optimize our portfolio and liquidity. No assurances can be given that we will successfully execute these dispositions on favorable terms, or at all, and we may sell a property for less than what we paid, which could result in losses and adversely affect our financial condition and results of operations.
Our acquisition of additional properties may have a significant effect on our business, liquidity, financial position and/or results of operations.
Our future success will depend, in part, upon our ability to manage our mergers and acquisitions, and expansion opportunities under prevailing market conditions. We regularly engage in the process of identifying, analyzing, underwriting and negotiating possible transactions. We cannot provide any assurances that we will be successful in consummating future mergers and acquisitions on favorable terms or that we will realize expected cash yields, integration results, operating efficiencies, cost savings, revenue enhancements, synergies or other benefits. We rely on several resources to assist in underwriting our potential investments and other opportunities, including predictive analytics, which may turn out to be inaccurate. We have historically engaged in, and may again in the future engage in strategic acquisitions of operating businesses, in which case we would be subject to risks related to our ability to successfully underwrite such target's businesses effectively and to combine such target's operations with ours in a manner that permits the combined company to achieve operating efficiencies, cost savings, revenues, synergies or other benefits either in the time frame anticipated or at all. Our inability to consummate acquisitions on such terms, our failure to adequately underwrite and identify risks and obligations when acquiring properties or our failure to realize the intended benefits from acquisitions, could have a significant adverse effect on our business, liquidity, financial position and/or results of operations, including as a result of our incurrence of additional indebtedness and related interest expense and our assumption of unforeseen contingent liabilities in connection with completed acquisitions.
We have made and may continue to make acquisitions of properties (including through the use of alternative lease and acquisition structures such as joint ventures, partnerships, funds and other structures) or engage in other revenue-generating businesses that fall outside our historical focus on wholly owned, freestanding, single-tenant, net lease retail locations in the U.S. We may be exposed to a variety of new risks by expanding into new investments, property types (e.g., non-retail businesses), geographies, lease and acquisition structures and clients who engage in non-retail businesses. While we have historically predominantly owned and leased commercial properties under long-term, net lease agreements, as we expand into new verticals, the composition of our lease portfolio may include a higher concentration of alternative lease structures, under which we may be primarily responsible for other expenses and liabilities with respect to the property, including property taxes, insurance and maintenance costs. These risks may be enhanced by our limited experience in managing these new investments or activities, property types, geographies, lease and acquisition structures, clients and the laws and/or culture of non-U.S. geographies.
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
The presence of hazardous substances on a property may adversely affect our client's ability to continue to operate that property or our ability to lease or sell that property and we may incur substantial remediation costs or third-party liability claims. Although our leases generally require our clients to operate in compliance with all applicable federal, state and local environmental laws, ordinances and regulations, and to indemnify us against any environmental liabilities arising from the clients’ activities on the properties, we could nevertheless be subject to liability, including strict liability, by virtue of our ownership interest. There also can be no assurance that our clients could or would satisfy their indemnification obligations under their leases. Further, we acquire properties with existing leases in place and the indemnities and other lease terms can have different indemnification requirements, including for environmental matters, than what is provided for in our leases that we negotiate directly with clients. While we maintain environmental insurance policies, our insurance could be unavailable or insufficient to address an environmental liability and/or we could be unable to obtain insurance for environmental matters at a reasonable cost or at all. The discovery of environmental liabilities attached to our properties could have an adverse effect on our results of operations, our financial condition or our ability to make distributions to stockholders and to pay the principal of and interest on our debt securities and other indebtedness.
We are subject to risks and liabilities in connection with forming and attracting third-party investment in our fund business, investing in new or existing co-investment ventures or funds and managing properties through our fund business or other co-investment ventures.
As previously publicly disclosed, we formed and announced closings with respect to our open-end, perpetual life private capital vehicle (the "Fund"), and other joint venture or programmatic relationships. We have and may continue to explore options to form other co-investment ventures, alongside or in addition to the Fund and these joint venture relationships, in the future. Our organizational documents do not limit the amount of available funds that we may invest in the Fund or other co-investment ventures. We currently intend to develop and acquire properties through our new fund business and co-investment ventures, and we may also make investments in other entities at our discretion in the future. However, there can be no assurance that our efforts to grow the Fund or these other joint ventures will be successful, that we will be able to form further co-investment ventures on the timeline expected, or at all, that we will successfully attract third-party investments or that additional investments in the Fund or other co-investment ventures to develop or acquire properties in the future will be successful, or that the Fund, the joint venture relationships or other such anticipated fund business or other co-investment ventures will improve our consolidated financial position or results of operations. Further, there can be no assurance that we are able to realize value from our existing or future investments.
The Fund or other co-investment ventures are expected to involve additional risks, including compliance risks and additional regulatory risks, that we would not otherwise face, including the risks inherent in owning, operating and managing one or more funds and co-investment ventures, risks related to our ability to negotiate third-party investments, such as valuation, operational limitations, management fee structures and other incentive fees, on terms that are beneficial to us, and the inherent conflicts that may exist in allocating investment opportunities effectively between us, the Fund, joint ventures and such other future co-investment ventures. In addition, we may have primary responsibility for managing co-investment ventures which may require significant attention of management and increase the complexity of our operations.
In addition, the same factors that may impact the valuation of our existing portfolio, as otherwise discussed in this Annual Report on Form 10-K, may also impact the portfolios to be held by the Fund or co-investment ventures and could result in other than temporary impairment of our investment and a reduction in fee revenues, if any. Our fund business and co-investment ventures may be subject to some, or all of the risks more fully described in "We may engage in development, speculative development, or expansion projects or invest in new asset classes, which would subject us to additional risks that could negatively impact our operations." Such risks may adversely impact the Fund or our other co-investment ventures' financial position or results of operation.

We are subject to additional risks from our international investments and debt.
We have acquired and may continue to make investments outside of the U.S. These investments may expose us to a variety of risks that are different from and in addition to those commonly found in the U.S. Our international investments and operations are subject to additional risks, including:
•The laws, rules and regulations applicable in such jurisdictions outside of the U.S., including those related to property ownership, control by foreign entities and the enforcement of our rights and remedies which could be significant;
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
We also engage external asset, fund and property managers, directors, trustees, contractors, and other third parties who assist with managing our international properties. If such a third party fails to meet its obligations or terminates its services, we may need to find a replacement; however, these services may be on less favorable terms and conditions, or we may not be able to find a suitable replacement in a timely manner or at all.
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
We may engage in development, speculative development or other expansion projects, which could require us to raise capital directly or through co-investment ventures and obtain state and local permits. A decision by any governmental agency not to issue a required permit or substantial delays in the permitting process could cause us to incur penalties, subject us to lease termination or delayed/abated rent payments under the leases or prevent us from pursuing the development, speculative development or expansion project altogether. Additionally, any such new development, speculative development, or expansion project may not operate at designed capacity or may cost more to operate or construct than we expect. The inability to successfully complete development, speculative development, expansion or other value-added projects or to complete them on a timely basis could adversely affect our business and results of operations.
We have and may continue to make investments and utilize transaction structures that are outside of our traditional business, including entering into new asset classes, such as casinos, data centers, power centers, retail parks, loans, and vertical farms, and entering into (or expanding our use of) new transaction structures, such as strategic co-investment ventures, joint ventures, funds, lending, and increased exploration of sale-leaseback transactions. We invest and may continue to invest in new or different assets or enter into new transaction structures that may or may not be closely related to our current business and which could require new or additional processes, controls, systems and personnel, thereby increasing investment expense. These new assets and transaction structures may have new, different or increased risks than what we are currently exposed to in our business and we may not be able to manage these risks successfully which could have an adverse effect on our business, results of operations and financial condition. Such risks include, but are not limited to:
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
•New investment verticals or transaction structures may be more inherently speculative or carry a higher degree of risk to us than our traditional investment verticals or transaction structures, thereby potentially increasing our overall risk profile and volatility;
•Lending and related transaction structures may subject us to new regulatory regimes, more attenuated remedies and recourse, and compliance risk;
•Our partners or investors may have been granted certain approval rights over major decisions, or have the ability to appoint persons to governing bodies or the ability for us to compete in certain verticals or industries, or provide for rights of first offer or first refusal to such parties that could adversely impact our operations;
•In general and subject to the terms of the applicable governing documents, our partners or investors may request to exit or redeem their investment, and may do so simultaneously, causing the venture or fund to seek capital to satisfy these requirements which may be on less than optimal terms;
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
•Our agreements may contain certain exclusivity provisions or other restrictive covenants that may limit our flexibility to respond to other opportunities or financings or to optimize the terms of other transactions;
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

Our loans and investments, including in subordinated debt, expose us to risks associated with debt-oriented real estate investments generally.
We invest in debt instruments relating to real estate-related assets, which subject us to additional potential risks, including with respect to fluctuations in the value of the underlying assets, the risks of delinquency or defaults by borrowers, increased regulatory burdens or risks associated with lending, fluctuations in interest rates and credit spreads, loan repayment timing, the limitations on our rights with respect to, or control of, the underlying assets, risk of cost overruns, and increased illiquidity of the investments in light of the limited market for such investments. In addition, certain of our investments in debt instruments are subordinated, which can significantly reduce our ability to control decisions with respect to underlying assets or foreclosure, and, if a borrower were to default, the claims under our debt instrument would only be satisfied after senior debt is paid in full. As a result, a partial loss in the value of the underlying collateral can result in a total loss of the value of the debt instruments. For more information regarding the risks related to defaults by our borrowers, see “---The bankruptcy or insolvency of a client, borrower or guarantor could result in the termination of the lease agreement, loan agreement, or guarantee, as applicable.”
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
Were a client unable to continue to perform under a lease because of the highly regulated nature of the industry, it may be difficult to re-lease gaming properties. This difficulty may be exacerbated to the extent the gaming property is located in a geography that does not have an expansive gaming footprint, such as one of the properties, in which we are invested. A transfer of interest, or a new management contract with a new operator will likely require approval of regulators and the licensing of a new gaming operator client.
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
Clients of net-leased properties are typically responsible for maintenance and other day-to-day management of the properties. This lack of control over our net-leased properties makes it difficult for us to collect property-level environmental data and to enforce related initiatives, which may impact our ability to comply with certain shareholder expectations or regulatory disclosure requirements to which we are subject or to comply with reporting frameworks or other established frameworks and standards. If we are unable to successfully collect the data necessary to comply with these disclosure requirements, standards or expectations, we may be subject to increased regulatory risk, or if such data is incomplete or unfavorable, our relationship with our investors or other stakeholders, our stock price, and our access to capital may be negatively impacted.
Additionally, our sustainability disclosures may reflect aspirational goals, targets, and other expectations and assumptions, which are necessarily uncertain and may not be realized. If we fail to satisfy the environmental, social, and governance expectations of investors, clients and other stakeholders, our initiatives are not executed as planned, or we do not satisfy our goals, then our third-party ratings, reputation and financial results could be adversely affected. There can be no assurance that any of our sustainability strategies will result in reduced operating costs, higher occupancy or higher rental rates or deter our existing clients from relocating to properties owned by our competitors. In addition, both advocates and opponents to certain sustainability matters are increasingly resorting to a range of activism forms, including shareholder proposals, media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. The occurrence of any of the foregoing could have an adverse effect on the price of our stock and our financial condition and results of operations.
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
We are organized and have operated, and we intend to continue to operate, so as to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). However, we cannot make any assurances that we have been organized or have operated in a manner that has satisfied the requirements for qualification as a REIT, or that we will continue to be organized or operate in a manner that will allow us to continue to qualify as a REIT. Qualification as a REIT involves the satisfaction of numerous requirements under highly technical and complex Code provisions, for which there are only limited judicial and administrative interpretations, as well as the determination of various factual matters and circumstances not entirely within our control. Compliance with these tests may limit our ability to engage in certain activities or make certain otherwise attractive investments which may limit our opportunities and strategy. As we expand into new geographies and transactional structures, REIT qualification and our ability to ensure such qualification becomes more complex. For example, in order to qualify as a REIT, at least 95% of our gross income in each year must be derived from qualifying sources, and we must pay distributions to stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains). If we fail to satisfy any of the requirements for qualification as a REIT, we may be subject to certain penalty taxes or, in some circumstances, we may fail to qualify as a REIT. If we were to fail to qualify as a REIT in any taxable year, among other things, we would be required to pay regular U.S. federal corporate income tax on our taxable income; we would not be allowed a deduction for amounts distributed to our stockholders in computing our taxable income; we could be subject to a federal alternative minimum tax and possibly increased state and local taxes; we would be disqualified from electing treatment as a REIT for the four taxable years following the year during which qualification is lost; and we would no longer be required to make distributions to stockholders. Loss of our REIT status would substantially reduce amounts available for investment or distribution to stockholders because of the additional tax liability for the years involved, which could have a material adverse effect on the market price of our capital stock and the value of our debt securities.
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
Downturns in any of the industries in which our clients operate as well as high interest rates, inflation and the imposition of tariffs, could adversely affect our clients, which in turn could also have a material adverse effect on our financial position, results of operations and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions on our common stock and any outstanding preferred stock. In addition, some of our properties are leased to clients that may have limited financial and other resources and, therefore, they are more likely to be adversely affected by a downturn in their respective businesses or in the regional, national or international economy. Furthermore, we have made and may continue to make investments that fall outside of our historical focus on acquiring freestanding, single-tenant, net lease retail properties located in the U.S. As a result, we are exposed to a variety of new risks by expanding into new investments, co-investment ventures, development, industries, property types, revenue-generating activities and/or new jurisdictions outside the U.S. These risks may include limited experience in managing certain types of new properties, engaging in new types of revenue-generating activities, new types of real estate locations and lease structures (including with respect to multi-tenant properties or other leases structures that are not net lease), new co-investment ventures, and the laws and culture of non-U.S. jurisdictions.
The bankruptcy or insolvency of a client, borrower or guarantor could result in the termination of the lease agreement, loan agreement, or guarantee, as applicable.
We are subject to the credit risk of our clients, borrowers and guarantors in connection with their rental and other financial obligations owed to us under applicable leases, loans, guarantees, and other financing agreements. There can be no assurance that our clients and borrowers will make their payments and not default on their obligations to us. Clients, borrowers, or guarantors may experience a downturn in their business that may weaken their operating results or overall financial condition. As a result, a client may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, fail to maintain the property or otherwise pay its required expenses under the terms of the lease, become insolvent or declare bankruptcy. Client, borrower, or guarantor bankruptcy or insolvency, payment delay or failure to make payments when due could result in the termination of applicable leases, loans, guarantees, and other financing agreements and material losses to us.
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
We have incurred significant indebtedness, including borrowings under our $4.0 billion unsecured credit facilities, our term loans and our $3.0 billion commercial paper programs. As of December 31, 2025, we have borrowed an aggregate of approximately $1.7 billion in multicurrency borrowings under our term loans. As of December 31, 2025, we also had a total of $25.3 billion of outstanding unsecured senior debt securities (excluding unamortized net original issuance premiums, deferred financing costs and basis adjustments on interest rate swaps designated as fair value hedges), including approximately $5.4 billion denominated in Sterling (of which $1.2 billion is related to our privately placed Sterling notes), $2.8 billion denominated in Euro thereunder, and approximately $37.9 million of outstanding mortgage debt (excluding unamortized net discounts and deferred financing costs).
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
•Litigation and regulatory investigations and proceedings;
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
From time to time, we are involved in legal proceedings, lawsuits, claims, regulatory inquiries, investigations, and other disputes that arise in the ordinary course of business. As our business has evolved and the scope and complexity of our operations and transactions have increased, including through mergers, acquisitions, development opportunities, dispositions, joint ventures, co-investment ventures, private capital transactions, debt investments, funds and other strategic transactions, we may be subject to an increased risk of litigation and other claims. Such matters may involve, among other things, contractual disputes, fiduciary duty claims, compliance with applicable laws and regulations (including the Americans with Disabilities Act of 1990 and building performance standards and related enforcement) and disagreements with partners, investors, clients or other counterparties. An unfavorable resolution of any such matter could have a material adverse effect on our business, results of operations, financial condition and cash flows. Regardless of outcome, litigation and related proceedings and investigations may result in substantial costs and expenses, be time-consuming and disruptive to our operations and brand, and significantly divert management and personnel attention and other resources.
We depend on key personnel.
We depend on the efforts of our executive officers and key employees and the loss of their services could have a material adverse effect on our results of operations or financial condition. We may not be able to recruit personnel with the experience of departing personnel or with the experience needed to manage the complexity of our business and it may be difficult to retain employees to the same extent as in the past.
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
The risk of a cybersecurity breach or operational disruption, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks (including through the use of artificial intelligence) and intrusions from around the world have increased, particularly as remote working has become more common. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our clients. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.
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
Further, we also rely on innovation in our IT and our use of or inability to adopt and deliver new technological capabilities and enhancements in line with strategic objectives, including artificial intelligence and machine learning, may put us at a competitive disadvantage (including delayed implementation and utilization that causes us to lag behind our competitors); cause us to miss opportunities to innovate or achieve efficiencies; or adversely impact our business, reputation, results of operations, and financial condition. The use of emerging technologies, including artificial intelligence, entails risks including risks relating to the possibility of intellectual property infringement or misappropriation; data privacy; potential for inaccuracy; bias; new or enhanced governmental or regulatory scrutiny, requirements, litigation, or other liability; ethical concerns; negative perceptions as to automation and artificial intelligence; cybersecurity concerns; or other complications or liabilities that could adversely affect our business, reputation, results of operations, or financial results.
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
Our internal controls over financial reporting, disclosure controls and procedures and our operating internal controls may not prevent or detect financial misstatements or loss of assets because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Effective internal controls can provide only reasonable assurance with respect to financial statement and disclosure accuracy and safeguarding of assets. Failures in our internal controls could result in adverse consequences in our financial reporting and operations, including delays, additional costs, impairment of our ability to access capital, adverse impacts to investor confidence, regulatory investigation and review and/or litigation.
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
We are subject to complex and changing laws, regulations, policies and executive orders, locally, internationally and federally and the enforcement and interpretations thereof, and compliance with these laws, regulations, policies and executive orders is onerous and expensive. New and changing laws, regulations, policies and executive orders or the enforcement and interpretations thereof, can adversely affect our business in many ways, including by increasing costs, negatively impacting the creditworthiness of our existing or potential clients, changing the interpretations or enforceability of existing business relationships or agreements, creating legal liability or reputational harm to the Company or distractions for management, generating operational disruptions and requiring changes to our business, strategies or operations. Changes in law, enforcement priorities, policy and other actions that materially adversely affect our business may be announced with little or no advance notice and we may not be able to effectively mitigate all adverse impacts from such measures or ensure timely compliance. These changes could also expose us to significant fines, government investigations, litigation and reputation harm, all of which could be costly, result in distractions for management, adversely impact our operational results and could alter our ability to execute on our strategic plans. Our business, and the businesses of our clients, also depend on a stable and predictable legal and regulatory framework, including the consistent interpretation, application and enforcement of federal, state and local laws, regulations and policies. The instability and unpredictability caused by weakened institutional oversight and inconsistent regulatory enforcement can introduce legal and operational uncertainty that may hinder our ability to plan, operate and invest effectively and which may negatively impact our ability to rely on regulatory and administrative procedures. In addition, the industries in which our clients operate may be directly adversely affected by inconsistent or abrupt regulatory or legal changes that impact their businesses, such as shifts in commercial regulations, labor laws and policies or sector-specific compliance requirements, which in turn could also have a material adverse effect on our financial position, results of operations and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions on our common stock and any outstanding preferred stock. Legal unpredictability could also impede our human capital management. Collectively, these risks could materially adversely affect our business, reputation, results of operations and financial condition.

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
We maintain controls and procedures, including third-party oversight procedures, and cybersecurity training for all employees on an annual basis.
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
Cybersecurity Governance
The Board of Directors considers cybersecurity risk as part of its risk oversight function, and the Audit Committee of our Board of Directors oversees Realty Income's cybersecurity and other information technology risk exposures and the steps taken by management to monitor and control such exposures. Our cybersecurity risk profile and cybersecurity program status are reported to the Audit Committee on a quarterly basis. In addition, management updates the Audit Committee, as necessary, regarding any significant cybersecurity incidents, as well as any incidents with lesser impact potential. The Audit Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity, and the full Board of Directors also receives briefings from management on our cybersecurity risk management program, as appropriate.
Our Senior Vice President of Information Technology is primarily responsible for assessing and managing our material risks from cybersecurity threats, including our overall cybersecurity risk management program, and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Senior Vice President of Information Technology has served in IT roles for the Company since 2007, and has led the department since 2020. He has over 20 years of experience implementing and operating cybersecurity technologies, policies, and procedures throughout various industries.
Our Senior Vice President of Information Technology works closely with our management team to keep them informed about and to monitor the Company’s efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
Item 2:          Properties
Information pertaining to our properties can be found under Item 1.

Item 3:          Legal Proceedings
Information regarding legal proceedings is included in note 22, Commitments and Contingencies, to the consolidated financial statements.
Item 4:          Mine Safety Disclosures
None.

PART II
Item 5:          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NYSE under the ticker symbol “O.”
Holders
There were approximately 12,700 registered holders of record of our common stock as of January 30, 2026. This figure does not reflect the beneficial ownership of shares of our common stock.
Stock Performance Graph
The line graph below compares the cumulative total stockholder return of Realty Income’s common stock from December 31, 2020 to December 31, 2025 with the cumulative total returns of the S&P 500 Index and the Financial Times and Stock Exchange ("FTSE") Nareit Equity REITs Index. The graph illustrates the performance of a $100 investment in our common stock and in each index (with reinvestment of all dividends as required by the SEC) from December 31, 2020 until December 31, 2025. Historical stock price performance should not be relied upon as an indication of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Realty Income, the S&P 500 Index, and the FTSE Nareit Equity REITs Index

225
200
175
150
125
100
75
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Realty Income
S&P 500
FTSE Nareit Equity REITs

Company/Index	Base Period 12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Realty Income	$100.00	$124.07	$114.95	$109.69	$107.37	$120.47
S&P 500	$100.00	$128.68	$105.36	$133.03	$166.28	$195.98
FTSE Nareit Equity REITs	$100.00	$141.31	$106.18	$118.22	$124.03	$126.82

Repurchases of Equity Securities
The following table presents the number and average price of shares purchased during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Dollar Value of Shares that May be Repurchased Under the Program
October 1, 2025 — October 31, 2025	802	$60.17	—	$2,000,000,000
November 1, 2025 — November 30, 2025	1,100	$57.01	—	$2,000,000,000
December 1, 2025 — December 31, 2025	266	$57.42	—	$2,000,000,000
Total	2,168	$58.23	—
(1)All 2,168 shares of common stock purchased during the three months ended December 31, 2025 were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the Realty Income 2021 Incentive Award Plan, (the "2021 Plan"). The withholding of common stock by us could be deemed a purchase of such common stock.
(2)In February 2025, our Board of Directors authorized a share repurchase program for up to $2.0 billion in shares of our common stock, which will expire in January 2028.
Item 6:          [Reserved]

Item 7:          Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis reflect our financial condition and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended December 31, 2024.
GENERAL
Realty Income (NYSE: O), an S&P 500 company, is real estate partner to the world's leading companies®. Founded in 1969, we serve our clients as a full-service real estate capital provider. As of December 31, 2025, we have a portfolio of over 15,500 properties in all 50 U.S. states, the U.K., and eight other countries in Europe. We are known as “The Monthly Dividend Company®” and have a mission to invest in people and places to deliver dependable monthly dividends that increase over time. Since our listing on the NYSE in 1994, we have had 133 dividend increases and are a member of the S&P 500 Dividend Aristocrats® index for having increased our dividend for over 31 consecutive years.
As of December 31, 2025, we owned or held interests in 15,511 properties, with approximately 355.0 million square feet of leasable space leased to 1,761 clients doing business in 92 separate industries. Of the 15,511 properties in our portfolio as of December 31, 2025, 15,167, or 97.8%, were single-tenant properties, and the remaining were multi–tenant properties. Our total portfolio had a weighted average remaining lease term (excluding rights to extend a lease at the option of the client) of approximately 8.8 years. Total portfolio annualized base rent (defined as the monthly cash base rent for all leases in place as of the end of the period, multiplied by 12, excluding percentage rent) on our leases as of December 31, 2025 was $5.31 billion.
As of December 31, 2025, approximately 32.2% of our total portfolio annualized base rent came from properties leased to our investment grade clients, their subsidiaries or affiliated companies. As of December 31, 2025, our top 20 clients (based on percentage of total portfolio annualized base rent) represented approximately 35.8% of our annualized base rent and 11 of these clients had investment grade credit ratings or were subsidiaries or affiliates of investment grade companies. Approximately 91% of our annualized retail base rent as of December 31, 2025, was derived from our clients with a service, non-discretionary, and/or low price point component to their business.
Unless otherwise specified, references to rental revenue in the Management's Discussion and Analysis of Financial Condition and Results of Operations are exclusive of reimbursements from clients for recoverable real estate taxes and operating expenses totaling $340.4 million, $303.1 million, and $274.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.
RECENT DEVELOPMENTS
Increases in Monthly Dividends to Common Stockholders
We have continued our 57-year history of paying monthly dividends by increasing the dividend five times during 2025 and once during 2026. As of February 2026, we have paid 113 consecutive quarterly dividend increases and increased the dividend 133 times since our listing on the NYSE in 1994.

2025 Dividend increases	Month Declared	Month Paid	Monthly Dividend per share	Increase per share
1st increase	Dec 2024	Jan 2025	$0.2640	$0.0005
2nd increase	Feb 2025	Mar 2025	$0.2680	$0.0040
3rd increase	Mar 2025	Apr 2025	$0.2685	$0.0005
4th increase	Jun 2025	Jul 2025	$0.2690	$0.0005
5th increase	Sep 2025	Oct 2025	$0.2695	$0.0005

2026 Dividend increase
1st increase	Dec 2025	Jan 2026	$0.2700	$0.0005
The dividends paid per share during the year ended December 31, 2025 totaled $3.2170, as compared to $3.1255 during the year ended December 31, 2024, an increase of $0.0915, or 2.9%.

The monthly dividend of $0.2700 per share represents a current annualized dividend of $3.240 per share, and an annualized dividend yield of 5.7% based on the last reported sale price of our common stock on the NYSE of $56.37 on December 31, 2025. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.
U.S. Private Fund Business
In December 2025, we secured an additional $816.3 million in commitments for the Fund, bringing total commitments to approximately $1.5 billion. As a result of this and previously announced closings, the Company anticipates to close its cornerstone equity capital raise round on or before March 31, 2026 and is capping its commitments during this round at $1.7 billion.
Investments
During the year ended December 31, 2025, we invested $6.3 billion at an initial weighted average cash yield of 7.3%, including investments in 380 properties, properties under development or expansion, unconsolidated entities, a preferred equity investment, and loans. See notes 4 through 7 to the consolidated financial statements for further details.
Preferred Equity Investment in CityCenter Las Vegas Real Estate Assets
In December 2025, we acquired an $800.0 million preferred equity interest in the real estate assets of CityCenter Las Vegas, comprised of the ARIA Resort & Casino and Vdara Hotel & Spa, which is owned by funds affiliated with Blackstone Real Estate. Blackstone Real Estate will retain 100% of the common equity ownership of the property, which will continue to be operated by MGM Resorts International.
Establishment of Joint Venture with GIC
In January 2026, we announced the establishment of a strategic relationship with GIC, a leading global institutional investor, including the formation of a build-to-suit development joint venture with total combined commitments of over $1.5 billion.
Dispositions
During the year ended December 31, 2025, we sold 425 properties with total net proceeds received of $744.0 million.
Equity Capital Raising
In November 2025, we replaced our prior ATM program with a new ATM program, pursuant to which we may offer and sell up to 150.0 million shares of common stock.
During the year ended December 31, 2025, we raised $2.4 billion of proceeds from the sale of common stock at a weighted average price of $57.14 per share, primarily through the settlement of 42.0 million shares of common stock under our ATM program. As of December 31, 2025, we had outstanding forward sale agreements under our ATM program for a total of 12.6 million shares of common stock, representing expected net proceeds of approximately $708.5 million (assuming full physical settlement of such agreements). See note 16, Stockholders' Equity, to the consolidated financial statements contained in this annual report for further details.
Credit Facilities
In April 2025, we closed on the recast and expansion of our multi-currency unsecured credit facilities totaling $5.38 billion, including a $1.38 billion unsecured facility for the Fund. See note 8, Credit Facilities and Commercial Paper Programs, to the consolidated financial statements for further details.
Term Loan Amendment
In November 2025, we entered into a term loan agreement that amends and restates the previous agreement governing our $1.5 billion multi-currency term loan, dated January 6, 2023. The agreement provides for a £900.0 million Sterling-denominated term loan facility that will initially mature in January 2028, before giving effect to one twelve-month extension option. See note 9, Term Loans, to the consolidated financial statements for further details.
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
See note 11, Notes Payable, to the consolidated financial statements for further details.
Convertible Bond Issuance
In January 2026, we issued $862.5 million aggregate principal amount of 3.500% convertible senior notes due January 2029 in a private offering, for estimated net proceeds of $845.5 million. We used approximately $101.9 million of the net proceeds to repurchase approximately 1.8 million shares of our common stock concurrently with the pricing of the offering.
Portfolio Discussion
Leasing Results
As of December 31, 2025, we had 173 properties available for lease or sale out of 15,511 properties in our portfolio, which represents a 98.9% occupancy rate based on the number of properties in our portfolio. Our property-level occupancy rate excludes properties with ancillary leases only, such as cell towers and billboards, and properties with possession pending, and includes properties owned by unconsolidated joint ventures. Below is a summary of our portfolio activity for the periods indicated below:

Three months ended December 31, 2025
Properties available for lease as of September 30, 2025	204
Lease expirations (1)	378
Re-leases to same client	(285)
Re-leases to new client	(9)
Vacant dispositions	(115)
Properties available for lease as of December 31, 2025	173

Year ended December 31, 2025
Properties available for lease as of December 31, 2024	205
Lease expirations (1)	1,317
Re-leases to same client	(963)
Re-leases to new client	(52)
Vacant dispositions	(334)
Properties available for lease as of December 31, 2025	173
(1)Includes scheduled and unscheduled expirations (including leases rejected in bankruptcy), as well as future expirations resolved in the periods indicated above.
During the three months ended December 31, 2025, the new annualized base rent on re-leased units was $88.30 million, as compared to the previous annual rent of $84.21 million on the same units, representing a rent recapture rate of 104.9% on the re-leased units.
During the year ended December 31, 2025, the new annualized base rent on re-leased units was $301.99 million, as compared to the previous annual rent of $290.61 million on the same units, representing a rent recapture rate of 103.9% on the re-leased units.
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
LIQUIDITY AND CAPITAL RESOURCES
Our primary cash obligations are included in the “Material Cash Requirements” table, which is presented later in this section. We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions and development costs, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs, and cash distributions to common stockholders, primarily through a combination of the following:
•Cash and cash equivalents;
•Future cash flows from operations;
•Issuances of common stock or debt, or other securities offerings;
•Additional borrowings under our credit facilities or commercial paper programs, which are backstopped by our credit facilities;
•Short-term loans;
•Asset dispositions; and
•Credit investment repayments.
In addition to these sources of liquidity, in 2025 we launched a perpetual life fund, raising approximately $1.5 billion in commitments from institutional investors. The Company anticipates to close its cornerstone equity capital raise round on or before March 31, 2026 and is capping its commitments during this round at $1.7 billion. The Company seeks to hold additional closings during the life of the Fund, and the Company intends to evaluate other opportunities to raise private capital in the future, including potentially through additional funds and/or joint venture opportunities.
We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity are sufficient to meet our liquidity needs for the next twelve months. We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facilities and commercial paper programs.
Long-Term Liquidity Requirements
Our primary goal is to deliver dependable monthly dividends to stockholders that increase over time. Historically, we have met our principal short-term and long-term capital needs, including the funding of high-quality real estate acquisitions, investments in loans to clients, property development, and capital expenditures by issuing common stock, long-term unsecured notes, and term loan borrowings. While the issuance of common stock has historically been an important component of our capital structure, we continue to broaden and diversify our sources of capital to reduce reliance on the public capital markets. This approach enhances capital availability across market cycles, improves cost‑of‑capital certainty, and increases financial flexibility. However, there can be no assurance that our efforts will be successful.

Capitalization
As of December 31, 2025, our total capitalization was $82.5 billion. Total capitalization consisted of $52.8 billion of common equity (based on the December 31, 2025 closing price on the NYSE of $56.37 and assuming the conversion of 2.7 million common units of Realty Income, L.P.), and total outstanding borrowings of $29.7 billion on our credit facilities, commercial paper, term loans, mortgages payable, and senior unsecured notes and bonds and our proportionate share of joint venture debt (excluding unamortized deferred financing costs, discounts, and premiums).
Share Repurchase Program
In February 2025, our Board of Directors authorized a share repurchase program for up to $2.0 billion in shares of our common stock, which will expire in January 2028. Repurchases under the repurchase program may be made at management’s discretion from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, Rule 10b5-1 plans or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. No shares were repurchased in 2025. In January 2026, we repurchased approximately 1.8 million shares of our common stock for approximately $101.9 million. See note 23, Subsequent Events, to the consolidated financial statements for further details.
ATM Program
During the year ended December 31, 2025, we settled approximately 42.0 million shares of common stock previously sold pursuant to forward sale agreements through our ATM program for approximately $2.4 billion of net proceeds. As of December 31, 2025, we had outstanding forward-sale agreements under our ATM program for a total of 12.6 million shares of common stock, representing approximately $708.5 million in expected net proceeds, which have been executed at a weighted average price of $56.26 per share (assuming full physical settlement of all outstanding shares of common stock, subject to such forward sale agreements and certain assumptions made with respect to settlement dates). Additionally, as of December 31, 2025, we had 141.1 million shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
Debt Financing Activities
As of December 31, 2025, our total outstanding borrowings of credit facilities, commercial paper, term loans, mortgages payable, and senior unsecured notes and bonds were $29.1 billion, with a weighted average maturity of 5.5 years and a weighted average interest rate of 3.9%. As of December 31, 2025, approximately 93% of our total debt was fixed rate debt. See notes 8 through 11 to the consolidated financial statements for additional information about our outstanding debt, along with our debt financing activities during the year ended December 31, 2025 below.
Credit Facilities
In April 2025, we entered into new $4.0 billion unsecured multicurrency revolving credit facilities, to amend and restate our previous $4.25 billion unsecured revolving credit facility. Our new revolving credit facilities consist of (a) a $2.0 billion unsecured multicurrency revolving credit facility, consisting of two tranches, that will mature in April 2027 and (b) a $2.0 billion unsecured multicurrency revolving credit facility, consisting of two tranches, that will mature in April 2029 (collectively, the “RI Credit Facilities”). The RI Credit Facilities also include two six-month extensions for each facility, which can be exercised at our option. As of December 31, 2025, we had a borrowing capacity of $2.7 billion available on our RI Credit Facilities (subject to customary conditions to borrowing) and an outstanding balance of $1.3 billion.
In connection with the closing of the RI Credit Facilities, the Fund entered into a newly-established $1.38 billion unsecured credit facility, which provides for (a) an up to $1.0 billion unsecured revolving credit facility and (b) an up to $380.0 million unsecured delayed draw term loan which is available to be drawn for twelve months after April 29, 2025 (the "Closing Date") (collectively, the “Fund Credit Facilities”). The revolving credit facility under the Fund Credit Facilities matures in April 2029 and the delayed draw term loan under the Fund Credit Facilities matures in April 2028. The Fund Credit Facilities also include two six-month extensions for each facility, which can be exercised at our option. The aggregate amount under the Fund Credit Facilities can be increased to up to $2.0 billion pursuant to an accordion expansion feature, which is subject to obtaining lender commitments. As of December 31, 2025, we had a borrowing capacity of $1.2 billion available on our Fund Credit Facilities (subject to customary conditions to borrowing) and an outstanding balance of $182.0 million.

Term Loan Amendment
In November 2025, we entered into a term loan agreement that amends and restates the previous agreement governing our $1.5 billion multi-currency term loan, dated January 6, 2023. The agreement provides for a £900.0 million Sterling-denominated term loan facility that will initially mature in January 2028, before giving effect to one twelve-month extension option.As of December 31, 2025, we had an outstanding balance of $1.2 billion. In conjunction with the closing, we executed variable-to-fixed interest rate swaps, which fix the weighted average per annum interest rate at 4.3% over the two-year term.
Term Loan Redemptions
In August 2025, we repaid our $300.0 million unsecured term loan in full upon maturity, plus $0.3 million in accrued and unpaid interest.
In June 2025, we repaid our $500.0 million unsecured term loan in full upon maturity, plus $2.3 million in accrued and unpaid interest.
Mortgage Repayments
During the year ended December 31, 2025, we made $44.6 million in principal payments, including the full repayment of three mortgages for $42.9 million.
Note Issuances
During the year ended December 31, 2025, we issued the following notes and bonds:

2025 Issuances	Date of Issuance	Maturity Date	Principal amount (in millions)	Price of par value	Effective yield to maturity
5.125% Notes	April 2025	April 2035	$600.0	98.37%	5.337%
3.375% Notes	June 2025	June 2031	€650.0	99.57%	3.456%
3.875% Notes	June 2025	June 2035	€650.0	99.55%	3.930%
3.950% Notes	October 2025	February 2029	$400.0	99.41%	4.143%
4.500% Notes	October 2025	February 2033	$400.0	98.87%	4.685%
Convertible Bond Issuance
In January 2026, we issued $862.5 million aggregate principal amount of 3.500% convertible senior notes due January 2029 in a private offering, for estimated net proceeds of $845.5 million. We used approximately $101.9 million of the net proceeds to repurchase approximately 1.8 million shares of our common stock concurrently with the pricing of the offering. The notes will be senior, unsecured obligations of Realty Income and will accrue interest at a rate of 3.500% per annum, payable semi-annually in arrears. The notes will mature on January 15, 2029, unless earlier repurchased, redeemed or converted. See note 23, Subsequent Events, to the consolidated financial statements for further details.
Note Repayments

2025 Repayments	Date of Issuance	Maturity Date	Principal amount (in millions)
3.875% Notes	April 2018	April 2025	$500.0
4.625% Notes	October 2018	November 2025	$550.0

2026 Repayment	Date of Issuance	Maturity Date	Principal amount (in millions)
5.050% Notes	January 2023	January 2026	$500.0
Note Covenants
The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants and are not measures of our liquidity or performance. The actual amounts as of December 31, 2025, are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	41.4%
Limitation on incurrence of secured debt	< 40% of adjusted assets	0.2%
Debt service and fixed charge coverage (trailing 12 months) (1)	> 1.5x	4.7x
Maintenance of total unencumbered assets	> 150% of unsecured debt	242.7%
(1) Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any Debt (as defined in the covenants) by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our Debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters and subject to certain additional adjustments. Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of the first day of four-quarter period, nor does it purport to reflect our debt service coverage ratio for any future period. Fixed charge coverage is calculated in the same manner as the debt service coverage. The following is our calculation of debt service and fixed charge coverage as of December 31, 2025 (in thousands, for trailing twelve months):

Net income attributable to the Company	$1,058,590
Plus: interest expense, excluding the amortization of deferred financing costs	1,106,037
Plus: provision for taxes	85,346
Plus: depreciation and amortization	2,524,200
Plus: provisions for impairment	471,335
Plus: pro forma adjustments	211,434
Less: gain on sales of real estate	(177,640)
Income available for debt service, as defined	$5,279,302
Total pro forma debt service charge	$1,121,370
Debt service and fixed charge coverage ratio	4.7x
Credit Agency Ratings
The borrowing interest rates under our revolving credit facilities are based upon our ratings assigned by credit rating agencies. As of December 31, 2025, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook and Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook. In addition, we were assigned the following ratings on our commercial paper as of December 31, 2025: Moody's Investors Service has assigned a rating of P-2 and Standard & Poor's Ratings Group has assigned a rating of A-2.
Based on our credit rating agency ratings as of December 31, 2025, our credit facilities provide for (i) USD borrowings at Secured Overnight Financing Rate ("SOFR") plus 0.725% and (ii) British Pound Sterling ("GBP") borrowings at the Sterling Overnight Indexed Average (“SONIA”) plus 0.725%, and (iii) EURO ("EUR") borrowings at a benchmark rate selected in accordance with the credit agreement. A revolving credit facility commitment fee of 0.125% is payable on the total commitment amount. The credit agreement also provides flexibility to elect different interest rate tenors or daily rate options for each currency tranche.
In addition, our credit facilities provide that the interest rates can range between: (i) SOFR/SONIA/Euro Interbank Offered Rate (“EURIBOR”), plus 1.40% if our credit rating is lower than BBB-/Baa3 or our senior unsecured debt is unrated and (ii) SOFR/SONIA/EURIBOR, plus 0.70% if our credit rating is A/A2 or higher. In addition, our credit facilities provide for a facility commitment fee based on our credit ratings, which ranges from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher.
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

Material Cash Requirements
The following table summarizes the maturity of each of our obligations as of December 31, 2025 (in millions):

	2026	2027	2028	2029	2030	Thereafter	Total
Credit Facilities (1)	$—	$823.5	$—	$683.1	$—	$—	$1,506.6
Commercial Paper (2)	516.8	—	—	—	—	—	516.8
Unsecured Term Loans	—	500.0	1,211.0	—	—	—	1,711.0
Mortgages Payable	12.0	22.3	1.3	1.3	1.0	—	37.9
Senior Unsecured Notes and Bonds	2,375.0	2,374.5	2,499.8	2,820.3	2,472.3	12,801.9	25,343.8
Interest (3)	1,069.4	964.5	801.1	731.4	597.5	2,877.8	7,041.7
Ground Leases Paid by the Company (4)	20.4	13.8	11.7	12.9	13.4	570.7	642.9
Ground Leases Paid by Our Clients (5)	31.7	30.1	27.2	24.9	23.3	311.0	448.2
Other (6)	663.8	175.0	4.6	—	—	4.6	848.0
Total	$4,689.1	$4,903.7	$4,556.7	$4,273.9	$3,107.5	$16,566.0	$38,096.9
(1) The initial terms of the RI Credit Facilities expire in April 2027 and April 2029 and include, at our option, two six-month extensions. The initial term of the revolving credit facility under the Fund Credit Facilities expires in April 2029 and includes, at our option, two six-month extensions.
(2) Commercial paper programs outstanding were $516.8 million, maturing between January 2026 and February 2026.
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
(6) “Other” consists of $805.0 million of commitments under construction contracts, and $43.0 million for tenant improvements, recurring capital expenditures, and building improvements.
Investments in Unconsolidated Entities
As of December 31, 2025, our pro-rata share of secured debt of unconsolidated entities was approximately $659.2 million.
DIVIDEND POLICY
Distributions are paid monthly to holders of shares of our common stock.
Distributions are paid monthly to the limited partners holding common units of Realty Income, L.P., each on a per unit basis that is equal to the amount paid per share to our common stockholders (subject to the adjustment factor applicable to those units at the time of such distribution).
In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2025, our cash distributions to common stockholders totaled $2.92 billion, or approximately 159.0% of our estimated taxable income of $1.84 billion. Certain measures are available to us to reduce or eliminate our tax exposure as a REIT, and accordingly, no provision for U.S. federal income taxes, other than our taxable REIT subsidiaries (each, a "TRS"), has been made. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance. We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our cash on hand and funds from operations are sufficient to support our current level of cash distributions to our stockholders. We distributed $3.22 per share to stockholders during the year ended December 31, 2025, representing 75.2% of our diluted Adjusted Funds from Operations Available to Common Stockholders ("AFFO") per share of $4.28.
Future distributions will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, Funds from Operations Available to Common Stockholders ("FFO"), Normalized Funds from Operations Available to Common Stockholders ("Normalized FFO"), AFFO, cash flow from operations, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, our debt service requirements, and any other factors the Board of Directors may deem relevant. In addition, our RI Credit Facilities contain financial covenants that could limit the amount of distributions payable by us in the event of a default, and which prohibit the payment of distributions on our common stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our RI Credit Facilities.

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
Distributions in excess of earnings and profits generally will first be treated as a non-taxable reduction in the stockholders’ basis in their stock, but not below zero. Distributions in excess of that basis generally will be taxable as a capital gain to stockholders. Approximately 33.6% of the distributions to our common stockholders, made or deemed to have been made in 2025, were classified as a return of capital for federal income tax purposes.
RESULTS OF OPERATIONS
The following is a comparison of our results of operations for the years ended December 31, 2025 and 2024.
Total Revenue
The following summarizes our total revenue (in thousands):

	Years ended December 31,
	2025	2024	Change
Rental (excluding reimbursements)	$5,096,934	$4,740,660	$356,274
Rental (reimbursements)	340,398	303,088	37,310
Other	312,045	227,394	84,651
Total revenue	$5,749,377	$5,271,142	$478,235
Rental Revenue (excluding reimbursements)
The table below summarizes the increase in rental revenue (excluding reimbursements) in the years ended December 31, 2025 and 2024 (dollars in thousands):

	Years ended December 31,
	Number of Properties	2025	2024	Change
Properties acquired during 2025 & 2024	746	$329,648	$69,434	$260,214
Same store rental revenue (1)	14,345	4,551,915	4,494,957	56,958
Constant currency adjustment (2)	N/A	(16,493)	(37,794)	21,301
Properties sold during and prior to 2025	745	36,267	100,920	(64,653)
Straight-line rent and other non-cash adjustments	N/A	(1,677)	1,683	(3,360)
Vacant rents, development and other (3)	420	138,560	138,906	(346)
Other excluded revenue (4)	N/A	58,714	19,601	39,113
Less: Spirit rental revenue (5)	N/A	—	(47,047)	47,047
Total		$5,096,934	$4,740,660	$356,274
(1)The same store rental revenue percentage increased by 1.3% for the year ended December 31, 2025 as compared to the same period in 2024.
(2)For purposes of comparability, same store rental revenue is presented on a constant currency basis using the exchange rate as of December 31, 2025.
(3)Relates to the aggregate of (i) rental revenue from 294 properties that were available for lease during part of 2025 or 2024 for the year ended December 31, 2025, respectively and (ii) rental revenue for 126 properties under development or completed developments that do not meet our same store pool definition for the years ended December 31, 2025, respectively.
(4)"Other excluded revenue" primarily consists of reimbursements related to lease termination fees and other settlement income.
(5)Amounts for the year ended December 31, 2024 represent rental revenue from Spirit Realty Capital, Inc. (“Spirit”) properties, which were not included in our financial statements prior to the close of the merger (the "Merger") with Spirit on January 23, 2024.

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
Of the 17,204 in-place leases in the portfolio, 13,860, or 80.6%, were under leases that provide for increases in rents through: base rent increases tied to inflation (typically subject to ceilings), percentage rent based on a percentage of the clients’ gross sales, fixed increases, or a combination of two or more of the aforementioned rent provisions.
Rent based on a percentage of our clients' gross sales, or percentage rent, was $18.2 million and $16.0 million for the years ended December 31, 2025 and 2024, respectively. Percentage rent represents less than 1% of rental revenue.
As of December 31, 2025, our portfolio of 15,511 properties was 98.9% leased with 173 properties available for lease or sale, as compared to 98.7% leased with 205 properties available for lease as of December 31, 2024. It has been our experience that approximately 1% to 4% of our property portfolio will be available for lease at any given time; however, it is possible that the number of properties available for lease or sale could increase in the future, given the nature of economic cycles and other unforeseen global events.
Rental Revenue (reimbursements)
A number of our leases provide for contractually obligated reimbursements from clients for recoverable real estate taxes and operating expenses. Contractually obligated reimbursements by our clients increased by $37.3 million for the year ended December 31, 2025 as compared to the same period in 2024, primarily due to higher reimbursable property taxes and maintenance due to growth in our portfolio.
Other Revenue
The following summarizes our total other revenue (in thousands):

	Years ended December 31,
	2025	2024	Change
Interest income on financing receivables	$128,774	$124,288	$4,486
Interest income on loans and preferred equity investments	179,388	99,967	79,421
Other	3,883	3,139	744
	$312,045	$227,394	$84,651
Total other revenue increased by $84.7 million for the year ended December 31, 2025 as compared to the same period in 2024, primarily due to higher interest income on loans and preferred equity investments driven by growth in our loan portfolio.

Expenses
The following summarizes our total expenses (in thousands):

	Years ended December 31,
	2025	2024	Change
Depreciation and amortization	$2,524,200	$2,395,644	$128,556
Interest	1,134,879	1,016,955	117,924
Property (excluding reimbursements)	88,402	74,587	13,815
Property (reimbursements)	340,398	303,088	37,310
General and administrative	202,554	176,895	25,659
Provisions for impairment	471,335	425,833	45,502
Merger, transaction, and other costs, net	24,214	96,292	(72,078)
Total expenses	$4,785,982	$4,489,294	$296,688
Total revenue (1)	$5,408,979	$4,968,054
General and administrative expenses as a percentage of total revenue (1)	3.7%	3.6%
Property expenses (excluding reimbursements) as a percentage of total revenue (1)	1.6%	1.5%
(1) Excludes client reimbursements.
Depreciation and Amortization
Depreciation and amortization increased by $128.6 million for the year ended December 31, 2025 as compared to the same period in 2024, primarily due to the acquisitions of properties in 2024 and 2025, which were partially offset by property dispositions.
Interest Expense
The following is a summary of the components of our interest expense (in thousands):

	Years ended December 31,
	2025	2024	Change
Interest on our revolving credit facilities, commercial paper, term loans, mortgages, senior unsecured notes and bonds, and interest rate swaps	$1,114,048	$1,018,445	$95,603
Credit facility commitment fees	6,052	5,401	651
Amortization of debt origination and deferred financing costs	29,652	23,939	5,713
Gain on interest rate swaps	(7,322)	(7,180)	(142)
Amortization of net mortgage and note discounts (premiums)	7,069	(3,279)	10,348
Capital lease obligation	2,414	2,025	389
Interest capitalized	(17,034)	(22,396)	5,362
Interest expense	$1,134,879	$1,016,955	$117,924
Revolving credit facilities, commercial paper, term loans, mortgages and senior unsecured notes and bonds
Average outstanding balances	$28,319,680	$25,508,037	$2,811,643
Weighted average interest rates	3.93%	4.07%
Interest expense increased by $117.9 million, or 11.6%, for the year ended December 31, 2025 as compared to the same period in 2024, primarily due to higher average borrowings in 2025, as well as higher amortization of net note discounts (premiums) and deferred financing costs. See notes to the accompanying consolidated financial statements for additional information regarding our indebtedness.
Property Expenses (excluding reimbursements)
Property expenses (excluding reimbursements) consist of costs associated with properties available for lease, non-net-leased properties and general portfolio expenses and include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections and legal fees.
Property expenses (excluding reimbursements) increased by $13.8 million for the year ended December 31, 2025 as compared to the same period in 2024, primarily due to the volume of asset acquisitions during the period resulting in higher repairs and maintenance costs and property management expenses.

Property Expenses (reimbursements)
Property expenses (reimbursements) consist of property taxes and operating costs paid on behalf of our clients. Property expenses (reimbursements) increased by $37.3 million for the year ended December 31, 2025 as compared to the same period in 2024, primarily due to higher reimbursable property taxes and maintenance due to growth in our portfolio.
General and Administrative Expenses
General and administrative expenses are expenditures related to the operations of our company, including employee-related costs, professional fees, and other general overhead costs associated with running our business.
General and administrative expenses increased by $25.7 million for the year ended December 31, 2025 as compared to the same period in 2024, primarily due to higher employee costs and professional fees as we continue to invest in our people and our platform.
Provisions for Impairment
The following table summarizes our provisions for impairment during the periods indicated below (in thousands):

	Years ended December 31,
	2025	2024	Change
Provisions for impairment of real estate	$434,497	$319,032	$115,465
Provisions for credit losses	36,838	106,801	(69,963)
Provisions for impairment	$471,335	$425,833	$45,502
Provisions for impairment of real estate increased by $115.5 million during the year ended December 31, 2025 as compared to the same period in 2024, primarily due to properties that were sold or are more likely than not to be sold in the next twelve months and properties leased to clients in bankruptcy or experiencing financial distress.
Provisions for credit losses decreased by $70.0 million during the year ended December 31, 2025 as compared to the same period in 2024, primarily due to lower credit losses recognized on financing receivables related to distressed clients accounted for under sales leaseback transactions.
Merger, Transaction, and Other Costs, Net
During the year ended December 31, 2025, we incurred $24.2 million of merger, transaction, and other costs, net consisting primarily of placement fees incurred in fundraising for the Fund.
During the year ended December 31, 2024, we incurred $96.3 million of merger, transaction, and other costs, net consisting primarily of transaction and integration-related costs related to Spirit, $5.1 million related to the lease termination of a legacy corporate facility, and $4.5 million related to the establishment of the Fund.
Gain on Sales of Real Estate
The following summarizes our property dispositions (dollars in thousands):

	Years ended December 31,
	2025	2024	Change
Number of properties sold	425	294	131
Net sales proceeds	$744,014	$589,450	$154,564
Gain on sales of real estate	$177,640	$117,275	$60,365
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
Foreign currency and derivative (loss) gain, net was a $28.7 million loss for the year ended December 31, 2025, compared to a $3.4 million gain for the same period in 2024, primarily due to the impact of foreign currency fluctuations on our foreign-denominated assets and liabilities, as well as derivative instruments we executed to reduce the effect of these fluctuations.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated entities increased by $5.5 million for the year ended December 31, 2025 as compared to the same period in 2024, primarily attributable to an increase in earnings in our data center development joint venture, which commenced leasing in 2024.

Other Income, Net
Other income, net increased by $5.8 million for the year ended December 31, 2025 as compared to the same period in 2024, primarily from higher interest earned on cash and cash equivalent balances, in addition to higher insurance proceed gains and miscellaneous other income.
Income Taxes
Income taxes primarily consist of international income taxes accrued or paid by us and our subsidiaries, as well as state and local taxes. The increase of $18.7 million in income taxes for the year ended December 31, 2025 as compared to the same period in 2024 is primarily attributable to higher taxable income in the U.K. and Europe and higher state franchise taxes.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests increased by $4.6 million for the year ended December 31, 2025 as compared to the same period in 2024, primarily attributable to the launch of the Fund, with the first closing of third-party investments occurring at the beginning of the fourth quarter.
Preferred Stock Dividends
The decrease in preferred stock dividends of $7.8 million for the year ended December 31, 2025 as compared to the same period in 2024 is due to the issuance of Realty Income Series A Preferred Stock during the year ended December 31, 2024 in connection with the Merger. In September 2024, we redeemed all 6.9 million of Realty Income Series A Preferred Stock outstanding.
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
Allocation of the Purchase Price of Real Estate Acquisitions
Management must make significant assumptions in determining the fair value of assets acquired and liabilities assumed. When acquiring a property for investment purposes, we allocate the cost of real estate acquired, inclusive of transaction costs, to: (1) land, (2) building and improvements, and (3) identified intangible assets and liabilities, based in each case on their relative estimated fair values. Intangible assets and liabilities consist of above-market or below-market lease value and the value of in-place leases, as applicable. Additionally, above-market rents on leases acquired through sale-leaseback transactions under which we are a lessor are accounted for as financing receivables amortizing over the lease term, while below-market rents on leases under which we are a lessor are accounted for as prepaid rent. In an acquisition of multiple properties, we must also allocate the purchase price among the properties. The allocation of the purchase price is based on our assessment of estimated fair value of the land, building and improvements, and identified intangible assets and liabilities and is often based upon the various characteristics of the market where the property is located. In addition, any assumed mortgages are recorded at their estimated fair values. The estimated fair values of our mortgages payable have been calculated by discounting the future cash flows using applicable interest rates that have been adjusted for factors, such as industry type, client investment grade, maturity date, and comparable borrowings for similar assets. The use of different assumptions in the allocation of the purchase price of the acquired properties and liabilities assumed could affect the timing of recognition of the related revenue and expenses.

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

NON-GAAP FINANCIAL MEASURES
Adjusted Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate ("Adjusted EBITDAre")
Nareit established an EBITDA metric for real estate companies (i.e., EBITDA for real estate, or EBITDAre) it believed would provide investors with a consistent measure to help make investment decisions among REITs. Our definition of “Adjusted EBITDAre” is generally consistent with the Nareit definition, other than our adjustment to remove foreign currency and derivative gain and loss and merger, transaction, and other costs, net. We define Adjusted EBITDAre, a non-GAAP financial measure, for the most recent quarter as earnings (net income) before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) provisions for impairment, (v) merger, transaction, and other costs, net, (vi) gain on sales of real estate, (vii) foreign currency and derivative gain and loss, net, and (viii) our proportionate share of adjustments from unconsolidated entities and consolidated entities with noncontrolling interests. Our Adjusted EBITDAre may not be comparable to Adjusted EBITDAre reported by other companies or as defined by Nareit, and other companies may interpret or define Adjusted EBITDAre differently than we do. Management believes Adjusted EBITDAre to be a meaningful measure of a REIT’s performance because it provides a view of our operating performance, analyzes our ability to meet interest payment obligations before the effects of income tax, depreciation and amortization expense, provisions for impairment, gain on sales of real estate and other items, as defined above, that affect comparability, including the removal of non-recurring and non-cash items that industry observers believe are less relevant to evaluating the operating performance of a company. In addition, EBITDAre is widely followed by industry analysts, lenders, investors, rating agencies, and others as a means of evaluating the operating performance of business activities prior to servicing debt obligations. Management also believes the use of an Annualized Adjusted EBITDAre metric is meaningful because it represents our current earnings run rate for the period presented. Annualized Adjusted EBITDAre and Annualized Pro Forma Adjusted EBITDAre, as defined below, are also used to determine the vesting of performance share awards granted to executive officers. Annualized Adjusted EBITDAre should be considered along with, but not as an alternative to net income as a measure of our operating performance. We define Annualized Pro Forma Adjusted EBITDAre as Annualized Adjusted EBITDAre, subject to certain adjustments to incorporate Adjusted EBITDAre from investments we acquired or stabilized during the applicable quarter and Adjusted EBITDAre from investments we disposed of during the applicable quarter, and include transaction accounting adjustments in accordance with U.S. GAAP, giving pro forma effect to all transactions as if they occurred at the beginning of the applicable quarter, and adjusted for our pro-rata share. Our calculation includes all adjustments consistent with the requirements to present Adjusted EBITDAre on a pro forma basis in accordance with Article 11 of Regulation S-X. We believe Annualized Pro Forma Adjusted EBITDAre is a useful non-GAAP supplemental measure, as it excludes investments that were no longer owned at the balance sheet date and includes the annualized base rent from investments acquired during the quarter. Management also uses our ratios of Net Debt/Annualized Adjusted EBITDAre and Net Debt/Annualized Pro Forma Adjusted EBITDAre as measures of leverage in assessing our financial performance, which is calculated as net debt (which we define as total debt, excluding deferred financing costs and net discounts, less cash and cash equivalents, at our pro-rata share), divided by Annualized Adjusted EBITDAre and Annualized Pro Forma Adjusted EBITDAre, respectively.

The following is a reconciliation of net income (which we believe is the most comparable U.S. GAAP measure) to Adjusted EBITDAre and Annualized Pro Forma EBITDAre calculations for the periods indicated below (dollars in thousands):

	Three months ended December 31,
	2025
Net income	$301,636
Interest	288,199
Income taxes	21,800
Depreciation and amortization	635,435
Provisions for impairment	124,411
Merger, transaction, and other costs, net	10,261
Gain on sales of real estate	(67,430)
Foreign currency and derivative loss, net	18,902
Proportionate share of adjustments from unconsolidated entities	19,576
Adjustments attributable to noncontrolling interests	(12,236)
Adjusted EBITDAre	$1,340,554
Annualized Adjusted EBITDAre (1)	$5,362,216
Annualized Pro Forma Adjustments	$51,811
Annualized Pro Forma Adjusted EBITDAre	$5,414,027
Total debt per the consolidated balance sheets, excluding deferred financing costs and net discounts	$29,116,111
Proportionate share of unconsolidated entities debt, excluding deferred financing costs	659,190
Noncontrolling interests share of debt, excluding deferred financing costs	(55,637)
Less: Pro-Rata Share of cash and cash equivalents (2)	(419,402)
Net Debt (3)	$29,300,262
Net Debt/Annualized Adjusted EBITDAre	5.5	x
Net Debt/Annualized Pro Forma Adjusted EBITDAre	5.4	x

Reconciliation of Consolidated Cash to Pro-Rata Share of Cash and Cash equivalents
Cash and cash equivalents per the consolidated balance sheet	$434,842
Add: proportionate share of unconsolidated entities cash	6,609
Less: adjustments allocable to noncontrolling interests	(22,049)
Total Pro-Rata Share of cash and cash equivalents	$419,402
(1) We calculate Annualized Adjusted EBITDAre by multiplying the Adjusted EBITDAre for the applicable quarter by four.
(2) Reflects adjustments for our share based on our proportionate economic ownership of our joint ventures (which adds our pro-rata share of unconsolidated entities and deducts our noncontrolling interests share).
(3) Net Debt is total debt, excluding deferred financing costs and net discounts, less cash and cash equivalents, at our Pro-Rata Share.
As described above, the Annualized Pro Forma Adjustments, which include transaction accounting adjustments in accordance with U.S. GAAP and adjusted for our pro-rata share, consist of adjustments to incorporate the Adjusted EBITDAre from investments we acquired or stabilized during the applicable quarter and Adjusted EBITDAre from investments we disposed of during the applicable quarter, giving pro forma effect to all transactions as if they occurred at the beginning of the periods, consistent with the requirements of Article 11 of Regulation S-X. The following table summarizes our Annualized Pro Forma Adjustments related to our Annualized Pro Forma Adjusted EBITDAre calculation for the period indicated below (in thousands):

Three months ended December 31,
2025
Annualized pro forma adjustments from investments acquired or stabilized	$116,680
Annualized pro forma adjustments from investments disposed	(64,869)
Annualized Pro Forma Adjustments	$51,811

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
The following summarizes our FFO and Normalized FFO (in millions, except per share data):

	Years ended December 31,
	2025	2024	% Change
FFO available to common stockholders	$3,860.3	$3,467.7	11.3%
FFO per common share (1)	$4.25	$4.01	6.0%
Normalized FFO available to common stockholders	$3,884.5	$3,564.0	9.0%
Normalized FFO per common share (1)	$4.27	$4.12	3.6%
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

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable U.S. GAAP measure) to FFO and Normalized FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (in thousands, except per share amounts):

	Years ended December 31,
	2025	2024
Net income available to common stockholders	$1,058,590	$847,893
Depreciation and amortization	2,524,200	2,395,644
Depreciation of furniture, fixtures and equipment	(2,622)	(2,857)
Provisions for impairment of real estate	434,497	319,032
Gain on sales of real estate	(177,640)	(117,275)
Proportionate share of adjustments for unconsolidated entities	33,345	29,124
FFO adjustments allocable to noncontrolling interests	(10,047)	(3,902)
FFO available to common stockholders	$3,860,323	$3,467,659
FFO allocable to dilutive noncontrolling interests	9,396	6,611
Diluted FFO	$3,869,719	$3,474,270

FFO available to common stockholders	$3,860,323	$3,467,659
Merger, transaction, and other costs, net (1)	24,214	96,292
Normalized FFO available to common stockholders	$3,884,537	$3,563,951
Normalized FFO allocable to dilutive noncontrolling interests	9,396	6,611
Diluted Normalized FFO	$3,893,933	$3,570,562

FFO per common share:
Basic	$4.26	$4.02
Diluted	$4.25	$4.01
Normalized FFO per common share:
Basic	$4.28	$4.13
Diluted	$4.27	$4.12
Distributions paid to common stockholders	$2,920,895	$2,691,719
FFO after distributions	$939,428	$775,940
Normalized FFO after distributions	$963,642	$872,232
Weighted average number of common shares used for FFO and Normalized FFO:
Basic	907,169	862,959
Diluted	911,015	865,842
(1)During the year ended December 31, 2025, we incurred $24.2 million of merger, transaction, and other costs, net, consisting primarily of placement fees incurred in fundraising for the Fund. During the year ended December 31, 2024, we incurred $96.3 million of merger transaction and other costs, net, primarily related to transaction and integration related costs related to the Spirit merger.

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS
We define AFFO, a non-GAAP measure, as FFO adjusted for unique revenue and expense items, which we believe are not as pertinent to the measurement of our ongoing operating performance. We define diluted AFFO as AFFO adjusted for dilutive noncontrolling interests.
The following summarizes our AFFO (in millions, except per share data):

	Years ended December 31,
	2025	2024	% Change
AFFO available to common stockholders	$3,885.9	$3,621.4	7.3%
AFFO per common share (1)	$4.28	$4.19	2.1%
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

	Years ended December 31,
	2025	2024
Net income available to common stockholders	$1,058,590	$847,893
Cumulative adjustments to calculate Normalized FFO (1)	2,825,947	2,716,058
Normalized FFO available to common stockholders	3,884,537	3,563,951
Debt-related non-cash items:
Amortization of net debt discounts and deferred financing costs	36,705	15,361
Amortization of acquired interest rate swap value (2)	11,048	13,935
Capital expenditures from operating properties:
Leasing costs and commissions	(9,481)	(8,558)
Recurring capital expenditures	(335)	(402)
Other non-cash items:
Non-cash change in allowance for credit losses	36,838	106,801
Amortization of share-based compensation	30,770	32,741
Straight-line rent and expenses, net	(169,217)	(171,887)
Amortization of above and below-market leases, net	47,228	55,870
Deferred tax expense	603	3,552
Proportionate share of adjustments for unconsolidated entities	(2,991)	(2,078)
Excess of redemption value over carrying value of preferred shares redeemed	—	5,116
Other adjustments (3)	20,193	7,035
AFFO available to common stockholders	$3,885,898	$3,621,437
AFFO allocable to dilutive noncontrolling interests	9,323	6,599
Diluted AFFO	$3,895,221	$3,628,036
AFFO per common share:
Basic	$4.28	$4.20
Diluted	$4.28	$4.19
Distributions paid to common stockholders	$2,920,895	$2,691,719
AFFO after distributions	$965,003	$929,718
Weighted average number of common shares used for AFFO:
Basic	907,169	862,959
Diluted	911,015	865,842
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
The following table presents, by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of December 31, 2025. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes.
Expected Maturity Data
The following table summarizes the maturity of our debt as of December 31, 2025 (dollars in millions):

	Consolidated Fixed Rate Debt				Consolidated Variable Rate Debt				End of Period Interest Rate (3)
Year Principal Due	Unsecured Term Loans	Mortgages Payable	Senior Unsecured Notes and Bonds	Subtotal	RI Credit Facilities	Fund Credit Facilities	Commercial Paper	Total Consolidated Debt Principal	Fixed Rate Debt (4)	Variable Rate Debt
2026	$—	$12.0	$2,375.0	$2,387.0	$—	$—	$516.8	$2,903.8	4.09%	2.34%
2027	500.0	22.3	2,374.5	2,896.8	823.5	—	—	3,720.3	2.80	4.07
2028	1,211.0	1.3	2,499.8	3,712.1	—	—	—	3,712.1	3.72	—
2029	—	1.3	2,820.3	2,821.6	501.1	182.0	—	3,504.7	3.96	3.86
2030	—	1.0	2,472.3	2,473.3	—	—	—	2,473.3	3.73	—
Thereafter	—	—	12,801.9	12,801.9	—	—	—	12,801.9	4.15	—
Total (1)	$1,711.0	$37.9	$25,343.8	$27,092.7	$1,324.6	$182.0	$516.8	$29,116.1	3.88%	3.55%
Fair Value (2)	$1,711.0	$37.6	$24,647.5	$26,396.1	$1,324.6	$182.0	$516.8	$28,419.5
(1)Excludes net discounts recorded on mortgages payable, net discounts recorded on notes payable, and deferred financing costs on term loans, mortgages payable, and notes payable.
(2)We base the estimated fair value of our fixed rate mortgages and private senior notes payable as of December 31, 2025, on the relevant forward interest rate curve, plus an applicable credit-adjusted spread. We base the estimated fair value of the publicly traded fixed rate senior notes and bonds as of December 31, 2025, on the indicative market prices and recent trading activity of our senior notes and bonds payable. We believe that the carrying values of the credit facilities, commercial paper borrowings, and term loans reasonably approximate their estimated fair values as of December 31, 2025.
(3)Calculated as the weighted average interest rate as of December 31, 2025. The weighted average interest rates reflect the effective fixed rate for floating rate debt that is fixed through interest rate swaps.
(4)In connection with our merger with Spirit in January 2024, we effectively assumed Spirit’s existing term loans and fixed rate swaps, which carry a weighted average fixed interest rate of 3.3% for our term loan maturing in August 2027. In November 2025, we entered into interest rate swaps, which fixed our per annum interest rate at 4.3% for our term loan initially maturing in January 2028.
The table above incorporates only those exposures that exist as of December 31, 2025. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

As of December 31, 2025, our outstanding mortgages payable, notes, and bonds had fixed interest rates. Interest on our credit facilities and commercial paper borrowings and term loans is variable. However, the variable interest rate feature on our term loans has been mitigated by interest rate swap agreements. As of December 31, 2025, a 1% change in interest rates on our variable-rate debt would change our interest rate costs by $20.2 million.
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

Item 8:        Financial Statements and Supplementary Data

A.	Reports of Independent Registered Public Accounting Firm

B.	Consolidated Balance Sheets, December 31, 2025 and December 31, 2024

C.	Consolidated Statements of Income and Comprehensive Income, Years ended December 31, 2025, 2024, and 2023

D.	Consolidated Statements of Equity, Years ended December 31, 2025, 2024, and 2023

E.	Consolidated Statements of Cash Flows, Years ended December 31, 2025, 2024, and 2023

F.	Notes to Consolidated Financial Statements

G.	Schedule III - Real Estate and Accumulated Depreciation

Schedules not filed: All schedules, other than that indicated in the Table of Contents, have been omitted as the required information is either not material, inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Realty Income Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Realty Income Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the expected holding period for long-lived assets
As discussed in Note 1 to the consolidated financial statements, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances, including shortening the estimated holding periods of such assets, indicate that the carrying amount of these assets may not be recoverable. The Company's long-lived assets primarily consist of its real estate held for investment and the related lease intangible assets, net of accumulated depreciation and amortization, which were $59.1 billion as of December 31, 2025.

We identified the assessment of the Company's impairment analysis for certain long-lived assets as a critical audit matter. Specifically, subjective auditor judgment was required in identifying and assessing the events or changes in circumstances which may indicate a shortening of the estimated holding periods for long-lived assets. Changes in the estimated holding periods could have a significant impact on the recoverability of the long-lived assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls, which included identification and assessment of events or changes in circumstances that indicate a shortening of the estimated holding period of long-lived assets. We evaluated the Company's estimated holding period by (i) inquiring of the Company's management, including personnel outside of the accounting department, regarding changes to the estimated holding period, (ii) obtaining written representations from management, (iii) reading the minutes of the board of directors of the Company, (iv) analyzing documents prepared by the Company regarding potential long-lived asset disposition transactions, and (v) evaluating events occurring after December 31, 2025.

/s/ KPMG LLP

We have served as the Company’s auditor since 1993.

San Diego, California
February 24, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Realty Income Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Realty Income Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 24, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
San Diego, California
February 24, 2026

Item 1:          Financial Statements
REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Real estate held for investment, at cost:
Land	$18,368,029	$17,320,520
Buildings and improvements	43,824,410	40,974,535
Total real estate held for investment, at cost	62,192,439	58,295,055
Less accumulated depreciation and amortization	(8,778,536)	(7,381,083)
Real estate held for investment, net	53,413,903	50,913,972
Real estate and lease intangibles held for sale, net	91,784	94,979
Cash and cash equivalents	434,842	444,962
Accounts receivable, net	1,053,487	877,668
Lease intangible assets, net	5,717,241	6,322,992
Goodwill	4,932,199	4,932,199
Investment in unconsolidated entities	1,256,456	1,229,699
Other assets, net	5,895,700	4,018,568
Total assets	$72,795,612	$68,835,039
LIABILITIES AND EQUITY
Distributions payable	$255,171	$238,045
Accounts payable and accrued expenses	1,060,969	759,416
Lease intangible liabilities, net	1,493,958	1,635,770
Other liabilities	1,066,809	923,128
Revolving credit facilities and commercial paper	2,023,414	1,130,201
Term loans, net	1,701,615	2,358,417
Mortgages payable, net	37,761	80,784
Notes payable, net	25,031,947	22,657,592
Total liabilities	$32,671,644	$29,783,353
Commitments and contingencies (Note 22)
Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 1,300,000 shares authorized, 933,975 and 891,511 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	$49,861,660	$47,451,068
Distributions in excess of net income	(10,527,984)	(8,648,559)
Accumulated other comprehensive income	105,019	38,229
Total stockholders’ equity	$39,438,695	$38,840,738
Noncontrolling interests	685,273	210,948
Total equity	$40,123,968	$39,051,686
Total liabilities and equity	$72,795,612	$68,835,039
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Years ended December 31,
	2025	2024	2023
REVENUE
Rental (including reimbursements)	$5,437,332	$5,043,748	$3,958,150
Other	312,045	227,394	120,843
Total revenue	5,749,377	5,271,142	4,078,993
EXPENSES
Depreciation and amortization	2,524,200	2,395,644	1,895,177
Interest	1,134,879	1,016,955	730,423
Property (including reimbursements)	428,800	377,675	316,964
General and administrative	202,554	176,895	144,536
Provisions for impairment	471,335	425,833	87,082
Merger, transaction, and other costs, net	24,214	96,292	14,464
Total expenses	4,785,982	4,489,294	3,188,646
Gain on sales of real estate	177,640	117,275	25,667
Foreign currency and derivative (loss) gain, net	(28,653)	3,420	(13,414)
Equity in earnings of unconsolidated entities	13,330	7,793	2,546
Other income, net	29,417	23,606	23,789
Income before income taxes	1,155,129	933,942	928,935
Income taxes	(85,346)	(66,601)	(52,021)
Net income	1,069,783	867,341	876,914
Net income attributable to noncontrolling interests	(11,193)	(6,569)	(4,605)
Net income attributable to the Company	1,058,590	860,772	872,309
Preferred stock dividends	—	(7,763)	—
Excess of redemption value over carrying value of preferred shares redeemed	—	(5,116)	—
Net income available to common stockholders	$1,058,590	$847,893	$872,309
Amounts available to common stockholders per common share:
Net income, basic and diluted	$1.17	$0.98	$1.26
Weighted average common shares outstanding:
Basic	907,169	862,959	692,298
Diluted	908,334	863,792	693,024

Net income available to common stockholders	$1,058,590	$847,893	$872,309
Other comprehensive income (loss):
Foreign currency translation adjustment	91,941	(32,883)	64,326
Unrealized loss on derivatives, net	(25,151)	(2,782)	(37,265)
Total other comprehensive income (loss)	$66,790	$(35,665)	$27,061
Comprehensive income available to common stockholders	$1,125,380	$812,228	$899,370
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)
Years ended December 31, 2025, 2024, and 2023

	Shares of preferred stock	Preferred stock and paid in capital	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income	Total stockholders’ equity	Non-controlling interests	Total equity
Balance, December 31, 2022	—	$—	660,300	$34,159,509	$(5,493,193)	$46,833	$28,713,149	$130,140	$28,843,289
Net income	—	—	—	—	872,309	—	872,309	4,605	876,914
Other comprehensive income	—	—	—	—	—	27,061	27,061	—	27,061
Distributions paid and payable	—	—	—	—	(2,141,252)	—	(2,141,252)	(9,340)	(2,150,592)
Share issuances, net of costs	—	—	91,902	5,450,982	—	—	5,450,982	—	5,450,982
Contributions by noncontrolling interests	—	—	—	—	—	—	—	40,097	40,097
Share-based compensation, net	—	—	258	19,218	—	—	19,218	—	19,218
Balance, December 31, 2023	—	$—	752,460	$39,629,709	$(6,762,136)	$73,894	$32,941,467	$165,502	$33,106,969
Net income	—	—	—	—	860,772	—	860,772	6,569	867,341
Other comprehensive loss	—	—	—	—	—	(35,665)	(35,665)	—	(35,665)
Distributions paid and payable	—	—	—	—	(2,742,079)	—	(2,742,079)	(10,398)	(2,752,477)
Share issuances, net of costs	—	—	30,381	1,754,895	—	—	1,754,895	—	1,754,895
Shares issued with merger	6,900	167,394	108,308	6,043,641	—	—	6,043,641	—	6,043,641
Contributions by noncontrolling interests	—	—	—	—	—	—	—	2,022	2,022
Issuance of common partnership units	—	—	—	(768)	—	—	(768)	47,253	46,485
Preferred shares redeemed	(6,900)	(167,394)	—	—	(5,116)		(5,116)	—	(5,116)
Share-based compensation, net	—	—	362	23,591	—	—	23,591	—	23,591
Balance, December 31, 2024	—	$—	891,511	$47,451,068	$(8,648,559)	$38,229	$38,840,738	$210,948	$39,051,686
Net income	—	—	—	—	1,058,590	—	1,058,590	11,193	1,069,783
Other comprehensive income	—	—	—	—	—	66,790	66,790	—	66,790
Distributions paid and payable	—	—	—	—	(2,938,015)	—	(2,938,015)	(12,041)	(2,950,056)
Share issuance, net of costs	—	—	42,182	2,376,144	—	—	2,376,144	—	2,376,144
Contributions by noncontrolling interests	—	—	—	—	—	—	—	488,455	488,455
Reallocation of equity	—	—	—	13,282	—	—	13,282	(13,282)	—
Share-based compensation, net	—	—	282	21,166	—	—	21,166	—	21,166
Balance, December 31, 2025	—	$—	933,975	$49,861,660	$(10,527,984)	$105,019	$39,438,695	$685,273	$40,123,968
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,069,783	$867,341	$876,914
Adjustments to net income:
Depreciation and amortization	2,524,200	2,395,644	1,895,177
Amortization of share-based compensation	30,770	57,493	26,227
Non-cash revenue adjustments	(121,989)	(116,017)	(62,029)
Amortization of net discounts (premiums) on mortgages payable	287	30	(12,803)
Amortization of net discounts (premiums) on notes payable	6,782	(3,309)	(60,657)
Amortization of deferred financing costs	29,652	23,939	26,670
Foreign currency and unrealized derivative loss (gain), net	54,947	(19,394)	37,776
Non-cash interest expense (income)	1,646	11,505	(7,189)
Gain on sales of real estate	(177,640)	(117,275)	(25,667)
Equity in earnings of unconsolidated entities	(13,330)	(7,793)	(2,546)
Distributions on common equity from unconsolidated entities	39,860	21,038	5,807
Provisions for impairment	471,335	425,833	87,082
Deferred income taxes	603	3,552	—
Change in assets and liabilities
Accounts receivable and other assets	(115,792)	28,082	(111,286)
Accounts payable, accrued expenses and other liabilities	193,640	2,607	285,293
Net cash provided by operating activities	3,994,754	3,573,276	2,958,769
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(4,647,873)	(3,262,437)	(8,053,595)
Improvements to real estate, including leasing costs	(131,800)	(121,411)	(68,692)
Investment in unconsolidated entities	(52,265)	(70,381)	(1,179,306)
Investment in loans and preferred equity	(1,613,276)	(631,650)	(201,621)
Proceeds from sales of real estate	744,014	589,450	117,354
Return of investment from unconsolidated entities	—	—	3,927
Proceeds from note receivable	31,390	57,300	—
Insurance proceeds received	3,487	2,788	27,279
Non-refundable escrow deposits	3,150	(225)	(200)
Net cash acquired in merger	—	93,683	—
Net cash used in investing activities	(5,663,173)	(3,342,883)	(9,354,854)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(2,920,895)	(2,691,719)	(2,111,793)
Cash distributions to preferred stockholders	—	(7,763)	—
Borrowings on revolving credit facilities and commercial paper programs	20,280,426	36,887,003	77,338,040
Payments on revolving credit facilities and commercial paper programs	(19,557,427)	(36,528,598)	(79,398,193)
Proceeds from term loan	406,999	—	1,029,383
Principal payment on term loans	(1,139,489)	(250,000)	—
Proceeds from notes payable issued	2,891,750	2,657,925	4,239,745
Principal payment on notes payable	(1,049,997)	(849,999)	—
Principal payments on mortgages payable	(44,634)	(740,505)	(22,015)
Proceeds from common stock offerings, net	2,364,144	1,742,810	5,439,462
Proceeds from dividend reinvestment and stock purchase plan	12,002	11,812	11,519
Redemption of preferred stock	—	(172,510)	—
Distributions to noncontrolling interests	(12,024)	(10,143)	(7,725)
Contributions from noncontrolling interests	488,455	—	—
Net receipts on derivative settlements	—	—	7,853
Debt issuance costs	(88,365)	(60,615)	(81,898)
Other financing activities, net	46,850	(8,856)	(7,022)
Net cash provided by (used in) financing activities	1,677,795	(21,158)	6,437,356
Effect of exchange rate changes on cash and cash equivalents	15,874	(5,904)	24,023
Net increase in cash, cash equivalents and restricted cash	25,250	203,331	65,294
Cash, cash equivalents and restricted cash, beginning of period	495,506	292,175	226,881
Cash, cash equivalents and restricted cash, end of period	$520,756	$495,506	$292,175
For supplemental disclosures, see note 19, Supplemental Disclosures of Cash Flow Information.
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

1.    Summary of Significant Accounting Policies
Realty Income Corporation (“Realty Income,” the “Company,” “we,” “our” or “us”), a Maryland corporation, is an S&P 500 company and real estate partner to the world's leading companies®. The Company was founded in 1969 and our shares of common stock trade on the New York Stock Exchange ("NYSE") under the symbol “O”.
As of December 31, 2025, we owned or held interests in a diversified portfolio of 15,511 properties located in all 50 states of the United States ("U.S."), the United Kingdom ("U.K."), and eight other countries in Europe, with approximately 355.0 million square feet of leasable space.
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

During the year ended December 31, 2025, we formed and announced closings with respect to our open-end, perpetual life private capital vehicle (the "Fund"). As of December 31, 2025, we are considered the primary beneficiary of the Fund, Realty Income, L.P. and certain investments, including investments in joint ventures. Below is a summary of selected financial data of such consolidated VIEs, included on our consolidated balance sheets as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Net real estate	$4,831,968	$2,882,135
Total assets	$5,579,888	$3,461,843
Total liabilities	$422,092	$131,096
The portion of a consolidated entity not owned by us is recorded as a noncontrolling interest. Noncontrolling interests are reflected on our consolidated balance sheets as a component of equity. Noncontrolling interests that were created or assumed as part of a business combination or asset acquisition were recognized at fair value as of the date of the transaction. For further details, see note 12, Noncontrolling Interests.
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
Net Income per Common Share. Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income per common share is computed by dividing net income available to common stockholders, plus income attributable to dilutive shares and convertible common units for the period, by the weighted average number of common shares that would have been outstanding assuming the issuance of common shares for all dilutive common shares outstanding during the reporting period. For more detail, see note 18, Net Income per Common Share.
Cash Equivalents and Restricted Cash. We consider all short-term, highly liquid investments that are readily convertible to cash and have an original maturity of three months or less at the time of purchase to be cash equivalents. Restricted cash includes cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), impounds related to mortgages payable and cash that is not immediately available to Realty Income (i.e. escrow deposits for future acquisitions).
Cash accounts maintained on behalf of Realty Income in demand deposits at commercial banks and money market funds may exceed federally insured levels or may be held in accounts without any federal insurance or any other insurance or guarantee. However, Realty Income has not experienced any losses in such accounts.
Income Taxes. We have elected to be taxed as a real estate investment trust ("REIT"), under the Code, as amended. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income. Assuming our dividends equal or exceed our taxable net income in the U.S., we generally will not be required to pay U.S. income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of our taxable REIT subsidiaries ("TRS"). A TRS is a subsidiary of a REIT that is subject to federal, state and local income taxes, as applicable. Our use of TRS entities enables us to engage in certain business activities while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. We are liable for taxes in our applicable international territories and have made the appropriate provisions in those territories. Therefore, the income taxes recorded in our consolidated statements of income and comprehensive income represent amounts for U.S. income taxes on our TRS entities, city and state income and franchise taxes, as well as income taxes for the applicable international territories.
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
Lease Revenue Recognition and Accounts Receivable. The majority of our leases are accounted for as operating leases. Under this method, leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. Any rental revenue contingent upon our client’s sales, or percentage rent, is recognized only after our client exceeds their sales breakpoint. Rental increases based upon changes in the consumer price indices are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements. Lease termination fees, which are included in rental revenue, are amortized over the remaining term of the lease until we have no continuing obligation to provide services to such former client. Contractually obligated rental revenue from our clients for recoverable real estate taxes and operating expenses are included in contractually obligated reimbursements by our clients, a component of rental revenue, in the period when such costs are incurred. Taxes and operating expenses paid directly by our clients are recorded on a net basis.
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
In addition to the client-specific collectability assessment conducted, we may also recognize a general allowance, as a reduction to rental revenue, for our operating lease receivables which are not expected to be fully collectible. We had $5.1 million of general allowance as of December 31, 2025. There was no general allowance as of December 31, 2024.
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

Allowance for Credit Losses. The allowance for credit losses, which is recorded as a reduction to loans receivable and financing receivable within 'Other assets, net' on our consolidated balance sheets, is using a probability of default method based on our clients respective credit ratings, our historical experience, and the expected value of the underlying collateral upon its repossession. If we determine a financing receivable no longer shares risk characteristics with other financing receivables in the pool, we evaluate the financing receivable for expected credit losses on an individual basis. Included in our model are factors that incorporate forward-looking information. Changes in our allowance for credit losses are presented in 'Provisions for impairment' in our consolidated statements of income and comprehensive income. For further details, see note 7, Investments in Loans and Financing Receivables.
Merger, Transaction, and Other Costs, Net. Merger, transaction, and other costs, net include (i) merger-related transaction costs, primarily consisting of employee severance, post-combination share-based compensation, transfer taxes, and various professional fees directly attributable to a merger, (ii) organization costs for potential strategic ventures and business lines, (iii) placement fees incurred in fundraising of the Fund, (iv) corporate facilities lease termination costs, and (v) other costs that do not align with the ongoing operations of our business. During the year ended December 31, 2025, we incurred $24.2 million of merger, transaction, and other costs, net consisting primarily of placement fees incurred in fundraising for the Fund. During the year ended December 31, 2024, we incurred $96.3 million of merger, transaction, and other costs, net consisting of $86.7 million of transaction and integration-related costs related to our merger (the "Merger") with Spirit Realty Capital, Inc. ("Spirit") (see note 2), $5.1 million related to the lease termination of a legacy corporate facility, and $4.5 million related to the establishment of the Fund.
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
Real Estate and Lease Intangibles Held for Sale. We generally reclassify assets to held for sale when the disposition has been approved, there are no known contingencies relating to the sale and the consummation of the disposition is considered probable within one year. Upon classifying a real estate investment as held for sale, we will no longer recognize depreciation expense related to the depreciable assets of the property. Assets held for sale are recorded at the lower of carrying value or estimated fair value, less the estimated cost to dispose of the assets. Sixty-four properties were classified as held for sale as of December 31, 2025.
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
Our investment in unconsolidated entities includes preferred interests. Upon acquisition, we assess whether such investment should be considered debt or equity securities based on investment terms. As of December 31, 2025, our investment balance includes preferred interests classified as equity securities without a readily determinable fair value, for which we elect to apply the measurement alternative and record the value of the investment at cost, less any applicable impairment.
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
Provisions for Impairment - Goodwill. Goodwill is not amortized, but is subject to impairment reviews annually, or more frequently if necessary. Goodwill is qualitatively assessed to determine whether a quantitative impairment assessment is necessary. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized, and the asset is written down to its estimated fair value. We perform our annual goodwill impairment assessment as of June 30. During the years ended December 31, 2025, 2024, and 2023, there were no impairments of goodwill.
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
We actively manage interest rate and foreign currency exposures arising from our liquidity and funding activities using derivative instruments. We record all derivatives on the balance sheet at fair value. The majority of inputs used to value our derivatives fall within level 2 of the fair value hierarchy. Changes in the fair value of derivatives are recognized in earnings unless the derivative is designated in a hedging relationship and qualifying changes are deferred in AOCI in accordance with hedge accounting guidance. Amounts deferred in AOCI are subsequently recognized in our consolidated statements of income and comprehensive income as the hedged item affects earnings or when other triggering events occur that require reclassification.
Newly Issued Accounting Standards. In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-06, Intangibles—Goodwill and Other—Internal-Use Software, which simplifies the capitalization guidance by removing references to software development project stages and further updates so that the guidance considers various software development methods. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this update permit an entity to apply the new guidance using a prospective, retrospective or modified transition approach. While we are currently evaluating the impact of this pronouncement, we do not expect it will have a material impact on our consolidated financial statements.
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
2.    Merger with Spirit Realty Capital, Inc.
On January 23, 2024, we completed our previously announced merger with Spirit. For further details, please see note 2, Merger with Spirit Realty Capital, Inc., to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2024.
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
A.    Merger-related Transaction Costs
In conjunction with the Merger, during the year ended December 31, 2024, we incurred $86.7 million of merger-related transaction costs primarily consisting of employee severance, post-combination share-based compensation, transfer taxes, and various professional fees directly attributable to the Merger. We incurred $0.2 million of merger-related transaction costs during the year ended December 31, 2025, primarily related to the resolution of certain contingencies which existed at the date of the Merger. Merger-related transaction costs are presented in 'Merger, transaction, and other costs, net' in our consolidated statements of income and comprehensive income.
B.    Unaudited Pro Forma Financial Information
The following unaudited pro forma information presents a summary of our combined results of operations for the year ended December 31, 2024, as if the Merger had occurred on January 1, 2023 (in millions, except per share data). The pro forma financial information is not necessarily indicative of the results of operations had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

Year ended
December 31, 2024
Total revenues	$5,319.1
Net income	$945.9
Basic and diluted earnings per share	$1.10
Our consolidated results of operations for the year ended December 31, 2024 include $762.7 million of revenues and $103.1 million of net income, respectively, associated with the results of operations of Spirit from the closing of the Merger on January 23, 2024 to December 31, 2024.
3.    Supplemental Detail for Certain Components of Consolidated Balance Sheets (in thousands):

A.	Accounts receivable, net, consist of the following at:	December 31, 2025	December 31, 2024
	Straight-line rent receivables, net	$880,341	$694,844
	Client receivables, net	173,146	182,824
		$1,053,487	$877,668

B.	Lease intangible assets, net, consist of the following at:	December 31, 2025	December 31, 2024
	In-place leases	$7,627,840	$7,347,301
	Above-market leases	2,251,857	2,203,420
	Accumulated amortization of in-place leases	(3,220,426)	(2,487,302)
	Accumulated amortization of above-market leases	(944,198)	(742,338)
	Other items	2,168	1,911
		$5,717,241	$6,322,992

C.	Other assets, net, consist of the following at:	December 31, 2025	December 31, 2024
	Loans receivable, net	$1,682,117	$828,500
	Financing receivables, net	1,574,574	1,609,044
	Right of use asset - financing leases, net	827,644	653,353
	Investment in preferred equity	800,472	—
	Right of use asset - operating leases, net	592,319	619,350
	Restricted escrow deposits	83,200	36,326
	Prepaid expenses	76,207	63,499
	Value-added tax receivable	75,005	48,075
	Interest receivable	33,805	16,071
	Revolving credit facilities origination costs, net	25,246	7,331
	Corporate assets, net	15,159	12,763
	Derivative assets and receivables - at fair value	8,018	47,165
	Investment in sales type lease	6,206	6,138
	Non-refundable escrow deposits	3,150	225
	Impounds related to mortgages payable	2,714	14,218
	Other items	89,864	56,510
		$5,895,700	$4,018,568

D.	Accounts payable and accrued expenses consist of the following at:	December 31, 2025	December 31, 2024
	Notes payable - interest payable	$303,557	$261,605
	Derivative liabilities and payables - at fair value	205,695	81,524
	Accrued income taxes	120,228	84,884
	Property taxes payable	92,246	92,440
	Value-added tax payable	76,009	26,829
	Accrued property expenses	69,258	61,118
	Accrued costs on properties under development	36,064	59,602
	Mortgages, term loans, and credit line - interest payable	2,699	4,584
	Other items	155,213	86,830
		$1,060,969	$759,416

E.	Lease intangible liabilities, net, consist of the following at:	December 31, 2025	December 31, 2024
	Below-market leases	$2,135,262	$2,119,200
	Accumulated amortization of below-market leases	(641,304)	(483,430)
		$1,493,958	$1,635,770

F.	Other liabilities consist of the following at:	December 31, 2025	December 31, 2024
	Rent received in advance and other deferred revenue	$460,968	$352,334
	Lease liability - operating leases	429,675	452,956
	Lease liability - financing leases	121,434	77,190
	Security deposits	39,036	35,594
	Other items	15,696	5,054
		$1,066,809	$923,128

4.    Investments in Real Estate
A.    Acquisitions of Real Estate
Below is a summary of our acquisitions for the year ended December 31, 2025 (unaudited):

	Number of Properties	Investment ($ in millions)	Weighted Average Lease Term (Years)
Acquisitions
U.S. real estate	180	$1,240.3	13.7
Europe real estate	88	2,911.8	8.7
Total real estate acquisitions	268	$4,152.1	10.1
Initial weighted average cash yield (1)		7.0%
Real estate properties under development
U.S. real estate	91	$285.7	16.6
Europe real estate	18	199.7	12.5
Total real estate properties under development	109	$485.4	14.9
Initial weighted average cash yield (1)		7.4%
Total (2)	377	$4,637.5	10.7
Initial weighted average cash yield (1)		7.0%
(1)The initial weighted average cash yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property. Since it is possible that a client could default on the payment of base rent (defined as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables), we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above. Contractual net operating income used in the calculation of initial weighted average cash yield includes approximately $6.5 million received as settlement credits as reimbursement of free rent period for the year ended December 31, 2025.
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
(2)Our clients occupying the new properties are 70.4% retail, 29.1% industrial, and 0.5% other property types based on net operating income. Approximately 40% of the net operating income generated from acquisitions during the year ended December 31, 2025 was from investment grade rated clients, their subsidiaries, or affiliated companies at the date of acquisition.
The aggregate purchase price, including properties acquired through takeout financing and reported in properties under development in the table above, was allocated as follows (in millions):

	Acquisitions - USD	Acquisitions - Sterling	Acquisitions - Euro
Land	$220.9	£345.5	€243.2
Buildings and improvements	1,001.8	568.4	956.9
Lease intangible assets (1)	196.5	147.6	74.3
Other assets (2)	48.5	92.8	7.7
Lease intangible liabilities (3)	(29.5)	(14.8)	(15.4)
Other liabilities (4)	(40.5)	(5.1)	(15.3)
Total	$1,397.7	£1,134.4	€1,251.4
(1)The weighted average amortization period for acquired lease intangible assets is 9.9 years.
(2)USD-denominated other assets consists of $33.7 million of right-of-use assets accounted for as finance leases and $14.8 million of financing receivables allocated to sales-leaseback transactions. Sterling-denominated other assets consists of £89.4 million of right-of-use assets accounted for as finance leases and £3.4 million of financing receivables allocated to sales-leaseback transactions. Euro-denominated other assets consists entirely of €7.7 million of right-of-use assets under long-term ground leases.
(3)The weighted average amortization period for acquired lease intangible liabilities is 13.3 years.
(4)USD-denominated other liabilities consists entirely of $40.5 million of lease liabilities under financing leases. Sterling-denominated other liabilities consists primarily of £2.2 million of lease liabilities under financing leases and £2.0 million of other liabilities. Euro-denominated other liabilities consists primarily of €15.0 million of deferred rent on certain below-market leases.
The properties acquired during the year ended December 31, 2025 generated total revenue and net income of $145.1 million and $41.3 million, respectively.

B.    Investments in Existing Properties
During the year ended December 31, 2025, we capitalized costs of $142.7 million on existing properties in our portfolio, consisting of $132.9 million for building improvements, $9.5 million for re-leasing costs, and $0.3 million for recurring capital expenditures. In comparison, during the year ended December 31, 2024, we capitalized costs of $122.9 million on existing properties in our portfolio, consisting of $113.9 million for building improvements, $8.6 million for re-leasing costs, and $0.4 million for recurring capital expenditures.
C.    Properties with Existing Leases
The value of the in-place and above-market leases is recorded to 'Lease intangible assets, net' on our consolidated balance sheets, and the value of the below-market leases is recorded to 'Lease intangible liabilities, net' on our consolidated balance sheets.
The values of the in-place leases are amortized as depreciation and amortization expense. The amounts amortized to expense for all of our in-place leases for the years ended December 31, 2025, 2024, and 2023 were $885.7 million, $870.2 million, and $651.1 million, respectively.
The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue in our consolidated statements of income and comprehensive income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the years ended December 31, 2025, 2024, and 2023 were $19.0 million, $34.7 million, and $61.5 million, respectively.
The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles as of December 31, 2025 (in thousands):

	Net increase (decrease) to rental revenue	Increase to amortization expense
2026	$(40,971)	$749,582
2027	(39,956)	636,037
2028	(30,879)	538,737
2029	(26,966)	462,262
2030	(15,094)	388,597
Thereafter	340,165	1,632,199
Total	$186,299	$4,407,414
D.    Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Years ended December 31,
	2025	2024	2023
Number of properties	425	294	121
Net sales proceeds	$744.0	$589.5	$117.4
Gain on sales of real estate	$177.6	$117.3	$25.7

5.    Investments in Unconsolidated Entities
The following is a summary of our investments in unconsolidated entities for the periods indicated below (dollars in thousands):

	Ownership %	Number of Properties	Carrying Amount (1) of Investment as of		Equity in earnings of unconsolidated entities
					Years ended December 31,
	As of December 31, 2025		December 31, 2025	December 31, 2024	2025	2024	2023
Data Center Joint Venture	80.0%	2	$293,073	$299,165	$11,310	$6,940	$—
Bellagio Las Vegas Joint Venture - Common Equity Interest	21.9%	1	253,625	274,057	2,026	(980)	2,139
Bellagio Las Vegas Joint Venture - Preferred Equity Interest	n/a	n/a	650,000	650,000	—	—	—
Passport Park Joint Venture	95.0%	3	59,758	6,477	(6)	—	—
Industrial Partnerships	n/a	n/a	—	—	—	1,833	407
Total investment in unconsolidated entities			$1,256,456	$1,229,699	$13,330	$7,793	$2,546
(1)As of December 31, 2025, the total carrying amount of the investments exceeded the underlying equity in net assets (i.e., basis difference) by $8.6 million. This basis difference is primarily due to the capitalized interest related to the data center and passport park development joint ventures.
A.    Data Center Joint Venture
We own an 80.0% equity interest in a joint venture that we formed with Digital Realty Trust, Inc. in November 2023. As we do not control this VOE, we account for our investment under the equity method. This joint venture is expanding the capacity of its two data centers for the existing client, and our pro-rata share of the remaining estimated costs for this second phase of the development was $216.8 million as of December 31, 2025.
B.    Bellagio Las Vegas Joint Venture Interests
The joint venture we formed with Blackstone Real Estate Income Trust ("Blackstone") owns a 95.0% equity interest in the real estate of The Bellagio Las Vegas. We made an initial investment in October 2023, including $301.4 million of common equity for an indirect interest of 21.9% in the property and a $650.0 million preferred equity interest. During the years ended December 31, 2025, 2024, and 2023, we recognized interest income of $52.7 million, $52.8 million, and $13.0 million, respectively, for 8.1% preferential cumulative distributions, included within 'Other' revenue in our consolidated statements of income and comprehensive income. The unconsolidated entity had total debt outstanding of $3.0 billion as of December 31, 2025, all of which was non-recourse to us with limited customary exceptions.
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
C.    Passport Park Joint Venture
In November 2024, we established a joint venture with Trammell Crow Company ("TCC") to develop and operate three industrial facilities in Irving, Texas. As of December 31, 2025, we held a 95.0% common equity interest in the joint venture with $39.4 million in preferred equity. We have committed to investing an additional $105.5 million for development of the three industrial facilities. We have determined that we are not the primary beneficiary of this VIE because significant activities affecting economic performance are shared. TCC is the managing member, and we do not have substantive kick-out rights. We will continuously evaluate whether we are the primary beneficiary as power to direct significant activities can change during the joint venture's life. Our maximum loss exposure is limited to our common and preferred equity investments and committed funding.
D.    Industrial Partnerships
All seven assets held by our industrial partnerships were sold during the year ended December 31, 2022. During the years ended December 31, 2024 and 2023, equity in earnings was primarily related to the resolution of income tax disputes and resulting distribution of cash the partnership had reserved for possible tax payments.

6.    Investment in Preferred Equity
During the three months ended December 31, 2025, we acquired an $800.0 million noncontrolling, perpetual preferred equity interest in the real estate assets of CityCenter Las Vegas. The underlying partnership that owns the real estate assets is a VIE. Blackstone retained 100% of the common equity ownership of the partnership, and MGM Resorts International continues to operate the properties. We are not the primary beneficiary of the VIE because we do not have the power to direct the activities that most significantly impact the VIE's economic performance. Accordingly, the partnership is not consolidated. Our involvement with the VIE is limited to our investment in preferred equity, which is presented within 'Other assets, net' on our consolidated balance sheets. Our maximum exposure to loss is limited to the carrying value of the investment, as we do not provide financial support to the VIE beyond our contractual investment. As of December 31, 2025, the 'Investment in preferred equity' balance was $800.5 million, including $0.5 million of direct transaction costs.
The preferred equity provides for a cumulative preferred return at an initial rate of 7.4%, payable monthly in arrears. The preferred return is subject to scheduled rate increases starting on the fifth anniversary of closing. Blackstone may cause the partnership to redeem all or a portion of the preferred equity investment, and we may require redemption upon the occurrence of specified events. Early redemptions are subject to early redemption fees based on the timing and circumstances of the redemption, equal to 3.0% if redeemed prior to the first anniversary of closing, 2.0% if redeemed after the first anniversary and prior to the fourth anniversary, and no premium thereafter. Upon redemption, if we have not received an 8.325% unlevered internal rate of return on the redeemed amount, we will receive a make-whole payment to ensure that such return is achieved.
Preferred return income is determined by applying the contractual rate to the outstanding preferred equity balance, including any accrued but unpaid cumulative preferred return, which increases the carrying value of the investment. During the year ended December 31, 2025, we recognized $3.7 million of preferred return income related to the investment, which is included within 'Other revenue' in our consolidated statements of income and comprehensive income.
7.     Investments in Loans and Financing Receivables
A.    Loans
The following table presents information about our loans as of December 31, 2025 and 2024 (dollars in millions):

			December 31, 2025
Loan Type	Maturity	Interest Rates	Principal	Amortized Cost	Allowance	Carrying Amount (2)
Senior Secured Notes Receivable	October 2029 - July 2031	8.00% - SONIA(1) +6.03%	$1,250.4	$1,241.3	$(27.2)	$1,214.1
Mortgage Loans	June 2028 - September 2038	7.50% - 8.50%	256.2	256.4	(0.2)	256.2
Unsecured and Other Loans	December 2026 - December 2028	10.25% - 11.00%	214.7	214.9	(3.1)	211.8
Total			$1,721.3	$1,712.6	$(30.5)	$1,682.1

			December 31, 2024
Loan Type	Maturity	Interest Rates	Principal	Amortized Cost	Allowance	Carrying Amount (2)
Senior Secured Notes Receivable	October 2029 - November 2030	8.125% - SONIA+5.75%	$803.7	$797.2	$(11.4)	$785.8
Mortgage Loan	September 2038	8.37%	33.5	33.5	—	33.5
Unsecured Loan	December 2026	11.00%	11.0	10.1	(0.9)	9.2
Total			$848.2	$840.8	$(12.3)	$828.5
(1) Sterling Overnight Indexed Average (“SONIA”)
(2) As of December 31, 2025 and 2024, the total carrying amount of the investment in loans excluded accrued interest of $27.8 million and $13.8 million, respectively, which is presented in 'Other assets, net' on our consolidated balance sheets.
2025 Activity
In July 2025, we acquired EUR-denominated senior secured notes at par value with a principal amount of €100.0 million. The interest-only notes mature in July 2031 and bear interest at a fixed rate of 8.00%.

In July 2025, we acquired GBP-denominated senior secured notes with a principal amount of £200.0 million. The interest-only notes mature in November 2030 and bear interest at SONIA plus a margin ranging from 4.50% to 5.25%, based on the borrower's leverage ratio, and a credit adjustment spread of 0.11%. As of December 31, 2025, the all-in margin was determined to be 5.36%. We paid £197.0 million for the notes and accounted for the discount at amortized cost.
In June 2025, we invested £121.5 million in a mortgage loan secured by an office property in London which provides for additional funding commitments of £20.5 million. The interest-only loan bears a fixed interest rate of 7.50% and matures in June 2030. As of December 31, 2025, the remaining additional funding commitments were £17.8 million.
In June 2025, we invested £40.3 million in a mortgage loan secured by a logistics property in the U.K. which provides for additional funding commitments of £8.5 million. The interest-only loan bears a fixed interest rate of 7.50% and matures in June 2028, with one 12-month extension option available. As of December 31, 2025, the remaining additional funding commitments were £7.5 million.
In February 2025, we invested in a $200.0 million loan, maturing in December 2028 with two 12-month extension options. This interest-only loan bears interest at either a cash rate of 10.25% or a payment-in-kind rate of 10.75%. We paid $199.8 million for this loan and incurred $1.1 million in origination costs.
2024 Activity
In December 2024, we acquired a senior secured note with a principal amount of £200.0 million. The interest-only note matures in November 2030 and bears interest at SONIA plus all-in rate of 5.36%. The Company paid £199.0 million for the note and accounted for the discount at amortized cost.
In September 2024, our interest in a loan with a carrying amount of $5.3 million, which was acquired in conjunction with the Merger, was transferred to a third-party buyer. As a result of this transfer, we recorded a loss of $1.5 million, presented in 'Other income, net' in our consolidated statements of income and comprehensive income.

In May 2024, we acquired a senior secured note, maturing in May 2030, with a principal amount of £300.0 million. The interest-only note bears interest at a fixed rate of 8.125% and is callable at par beginning in May 2026.
In April 2024, a $33.0 million secured loan to an operator of Emagine Theaters, assumed in the Spirit merger, was repaid in full.
In January 2024, in conjunction with the Merger, we acquired an 11.0% fixed-rate, unsecured loan with a principal amount of $11.0 million. This interest-only loan was recorded at its acquisition-date fair value of $9.8 million and matures in December 2026.
2023 Activity
In November 2023, we acquired a senior secured note with a principal amount of £142.0 million. The interest-only note matures in October 2029 and bears interest that has been adjusted to SONIA plus 5.75% and a credit adjustment spread of 0.28% as of December 31, 2025. The Company paid £136.7 million for the note and accounted for the discount at amortized cost.
In October 2023, we issued a $33.5 million mortgage loan which is collateralized by nine automotive service properties located across seven different states. The interest-only loan bears interest at 8.37% subject to annual increases and matures in October 2038.
B.    Financing Receivables
The following table presents information about our investments in sale-leaseback transactions accounted for as financing receivables in accordance with ASC 842, Leases, as of December 31, 2025 and 2024 (dollars in millions):

		Carrying Value as of
	Maturity	December 31, 2025	December 31, 2024
Financing receivables, net	2026 - 2050	$1,574.6	$1,609.0
Total		$1,574.6	$1,609.0

C.    Allowance for Credit Losses
The following table summarizes the activity within the allowance for credit losses related to loans and financing receivable through December 31, 2025 (in millions):

	Loans Receivable	Financing Receivable	Total
Allowance for credit losses as of December 31, 2023	$2.5	$2.4	$4.9
Provisions for credit losses (1)	10.0	96.8	106.8
Initial allowance for PCD assets (2)	1.8	—	1.8
Write-offs (2)	(1.8)	—	(1.8)
Foreign currency remeasurement	(0.2)	—	(0.2)
Allowance for credit losses as of December 31, 2024	$12.3	$99.2	$111.5
Provisions for credit losses (1)	17.3	19.5	36.8
Write-offs (3)	—	(40.4)	(40.4)
Foreign currency remeasurement	0.9	0.1	1.0
Allowance for credit losses as of December 31, 2025	$30.5	$78.4	$108.9
(1) Provisions for credit losses on loans receivable during the year ended December 31, 2024 and 2025 were primarily attributable to initial expected credit losses on loans acquired during the respective years. The increase in credit losses on financing receivables during those years were primarily attributable to deterioration in the creditworthiness of certain clients.
(2) Relates to an initial expected credit loss of $1.8 million for a purchased credit deteriorated loan we acquired in conjunction with the Merger and subsequently sold in September 2024.
(3) Write-offs during the year ended December 31, 2025 were related to lease amendments made to facilitate two clients' reorganization plans.

8.    Credit Facilities and Commercial Paper Programs
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
Under the RI Credit Facilities, our investment grade credit ratings as of December 31, 2025 provide for (i) USD borrowings at the Secured Overnight Financing Rate (“SOFR”) plus 0.725% and (ii) British Pound Sterling ("GBP") borrowings at the SONIA plus 0.725%, and (iii) EURO ("EUR") borrowings at EURIBOR plus 0.725%. A revolving credit facility commitment fee of 0.125% is payable on the total commitment amount. The credit agreement also provides flexibility to elect different interest rate tenors or daily rate options for each currency tranche.
As of December 31, 2025, we had a borrowing capacity of $2.7 billion available on our RI Credit Facilities (subject to customary conditions to borrowing) and an outstanding balance of $1.3 billion, including £597.0 million GBP and €444.0 million EUR borrowings. As of December 31, 2024, under our previous revolving credit facility, we had an outstanding balance of $1.1 billion, including £376.0 million GBP and €572.0 million EUR borrowings.
The weighted average interest rate on outstanding borrowings under our RI Credit Facilities was 4.3% during the year ended December 31, 2025. The weighted average interest rate on outstanding borrowings under our previous revolving credit facility was 5.7% during the year ended December 31, 2024. As of December 31, 2025, the weighted average interest rate on outstanding borrowings under our RI Credit Facilities was 3.7%.
As of December 31, 2025, origination costs of $19.0 million for RI Credit Facilities are included in 'Other assets, net', as compared to $7.3 million related to our previous revolving credit facility as of December 31, 2024, on our consolidated balance sheets. These costs are being amortized over the remaining term of our RI Credit Facilities.
B.    Fund Credit Facilities
In connection with the closing of the RI Credit Facilities, the Fund entered into a newly-established $1.38 billion unsecured credit facility, which provides for (a) up to $1.0 billion unsecured revolving credit facility and (b) up to $380.0 million unsecured delayed draw term loan which is available to be drawn for twelve months after April 29, 2025 (the "Closing Date") (collectively, the “Fund Credit Facilities”). The revolving credit facility under the Fund Credit Facilities matures in April 2029 and the delayed draw term loan under the Fund Credit Facilities matures in April 2028. The Fund Credit Facilities also include two six-month extensions for each facility, which can be exercised at our option. The aggregate amount under the Fund Credit Facilities can be increased to up to $2.0 billion pursuant to an accordion expansion feature, which is subject to obtaining lender commitments.
Borrowings under the Fund Credit Facilities bear interest at one-month term SOFR plus 0.725%. A revolving credit facility commitment fee of 0.125% is payable on the total commitment amount. In addition, a commitment fee of 0.20% is payable on undrawn delayed draw term loan commitments.
As of December 31, 2025, we had a borrowing capacity of $1.2 billion available on our Fund Credit Facilities (subject to customary conditions to borrowing) and an outstanding balance of $182.0 million under the unsecured revolving credit facility.
The weighted average interest rate on outstanding borrowings under our Fund Credit Facilities was 5.4% during the year ended December 31, 2025. As of December 31, 2025, the weighted average interest rate on outstanding borrowings under our Fund Credit Facilities was 5.6%.
As of December 31, 2025, origination costs of $6.2 million for the Fund Credit Facilities are included in 'Other assets, net' on our consolidated balance sheets, and are being amortized over the remaining term of the facilities. An additional $3.0 million was allocated to the delayed draw term loan arrangement and will not be amortized until the loan is drawn.

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
As of December 31, 2025, the balance of borrowings outstanding under our commercial paper programs totaled $516.8 million, including $39.0 million of USD borrowings and €407.0 million of EUR borrowings, compared to $67.3 million outstanding commercial paper borrowings, comprised entirely of €65.0 million of EUR borrowings, as of December 31, 2024. The weighted average interest rate on outstanding borrowings under our commercial paper programs was 2.3% and 4.6% for the years ended December 31, 2025 and 2024, respectively. We use our revolving credit facilities as a liquidity backstop for the repayment of the notes issued under the commercial paper programs. The commercial paper borrowings generally carry a term of less than a year.
We regularly review our credit facilities and commercial paper programs and may seek to extend, renew, or replace our credit facilities and commercial paper programs, to the extent we deem appropriate.
D.    Financial Covenants
Our credit facilities are subject to various leverage and interest coverage ratio limitations, and as of December 31, 2025, we were in compliance with the covenants under our credit facilities.
9.    Term Loans
In November 2025, we entered into a term loan agreement that amends and restates the previous agreement governing our $1.5 billion multi-currency term loan, dated January 6, 2023. The agreement provides for a £900.0 million Sterling-denominated term loan facility that will initially mature in January 2028, before giving effect to one twelve-month extension option. As of December 31, 2025, we had an outstanding balance of $1.2 billion. Our A3/A- credit ratings provide for a borrowing rate of 80 basis points over the applicable benchmark rate, which includes adjusted SOFR for USD-denominated loans and adjusted SONIA for GBP-denominated loans. In conjunction with the closing, we executed variable-to-fixed interest rate swaps, which fix the weighted average per annum interest rate at 4.3% over the two-year term.
In January 2024, in connection with the Merger, we entered into an amended and restated term loan agreement that replaced Spirit's then-existing term loans with various lenders. Pursuant to the agreement, we borrowed an aggregate of $800.0 million, $300.0 million of which was repaid upon its maturity in August 2025. The remaining $500.0 million, due August 2027, is subject to interest rate swaps that fix the effective interest rate at 3.3%. We also entered into an amended and restated term loan agreement pursuant to which we borrowed $500.0 million, which was repaid upon its maturity in June 2025.
Deferred financing costs were $9.4 million as of December 31, 2025 and are included net of the term loans' principal balance, as compared to $2.2 million as of December 31, 2024 on our consolidated balance sheets. These costs are being amortized over the remaining term of the term loans. As of December 31, 2025, we were in compliance with the covenants contained in the term loans.

10.    Mortgages Payable
During the year ended December 31, 2025, we made $44.6 million in principal payments, including the full repayment of three mortgages for $42.9 million. No mortgages were assumed during the year ended December 31, 2025.
Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. As of December 31, 2025, we were in compliance with these covenants.
The following table summarizes our mortgages payable as of December 31, 2025 and 2024 (dollars in millions):

As Of	Number of Properties (1)	Weighted Average Stated Interest Rate	Weighted Average Effective Interest Rate	Weighted Average Remaining Years Until Maturity	Remaining Principal Balance	Unamortized Discount and Deferred Financing Costs Balance, net	Mortgages Payable Balance
December 31, 2025	14	4.9%	5.9%	1.8	$37.9	$(0.1)	$37.8
December 31, 2024	17	4.0%	4.5%	1.4	$81.3	$(0.5)	$80.8
(1)As of December 31, 2025, there were eight mortgages on 14 properties and as of December 31, 2024, there were 11 mortgages on 17 properties. The mortgages require monthly payments with principal payments due at maturity. As of December 31, 2025 and 2024, all mortgages were at fixed interest rates.
The following table summarizes the maturity of mortgages payable as of December 31, 2025, excluding $0.1 million related to unamortized net discounts and deferred financing costs (dollars in millions):

Year of Maturity	Principal
2026	$12.0
2027	22.3
2028	1.3
2029	1.3
2030	1.0
Thereafter	—
Total	$37.9
11.    Notes Payable
A.    General
As of December 31, 2025, our senior unsecured notes and bonds are USD-denominated, GBP-denominated, and EUR-denominated. Foreign-denominated notes are converted at the applicable exchange rate on the balance sheet date. The following are sorted by maturity date (in thousands):

			Carrying Value (USD) as of
	Maturity Dates	Principal (Currency Denomination)	December 31, 2025	December 31, 2024
3.875% Notes due 2025	April 15, 2025	$500,000	$—	$500,000
4.625% Notes due 2025	November 1, 2025	$549,997	—	549,997
5.050% Notes due 2026	January 13, 2026	$500,000	500,000	500,000
0.750% Notes due 2026	March 15, 2026	$325,000	325,000	325,000
4.875% Notes due 2026	June 1, 2026	$599,997	599,997	599,997
4.450% Notes due 2026	September 15, 2026	$299,968	299,968	299,968
4.125% Notes due 2026	October 15, 2026	$650,000	650,000	650,000
1.875% Notes due 2027 (1)	January 14, 2027	£250,000	336,400	312,975
3.000% Notes due 2027	January 15, 2027	$600,000	600,000	600,000
3.200% Notes due 2027	January 15, 2027	$299,984	299,984	299,984
1.125% Notes due 2027 (1)	July 13, 2027	£400,000	538,240	500,760

			Carrying Value (USD) as of
	Maturity Dates	Principal (Currency Denomination)	December 31, 2025	December 31, 2024
3.950% Notes due 2027	August 15, 2027	$599,873	599,873	599,873
3.650% Notes due 2028	January 15, 2028	$550,000	550,000	550,000
3.400% Notes due 2028	January 15, 2028	$599,816	599,816	599,816
2.100% Notes due 2028	March 15, 2028	$449,994	449,994	449,994
2.200% Notes due 2028	June 15, 2028	$499,959	499,959	499,959
4.700% Notes due 2028	December 15, 2028	$400,000	400,000	400,000
3.950% Notes due 2029	February 1, 2029	$400,000	400,000	—
4.750% Notes due 2029	February 15, 2029	$450,000	450,000	450,000
3.250% Notes due 2029	June 15, 2029	$500,000	500,000	500,000
4.000% Notes due 2029	July 15, 2029	$399,999	399,999	399,999
5.000% Notes due 2029 (1)	October 15, 2029	£350,000	470,960	438,165
3.100% Notes due 2029	December 15, 2029	$599,291	599,291	599,291
3.400% Notes due 2030	January 15, 2030	$500,000	500,000	500,000
4.850% Notes due 2030	March 15, 2030	$600,000	600,000	600,000
3.160% Notes due 2030	June 30, 2030	£140,000	188,384	175,266
4.875% Notes due 2030 (1)	July 6, 2030	€550,000	645,711	569,415
1.625% Notes due 2030 (1)	December 15, 2030	£400,000	538,240	500,760
3.250% Notes due 2031	January 15, 2031	$950,000	950,000	950,000
3.200% Notes due 2031	February 15, 2031	$449,995	449,995	449,995
3.375% Notes due 2031 (1)	June 20, 2031	€650,000	763,113	—
5.750% Notes due 2031 (1)	December 5, 2031	£300,000	403,680	375,570
2.700% Notes due 2032	February 15, 2032	$350,000	350,000	350,000
3.180% Notes due 2032	June 30, 2032	£345,000	464,232	431,906
5.625% Notes due 2032	October 13, 2032	$750,000	750,000	750,000
2.850% Notes due 2032	December 15, 2032	$699,655	699,655	699,655
4.500% Notes due 2033	February 1, 2033	$400,000	400,000	—
1.800% Notes due 2033	March 15, 2033	$400,000	400,000	400,000
1.750% Notes due 2033 (1)	July 13, 2033	£350,000	470,960	438,165
4.900% Notes due 2033	July 15, 2033	$600,000	600,000	600,000
5.125% Notes due 2034	February 15, 2034	$800,000	800,000	800,000
2.730% Notes due 2034	May 20, 2034	£315,000	423,864	394,348
5.125% Notes due 2034 (1)	July 6, 2034	€550,000	645,711	569,415
5.875% Bonds due 2035	March 15, 2035	$250,000	250,000	250,000
5.125% Notes due 2035	April 15, 2035	$600,000	600,000	—
3.875% Notes due 2035 (1)	June 20, 2035	€650,000	763,113	—
3.390% Notes due 2037	June 30, 2037	£115,000	154,744	143,969
6.000% Notes due 2039 (1)	December 5, 2039	£450,000	605,520	563,355
5.250% Notes due 2041 (1)	September 4, 2041	£350,000	470,960	438,165
2.500% Notes due 2042 (1)	January 14, 2042	£250,000	336,400	312,975
4.650% Notes due 2047	March 15, 2047	$550,000	550,000	550,000
5.375% Notes due 2054	September 1, 2054	$500,000	500,000	500,000
Total principal amount			$25,343,763	$22,938,737
Unamortized net discounts and deferred financing costs			(311,816)	(281,145)
			$25,031,947	$22,657,592
(1) Interest paid annually. Interest on the remaining senior unsecured notes and bond obligations included in the table is paid semi-annually.

The following table summarizes the maturity of our notes and bonds payable as of December 31, 2025, excluding unamortized net discounts, deferred financing costs (dollars in millions):

Year of Maturity	Principal
2026	$2,375.0
2027	2,374.5
2028	2,499.8
2029	2,820.3
2030	2,472.3
Thereafter	12,801.9
Total	$25,343.8
As of December 31, 2025, the weighted average interest rate on our notes and bonds payable was 3.8%, and the weighted average remaining years until maturity was 6.0 years.
Interest incurred on the notes and bonds was $938.1 million, $840.3 million, and $598.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Our outstanding notes and bonds are unsecured; accordingly, we have not pledged any assets as collateral for these or any other obligations.
The notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. As of December 31, 2025, we were in compliance with these covenants.
B.    Note Issuances
During the year ended December 31, 2025, we issued the following notes and bonds:

2025 Issuances	Date of Issuance	Maturity Date	Principal amount (in millions)	Price of par value	Effective yield to maturity
5.125% Notes	April 2025	April 2035	$600.0	98.37%	5.337%
3.375% Notes	June 2025	June 2031	€650.0	99.57%	3.456%
3.875% Notes	June 2025	June 2035	€650.0	99.55%	3.930%
3.950% Notes	October 2025	February 2029	$400.0	99.41%	4.143%
4.500% Notes	October 2025	February 2033	$400.0	98.87%	4.685%
C.    Note Repayments
During the year ended December 31, 2025, we repaid the following notes, plus accrued and unpaid interest, upon maturity:

2025 Repayments	Date of Issuance	Maturity Date	Principal amount (in millions)
3.875% Notes	April 2018	April 2025	$500.0
4.625% Notes	October 2018	November 2025	$550.0
12.    Noncontrolling Interests
As of December 31, 2025, we have 12 entities with noncontrolling interests that we consolidate, including our U.S. Private Fund Business, Realty Income, L.P., and interests in consolidated property partnerships not wholly-owned by us.
During the year ended December 31, 2025, we launched an open-end, perpetual life private fund, which is consolidated by Realty Income. In September 2025, we held an initial closing raising $716.0 million of third-party investor commitments, of which $486.4 million was called during the three months ended December 31, 2025. As of the closing date, the Fund’s seed portfolio was comprised of 183 properties contributed by Realty Income. As of December 31, 2025, we owned approximately 69% of the outstanding limited partnership interests in the Fund.

The Fund issues limited partnership ("LP") units to investors, none of which hold voting rights. As the Fund's General Partner ("GP"), Realty Income manages all investment and operational decisions. The Fund aims to make quarterly, pro-rata distributions to partners, as determined by the GP, based on their percentage interests. LP units are not mandatorily redeemable, and investors do not have the right to require redemption. Any redemption of LP units may occur only at the sole discretion of the GP. After evaluating the terms of the partnership agreement, including the absence of mandatory redemption features, and the GP’s discretion over the redemptions, we determined that the LP units meet the requirements for classification as permanent equity.
With respect to Realty Income, L.P., as of December 31, 2025, outstanding common partnership units in our operating partnership represented a 9.95% ownership interest. We hold the remaining 90.05% interest and consolidate the entity. None of our common partnership units have voting rights. Common partnership units are entitled to monthly distributions equal to the amount paid to common stockholders of Realty Income, and are redeemable in cash or Realty Income common stock, at our option, and at a conversion ratio of 1.02934. These issuances with redemption provisions that permit the issuer to settle in either cash or common stock, at the option of the issuer, were evaluated to determine whether temporary or permanent equity classification on the balance sheet was appropriate. We determined that the units meet the requirements to qualify for presentation as permanent equity.
The following table represents the change in the carrying value of all noncontrolling interests through December 31, 2025 (in thousands):

	U.S. Private Fund Business	Realty Income, L.P. units (1)	Other Noncontrolling Interests	Total
Carrying value as of December 31, 2023	$—	$114,072	$51,430	$165,502
Contributions	—	—	2,022	2,022
Distributions	—	(6,810)	(3,588)	(10,398)
Allocation of net income	—	5,898	671	6,569
Issuance of common partnership units	—	54,643	(7,390)	47,253
Carrying value as of December 31, 2024	$—	$167,803	$43,145	$210,948
Contributions	486,400	—	2,055	488,455
Distributions	—	(8,897)	(3,144)	(12,041)
Allocation of net income	3,963	6,757	473	11,193
Reallocation of equity (2)	(13,282)	—	—	(13,282)
Carrying value as of December 31, 2025	$477,081	$165,663	$42,529	$685,273
(1) 2,681,808 units were outstanding as of both December 31, 2025 and 2024. 1,795,167 units were outstanding as of December 31, 2023.
(2) Represents the difference between cash received from third-party investors and the resulting change in noncontrolling interests from equity transactions in which we retained control of the Fund.
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
As of December 31, 2025, we are considered the primary beneficiary of the U.S. Private Fund Business, Realty Income, L.P. and other VIEs. For further information, see note 1, Summary of Significant Accounting Policies.
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
The following tables present the carrying values and estimated fair values of financial instruments as of December 31, 2025 and 2024 (in millions):

	December 31, 2025
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Loans receivable	$1,682.1	$—	$1,210.5	$474.3
Derivative assets	8.0	—	8.0	—
Total assets	$1,690.1	$—	$1,218.5	$474.3
Liabilities:
Mortgages payable	$37.9	$—	$—	$37.6
Notes and bonds payable	25,343.8	—	23,600.7	1,046.8
Derivative liabilities	205.7	—	205.7	—
Total liabilities	$25,587.4	$—	$23,806.4	$1,084.4

	December 31, 2024
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Loans receivable	$828.5	$—	$791.4	$43.7
Derivative assets	47.2	—	47.2	—
Total assets	$875.7	$—	$838.6	$43.7
Liabilities:
Mortgages payable	$81.3	$—	$—	$80.0
Notes and bonds payable	22,938.7	—	20,665.5	928.0
Derivative liabilities	81.5	—	81.5	—
Total liabilities	$23,101.5	$—	$20,747.0	$1,008.0
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

The following table reflects the carrying amounts and estimated fair values of our financial instruments not measured at fair value on our consolidated balance sheets (in millions):

	December 31, 2025		December 31, 2024
	Carrying value	Fair value	Carrying value	Fair value
Loans receivable	$1,682.1	$1,684.8	$828.5	$835.1
Mortgages payable (1)	$37.9	$37.6	$81.3	$80.0
Notes and bonds payable (1)	$25,343.8	$24,647.5	$22,938.7	$21,593.5
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
B.    Financial Instruments Measured at Fair Value on a Recurring Basis
For derivative assets and liabilities, we may utilize interest rate swaps, interest rate swaptions, and forward-starting swaps to manage interest rate risk, and cross-currency swaps and foreign currency forwards to manage foreign currency risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, spot and forward rates, as well as option volatility.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 on the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, as of December 31, 2025 and 2024, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified as level 2. For more details on our derivatives, see note 14, Derivative Instruments.
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

The following table summarizes our provisions for impairment on real estate investments during the periods indicated below (dollars in millions):

	Years ended December 31,
	2025	2024	2023
Carrying value prior to impairment	$1,004.0	$770.7	$194.5
Less: total provisions for impairment of real estate	(434.5)	(319.0)	(82.2)
Carrying value after impairment	$569.5	$451.7	$112.3

Number of properties:
Classified as held for sale	35	17	2
Classified as held for investment	138	88	16
Sold	222	132	94
The valuation of impaired assets is determined using widely accepted valuation techniques including income capitalization approach, using net operating income for each property and applying capitalization rates between 7.8% and 8.6%, recent comparable sales transactions, broker opinions of value with discounts based on management judgment, and purchase offers received from third parties, which are level 3 inputs. We may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of such real estate. Estimating future cash flows is highly subjective and estimates can differ materially from actual results.

14.    Derivative Instruments
In the normal course of business, our operations are exposed to economic risks from interest rates and foreign currency exchange rates. We may enter into derivative financial instruments to offset these underlying economic risks.
Derivatives Designated as Hedging Instruments - Cash Flow Hedges
We enter into foreign currency forward contracts to sell GBP and buy USD to hedge the foreign currency risk on interest payments on intercompany loans denominated in GBP. There are no amounts excluded from the assessment of hedge effectiveness for cash flow hedges of foreign exchange risk. We also execute variable-to-fixed interest rate swaps and use interest rate swaption agreements to add stability to interest expense and to manage our exposure to interest rate movements associated with our term loans or forecasted transactions. If it becomes probable that a forecasted transaction will not occur within the specific time period or within an additional two-month period thereafter, any related amounts deferred in AOCI are recognized immediately in earnings. During the years ended December 31, 2025, and 2024, no such amounts were recognized through the caption entitled 'Interest' in our consolidated statements of income and comprehensive income.
Derivatives Designated as Hedging Instruments - Fair Value Hedges
Periodically, we enter into and designate fixed-to-floating interest rate swaps to manage interest rate risk by managing our mix of fixed-rate and variable-rate debt. These swaps involve the receipt of fixed-rate amounts for variable interest rate payments over the life of the swaps without exchange of the underlying principal amount. We also designate some of our cross-currency swaps as fair value hedges as we use them to hedge foreign currency risk associated with changes in spot rates on foreign-denominated intercompany receivables and third-party debt. For these hedging instruments, we have elected to exclude the change in fair value of the cross-currency swaps attributable to the difference between the spot and forward prices from the assessment of hedge effectiveness (the "excluded component"). Changes in the fair value of the cross-currency swaps attributable to these excluded components are recorded to other comprehensive income and subsequently recognized in 'Foreign currency and derivative (loss) gain, net' on a systematic and rational basis, as net cash settlements and interest accruals on the respective cross currency swaps occur, over the remaining life of the hedging instruments.
Derivatives Designated as Hedging Instruments - Net Investment Hedges
To mitigate the foreign currency exchange rate variations associated with our investment in EUR-denominated foreign operations, we may enter into derivative instruments, such as cross-currency swaps that qualify as net investment hedges under the criteria prescribed in accordance with ASC 815-20, Hedging - General. We use the spot method of assessing hedge effectiveness and apply the consistent election to the excluded component by recognizing changes in the fair value of the hedging instruments attributable to the excluded component in the same manner as described above. Any difference between the change in the fair value of the excluded components and the amounts recognized in earnings is reported in other comprehensive income as part of the foreign cumulative translation adjustment. The gain or loss on the portion of the derivative instruments included in the assessment of effectiveness is reported in other comprehensive income as part of the 'Foreign currency translation adjustment' line item, to the extent the relationship is highly effective. If our net investment changes during a reporting period, the hedge relationship will be assessed for whether a de-designation is warranted (only if the hedge notional amount is outside of prescribed tolerance). Further, certain EUR-denominated bonds and borrowings under our revolving credit facilities and term loans may also be designated as, and are effective as, net investment hedges. Changes in the value of such borrowings, related to changes in the spot rates, will be recorded in the same manner as foreign currency translation adjustments. As of December 31, 2025, the total principal amount of foreign currency debt obligations designated as net investment hedges was $148.2 million.
Derivatives Not Designated as Hedging Instruments
We enter into foreign currency exchange swap agreements to reduce the effects of currency exchange rate fluctuations between the USD, our reporting currency, and GBP, EUR, and Polish Zloty. These derivative contracts generally mature within one year and are not designated as hedge instruments for accounting purposes. As the currency exchange swap is not accounted for as a hedging instrument, the change in fair value is recorded in earnings through the caption entitled 'Foreign currency and derivative (loss) gain, net' in our consolidated statements of income and comprehensive income.

The following table summarizes the terms and fair values of our derivative financial instruments as of December 31, 2025 and 2024 (dollars in millions):

Derivative Type	Number of Instruments (1)	Notional Amount as of		Weighted Average Strike Rate (2)	Maturity Date (3)	Fair Value - asset (liability) as of
Derivatives Designated as Hedging Instruments		December 31, 2025	December 31, 2024			December 31, 2025	December 31, 2024
Interest rate swaps (4)	10	$2,105.0	$2,180.0	3.47%	Jan 2026 - Jan 2028	$5.1	$24.3
Cross-currency swaps - Fair Value	8	720.0	320.0	(5)	Feb 2029 - Oct 2032	(81.0)	(42.2)
Cross-currency swaps - Net Investment	3	280.0	280.0	(6)	Oct 2032	(66.1)	(37.6)
Foreign currency forwards	54	519.7	349.5	(7)	Jan 2026 - Jul 2027	(8.7)	9.3
		$3,624.7	$3,129.5			$(150.7)	$(46.2)
Derivatives not Designated as Hedging Instruments
Currency exchange swaps	5	$2,972.8	$1,725.3	(8)	Jan 2026	$(47.0)	$11.8
		$2,972.8	$1,725.3			$(47.0)	$11.8
Total of all Derivatives		$6,597.5	$4,854.8			$(197.7)	$(34.4)
(1)This column represents the number of instruments outstanding as of December 31, 2025.
(2)Weighted average strike rate is calculated using the notional value as of December 31, 2025.
(3)This column represents maturity dates for instruments outstanding as of December 31, 2025.
(4)During the year ended December 31, 2025, we entered into five variable-to-fixed interest rate swaps in connection with our GBP-denominated term loan maturing in 2028 and designated these derivatives as cash flow hedges of the underlying interest rate risk. In addition, five other variable-to-fixed interest rate swaps, which were assumed in connection with the Merger, continue to be designated as cash flow hedges of the related assumed term loans .
(5)USD fixed rate of 5.625% and EUR weighted average fixed rate of 4.520%.
(6)USD fixed rate of 5.625% and EUR weighted average fixed rate of 4.716%.
(7)Weighted average forward GBP-USD exchange rate of 1.32.
(8) Weighted average exchange rates of 0.88 for EUR-GBP and 1.32 for GBP-USD.
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

The following table summarizes the amount of unrealized gain (loss) on derivatives and foreign currency translation adjustments in other comprehensive income (in thousands):

	Years ended December 31,
Derivatives in Cash Flow Hedging Relationships	2025	2024	2023
Interest rate swaps	$(15,627)	$(5,575)	$(11,171)
Foreign currency forwards	(17,973)	6,546	$(13,349)
Interest rate swaptions	(1,955)	1,471	$1,858
Total derivatives in cash flow hedging relationships	$(35,555)	$2,442	$(22,662)
Derivatives in Fair Value Hedging Relationships
Cross-currency swaps - Fair Value	$10,404	$(5,224)	$(14,602)
Total derivatives in fair value hedging relationships	$10,404	$(5,224)	$(14,602)
Total unrealized loss on derivatives, net	$(25,151)	$(2,782)	$(37,264)
Derivatives and Non-derivatives in Net Investment Hedging Relationships
Cross-currency swaps - Net Investment	$(30,390)	$13,569	$(4,272)
Foreign currency debt	(9,369)	2,315	$—
Total unrealized (loss) gain recorded in foreign currency translation adjustment	$(39,759)	$15,884	$(4,272)
The following table summarizes the amount of gain (loss) on derivatives reclassified from AOCI (in thousands):

		Years ended December 31,
Derivatives in Cash Flow Hedging Relationships	Location of (Decrease) Increase Recognized in Income	2025	2024	2023
Interest rate swaps	Interest	$10,053	$31,385	$15,794
Foreign currency forwards	Foreign currency and derivative (loss) gain, net	(12,542)	3,831	4,251
Interest rate swaptions	Interest	296	(13)	(6,859)
Total derivatives in cash flow hedging relationships		$(2,193)	$35,203	$13,186
Derivatives in Fair Value Hedging Relationships
Cross-currency swaps - Fair Value	Foreign currency and derivative (loss) gain, net	$(404)	$1,806	$1,415
Total derivatives in fair value hedging relationships		$(404)	$1,806	$1,415
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps - Net Investment (excluded component)	Foreign currency and derivative (loss) gain, net	$1,873	$3,444	$62
Total derivatives in net investment hedging relationships		$1,873	$3,444	$62
Net (decrease) increase to net income		$(724)	$40,453	$14,663
We expect to reclassify $5.7 million from AOCI as a decrease to interest expense relating to interest rate swaps and $11.3 million from AOCI as an increase to foreign currency gain relating to foreign currency forwards within the next twelve months.

The following table details our foreign currency and derivative (loss) gain, net included in income (in thousands):

	Years ended December 31,
	2025	2024	2023
Realized foreign currency and derivative (loss) gain, net:
(Loss) gain on the settlement of undesignated derivatives	$12,142	$(33,053)	$18,051
(Loss) gain on the settlement of designated derivatives reclassified from AOCI	(10,882)	9,082	5,728
Gain on the settlement of transactions with third parties	3,492	1,498	583
Total realized foreign currency and derivative (loss) gain, net	$4,752	$(22,473)	$24,362
Unrealized foreign currency and derivative (loss) gain, net:
(Loss) gain on the change in fair value of undesignated derivatives	$(63,430)	$11,893	$(5,231)
Gain (loss) on remeasurement of certain assets and liabilities	30,025	14,000	(32,545)
Total unrealized foreign currency and derivative (loss) gain, net	$(33,405)	$25,893	$(37,776)
Total foreign currency and derivative (loss) gain, net	$(28,653)	$3,420	$(13,414)
15.    Leases
A.As Lessor
As of December 31, 2025, we owned or held interests in 15,511 properties. Of the 15,511 properties, 15,167, or 97.8%, are single-tenant properties, and the remainder are multi-tenant properties. As of December 31, 2025, 173 properties were available for lease or sale. The majority of our leases are accounted for as operating leases.
As of December 31, 2025, most of the properties in our portfolio were leased under net lease agreements where our client pays or reimburses us for property taxes and assessments and carries insurance coverage for public liability, property damage, fire, and extended coverage.
Rent based on a percentage of our clients' gross sales, or percentage rent for the years ended December 31, 2025, 2024, and 2023 was $18.2 million, $16.0 million, and $14.8 million, respectively.
As of December 31, 2025, minimum future annual rental revenue to be received on the operating leases for the next five years and thereafter are as follows (dollars in millions):

	Future Minimum Operating Lease Payments	Future Minimum Direct Financing and Sale-Type Lease Payments (1)
2026	$5,178.2	$1.4
2027	4,971.7	1.0
2028	4,617.5	0.7
2029	4,231.2	0.7
2030	3,841.5	0.8
Thereafter	27,244.6	23.6
Total	$50,084.7	$28.2
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

As of December 31, 2025, minimum future rental payments due from the Company over the next five years and thereafter are as follows (dollars in millions):

	Operating Leases	Finance Leases	Total
2026	$39.5	$12.6	$52.1
2027	39.0	4.9	43.9
2028	33.9	5.0	38.9
2029	31.5	6.3	37.8
2030	30.2	6.5	36.7
Thereafter	554.3	327.4	881.7
Total	$728.4	$362.7	$1,091.1
Present value adjustment for remaining lease payments (1)	(298.7)	(241.3)
Total lease liability	$429.7	$121.4
(1) The discount rates are specific for individual leases primarily based on the lease term. The range of discount rates used to calculate the present value of the operating lease payments is 1.23% to 6.99% and for finance lease payments is 3.04% to 6.99%. The weighted average discount rate was derived from estimated incremental borrowing rates based on our credit quality, as we did not have any borrowings at the balance sheet date with comparable terms to our lease agreements. As of December 31, 2025, the weighted average discount rate for operating leases is 4.06% and the weighted average remaining lease term is 24.12 years. As of December 31, 2025, the weighted average discount rate for finance leases is 5.71% and the weighted average remaining lease term is 39.31 years.
16.    Stockholders' Equity
A.Common Stock
We pay monthly distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for the periods indicated below:

	Years ended December 31,
Month	2025	2024	2023
January	$0.2640	$0.2565	$0.2485
February	0.2640	0.2565	0.2485
March	0.2680	0.2565	0.2545
April	0.2685	0.2570	0.2550
May	0.2685	0.2570	0.2550
June	0.2685	0.2625	0.2550
July	0.2690	0.2630	0.2555
August	0.2690	0.2630	0.2555
September	0.2690	0.2630	0.2555
October	0.2695	0.2635	0.2560
November	0.2695	0.2635	0.2560
December	0.2695	0.2635	0.2560
Total	$3.2170	$3.1255	$3.0510
As of December 31, 2025, a distribution of $0.2700 per common share was payable and was paid in January 2026. As of December 31, 2024, a distribution of $0.2640 per common share was payable and was paid in January 2025.
The following presents the federal income tax characterization of distributions paid or deemed to be paid per common share for the years:

	2025	2024	2023
Ordinary income	$2.1351154	$2.1759803	$2.8434500
Nontaxable distributions	1.0818846	0.9495197	0.2075500
Total	$3.2170000	$3.1255000	$3.0510000

B.    At-the-Market ("ATM") Program
In November 2025, we replaced our prior ATM program with a new ATM program, pursuant to which we may offer and sell up to 150.0 million shares of common stock (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE under the ticker symbol "O" at prevailing market prices or at negotiated prices. Upon settlement, subject to certain exceptions, we may elect, in our sole discretion, to cash settle or net share settle all or any portion of our obligations under any forward sale agreement, in which cases we may not receive any proceeds (in the case of cash settlement) or will not receive any proceeds (in the case of net share settlement), and we may owe cash (in the case of cash settlement) or shares of our common stock (in the case of net share settlement) to the relevant forward purchaser. Of the 120.0 million shares of our common stock available for sale under the prior ATM program at its inception, a total of approximately 65.0 million of those shares were sold, the remainder of which were terminated upon the execution of the new ATM program. As of December 31, 2025, we had 141.1 million shares remaining for future issuance under our new ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
The following table outlines common stock issuances pursuant to our ATM programs (dollars in millions, shares in thousands):

	Years ended December 31,
	2025	2024	2023
Shares of common stock issued under the ATM program (1)	41,971	30,169	91,699
Gross proceeds	$2,398.3	$1,760.1	$5,483.2
Sales agents' commissions and other offering expenses	(34.2)	(17.3)	(43.7)
Net proceeds	$2,364.1	$1,742.8	$5,439.5
(1) During the year ended December 31, 2025, 52.8 million shares were sold, and 42.0 million shares were settled pursuant to forward sale confirmations. As of December 31, 2025, 12.6 million shares of common stock subject to forward sale confirmations have been executed, but not settled, at a weighted average initial gross price of $57.49 per share. We currently expect to fully settle forward sale agreements outstanding by March 31, 2026, representing $708.5 million in net proceeds, for which the weighted average forward price as of December 31, 2025 was $56.26 per share.
C.    Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
Our DRSPP provides our common stockholders with a convenient and economical method of purchasing our common stock and reinvesting their distributions. It also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26.0 million common shares to be issued. As of December 31, 2025, we had 10.5 million shares remaining for future issuance under our DRSPP program.
The following table outlines common stock issuances pursuant to our DRSPP program (dollars in millions, shares in thousands):

	Years ended December 31,
	2025	2024	2023
Shares of common stock issued under the DRSPP program	211	212	198
Gross proceeds	$12.0	$11.8	$11.5
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
The amount of share-based compensation costs recognized in 'General and administrative' in our consolidated statements of income and comprehensive income was $30.8 million, $32.7 million, and $26.2 million during the years ended December 31, 2025, 2024, and 2023, respectively.
A.    Restricted Stock
The following table summarizes our common stock grant activity:

	2025		2024		2023
	Number of shares	Weighted average price (1)	Number of shares	Weighted average price (1)	Number of shares	Weighted average price (1)
Outstanding nonvested shares, beginning of year	514,299	$61.54	347,051	$67.89	242,660	$67.12
Shares granted	286,597	$55.33	346,321	$52.66	222,511	$65.40
Shares vested	(203,051)	$53.41	(151,977)	$56.45	(110,634)	$61.28
Shares forfeited	(23,633)	$55.42	(27,096)	$58.08	(7,486)	$66.91
Outstanding nonvested shares, end of each period	574,212	$61.57	514,299	$61.54	347,051	$67.89
(1) Grant date fair value.
For the years ended December 31, 2025, 2024, and 2023, we granted 29,056, 40,000, and 40,000 shares of restricted stock, respectively, to the independent members of our Board of Directors in connection with our annual awards in May of each year. The vesting period of these shares is up to three years, based on each director's years of service, and is subject to the director's continued service through each applicable vesting date. In addition, in October 2025, we granted 3,399 shares of restricted stock to a new member of our Board of Directors, which vest in equal parts over a three-year period. In connection with shares granted in each respective year, 14,528, 16,000, and 20,000 shares vested immediately and 17,927, 28,000, and 20,000 shares vest in equal parts over a three-year service period.
As of December 31, 2025, the remaining unamortized share-based compensation expense related to restricted stock totaled $20.6 million, which is being amortized on a straight-line basis over the service period of each applicable award. The expense amortization period for restricted stock is the lesser of the four-year service period or the period over which the awardee reaches the qualifying retirement age. For employees who have already met the qualifying retirement age, restricted stock is fully expensed at the grant date. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and conditions of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.

B.    Restricted Stock Units
During 2025, 2024, and 2023, we also granted restricted stock units that vest over service periods of four-years and have the same economic rights as shares of restricted stock. During 2025, we granted 3,632 restricted stock units to one independent member of our Board of Directors in connection with our annual awards in May. These awards vest over three years, subject to the director's continued service through each applicable vesting date.

	2025		2024		2023
	Number of restricted stock units	Weighted average price (1)	Number of restricted stock units	Weighted average price (1)	Number of restricted stock units	Weighted average price (1)
Outstanding nonvested shares, beginning of year	38,531	$62.45	42,612	$65.62	58,513	$67.91
Shares granted	45,176	$55.43	30,538	$52.72	15,065	$66.41
Shares vested	(13,475)	$54.08	(22,640)	$58.31	(29,492)	$70.30
Shares forfeited	(624)	$57.14	(11,979)	$56.76	(1,474)	$71.02
Outstanding nonvested shares, end of each period	69,608	$59.56	38,531	$62.45	42,612	$65.62
(1) Grant date fair value.
As of December 31, 2025, the remaining share-based compensation expense related to the restricted stock units totaled $2.8 million and is being recognized on a straight-line basis over the service period. The amount of share-based compensation for the restricted stock units is based on the fair value of our common stock at the grant date. The expense amortization period for restricted stock units is the lesser of the four-year service period or the period over which the awardee reaches the qualifying retirement age. For employees who have already met the qualifying retirement age, restricted stock units are fully expensed at the grant date.
C.    Performance Shares
During 2025, 2024, and 2023, we granted annual performance share awards, as well as dividend equivalent rights, to our executive officers. The number of performance shares that vest for each of the three years is based on the achievement of the following performance goals:

	Weighting for year granted
Annual Performance Awards Metrics	2025	2024	2023
Total shareholder return (“TSR”) ranking relative to MSCI US REIT Index	50%	50%	55%
Dividend per share growth rate	25%	25%	20%
Net Debt-to-Pro Forma Adjusted EBITDAre Ratio	25%	25%	25%
The annual performance shares vest 50% as of the date of which the plan administrator determines the achievement of the applicable goals during the applicable three-year performance period and the remaining 50% on January 1 of the following year, subject to continued service.
The fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model.
The following table summarizes our performance share grant activity:

	2025		2024		2023
	Number of performance shares	Weighted average price (1)	Number of performance shares	Weighted average price (1)	Number of performance shares	Weighted average price (1)
Outstanding nonvested shares, beginning of year	684,939	$68.99	561,769	$72.64	470,880	$73.37
Shares granted	319,748	$64.20	309,363	$55.25	215,040	$73.32
Shares vested	(184,111)	$71.09	(186,193)	$57.16	(124,151)	$76.59
Outstanding nonvested shares, end of each period	820,576	$66.65	684,939	$68.99	561,769	$72.64
(1) Grant date fair value.
As of December 31, 2025, the remaining share-based compensation expense related to the performance shares totaled $21.9 million and is being recognized on a tranche-by-tranche basis over the service period.

18.    Net Income per Common Share
The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation (shares in thousands):

	Years ended December 31,
	2025	2024	2023
Weighted average shares used for the basic net income per share computation	907,169	862,959	692,298
Incremental shares from share-based compensation	690	411	349
Dilutive effect of forward ATM offerings	475	422	377
Weighted average shares used for diluted net income per share computation	908,334	863,792	693,024
Unvested shares from share-based compensation that were anti-dilutive	17	179	117
Weighted average partnership common units convertible to common shares that were anti-dilutive	2,682	2,050	1,795
Weighted average forward ATM offerings that were anti-dilutive	36	519	759
19.    Supplemental Disclosures of Cash Flow Information
The following table summarizes our supplemental cash flow information during the periods indicated below (in thousands):

	Years ended December 31,
	2025	2024	2023
Supplemental disclosures:
Cash paid for interest	$1,072,484	$970,009	$692,004
Cash paid for income taxes	$49,785	$32,278	$12,283
Non-cash activities:
Net (decrease) increase in fair value of derivatives	$(163,318)	$64,092	$(116,145)
Term loans assumed at fair value	$—	$1,300,000	$—
Notes payable assumed at fair value	$—	$2,481,486	$—
Increase in noncontrolling interests from property acquisitions	$—	$—	$39,156
Issuance/conversion of common partnership units of Realty Income, L.P.	$—	$47,253	$—
The following table provides a reconciliation of 'Cash and cash equivalents' reported on our consolidated balance sheets to the total of the cash, cash equivalents, and restricted cash reported within our consolidated statements of cash flows (in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents shown in the consolidated balance sheets	$434,842	$444,962
Restricted escrow deposits (1)	83,200	36,326
Impounds related to mortgages payable (1)	2,714	14,218
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$520,756	$495,506
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

	Years ended December 31,
	2025	2024	2023
Property expenses (excluding reimbursements)	$88,402	$74,587	$42,763
Cash G&A expenses (1)	$171,784	$144,154	$118,309
(1) Represents 'General and administrative' expenses as presented in our consolidated statements of income and comprehensive income, less share-based compensation costs.
Other segment items included in consolidated net income consist of 'Gain on sales of real estate' and 'Other income, net', as presented in our consolidated statements of income and comprehensive income.

B.    Geographic Information
The following table disaggregates domestic and international revenue by major asset types and geographic regions (in thousands):

	Years ended December 31,
	2025
	U.S.	U.K.	Other (1)	Total
Retail	$3,515,416	$619,857	$190,397	$4,325,670
Industrial	785,939	54,824	23,686	864,449
Other (2)	240,721	6,492	—	247,213
Rental (including reimbursements)	$4,542,076	$681,173	$214,083	$5,437,332
Other revenue				312,045
Total revenue				$5,749,377

	2024
	U.S.	U.K.	Other (1)	Total
Retail	$3,368,532	$508,195	$133,190	$4,009,917
Industrial	747,031	48,130	—	795,161
Other (2)	237,876	794	—	238,670
Rental (including reimbursements)	$4,353,439	$557,119	$133,190	$5,043,748
Other revenue				227,394
Total revenue				$5,271,142

	2023
	U.S.	U.K.	Other (1)	Total
Retail	$2,754,217	$374,058	$65,305	$3,193,580
Industrial	515,358	43,685	—	559,043
Other (2)	205,527	—	—	205,527
Rental (including reimbursable)	$3,475,102	$417,743	$65,305	$3,958,150
Other revenue				120,843
Total revenue				$4,078,993

(1) Other includes rental revenue generated from all other European countries we operate in.
(2) Other includes all other property types in our portfolio.
No individual client’s revenue represented more than 10% of our total revenue for each of the years ended December 31, 2025, 2024, and 2023.
Long-lived assets include items such as property, plant, equipment and right-of-use assets subject to operating and finance leases. The following table disaggregates domestic and international total long-lived assets (in millions):

	December 31, 2025				December 31, 2024
	U.S.	U.K.	Other (1)	Total	U.S.	U.K.	Other (1)	Total
Long-lived assets	$42,337.4	$9,322.6	$3,280.5	$54,940.5	$43,186.5	$7,485.6	$1,617.7	$52,289.8
Remaining assets				17,855.1				16,545.2
Total assets				$72,795.6				$68,835.0
(1) Other includes long-lived assets in all other European countries we operate in.

21.    Income Taxes
The components of income before taxes were attributable to the following (in thousands):

	Years ended December 31,
	2025	2024	2023
Domestic	$791,719	$666,110	$755,872
Foreign	363,410	267,832	173,063
Total income before taxes	$1,155,129	$933,942	$928,935
Provision for income taxes consisted of the following (in thousands):

	Years ended December 31,
	2025	2024	2023
Current
Federal	$—	$(407)	$792
State and local	14,450	8,783	10,139
Foreign	70,293	54,673	41,086
Total current	$84,743	$63,049	$52,017
Deferred
Federal	$—	$—	$—
State and local	—	—	—
Foreign	603	3,552	4
Total deferred	$603	$3,552	$4
Total provision for income taxes	$85,346	$66,601	$52,021
Our effective tax rates for the years ended December 31, 2025, 2024, and 2023 were 7.4%, 7.1%, and 5.6%, respectively. The primary drivers of the difference between the federal statutory rate of 21.0% and our overall effective tax rate were the tax benefits associated with our REIT status, including the dividends paid deduction, the impact of state and local income taxes, and the effect of differing statutory rates and related permanent differences applicable to our foreign earnings.
Income taxes paid for the year ended December 31, 2025 are as follows (in thousands):

Year ended December 31,
2025
Federal	$(233)

State and Local	$16,827

United Kingdom	$30,665
Other	2,526
Total Foreign	$33,191
Total income taxes paid	$49,785
We recognize deferred income tax in our taxable subsidiaries, including certain international jurisdictions. Deferred income tax assets and liabilities are generally the result of temporary differences between book and tax accounting, such as timing differences caused by different useful lives used for depreciation. We provide for a valuation allowance for deferred income tax assets if we believe some or all of the deferred income tax assets may not be realized. As of December 31, 2025 and 2024, we had net deferred tax liabilities of $4.3 million and $3.5 million, respectively, which are reported in 'Other liabilities' on our consolidated balance sheets.

22.    Commitments and Contingencies
In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.
As of December 31, 2025, we had $805.0 million of commitments under construction contracts related to development projects, which have estimated rental revenue commencement dates between January 2026 and November 2027. In addition, as of December 31, 2025, we had commitments of $43.0 million for tenant improvements, recurring capital expenditures, and building improvements.
23.    Subsequent Events
A.     Dividends
In January 2026, we declared a dividend of $0.2700 per share to our common stockholders, which was paid in February 2026. In addition, in February 2026, we declared a dividend of $0.2700, which will be paid in March 2026.
B. Private Fund Business
On December 29, 2025, we announced that we closed an additional $816.3 million in commitments from third-party investors for the Fund. On January 1, 2026, capital calls of $638.0 million were made and a $408.2 million redemption on the Company's units was made. After giving effect to these transactions, the Company's indirect ownership in the Fund was 38.5%.
C. Convertible Bond Issuance and Common Stock Repurchase
In January 2026, we issued $862.5 million principal amount of 3.500% convertible senior notes due January 2029 in a private offering, for estimated net proceeds of $845.5 million. The notes will be senior, unsecured obligations of Realty Income and will accrue interest at a rate of 3.500% per annum, payable semi-annually in arrears. The notes will mature on January 15, 2029, unless earlier repurchased, redeemed or converted. Before October 15, 2028, noteholders will have the right to convert their notes only upon the occurrence of certain events. From and after October 15, 2028, noteholders may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying cash and, if applicable, delivering shares of our common stock, based on the applicable conversion rate. The initial conversion rate is 14.4051 shares of common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $69.42 per share of common stock. The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events.
Among other things, we used approximately $101.9 million of the net proceeds from the offering to repurchase approximately 1.8 million shares of our common stock in privately negotiated transactions, concurrently with the pricing of the offering.

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
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.
Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025 our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
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
Submitted on February 24, 2026 by,
Sumit Roy, President, Chief Executive Officer
Jonathan Pong, Executive Vice President, Chief Financial Officer, and Treasurer
Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B: Other Information
Director and Officer Trading Arrangements and Policies
During the three months ended December 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C:     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None
PART III
Item 10:     Directors, Executive Officers and Corporate Governance
Realty Income Corporation has adopted insider trading policies and procedures applicable to our directors, officers, and employees, that we believe are reasonably designed to promote compliance with insider trading laws, and regulations, and the listing standards of the New York Stock Exchange. A copy of our Insider Trading Compliance Policy is incorporated by reference as Exhibit 19.1 to this Annual Report on Form 10-K.
The information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.
Item 11:     Executive Compensation
The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.
Item 12:     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.
Item 13:     Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.
Item 14:     Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, San Diego, CA, Auditor Firm ID: 185.
The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV
Item 15:          Exhibits and Financial Statement Schedules
A.      The following documents are filed as part of this report.
1.      Financial Statements (see Item 8)
a.      Reports of Independent Registered Public Accounting Firm
b.      Consolidated Balance Sheets,
December 31, 2025 and December 31, 2024
c.      Consolidated Statements of Income and Comprehensive Income,
Years ended December 31, 2025, 2024, and 2023
d.      Consolidated Statements of Equity,
Years ended December 31, 2025, 2024, and 2023
e.      Consolidated Statements of Cash Flows,
Years ended December 31, 2025, 2024, and 2023
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

3.16
Articles Supplementary to the Articles of Incorporation of the Company classifying and designating the 6.000% Series A Cumulative Redeemable Preferred Stock (filed as exhibit 3.15 to the Company’s Form 8-A12B, filed on January 22, 2024 (File No. 001-13374) and incorporated herein by reference).

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

4.5	Form of 4.125% Note due 2026 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on September 23, 2014 (File No. 001-13374), and incorporated herein by reference).
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

4.7	Form of 3.000% Note due 2027 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on October 12, 2016 (File No. 001-13374), and incorporated herein by reference).
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

4.9	Form of 4.650% Note due 2047 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on March 15, 2017 (File No. 001-13374), and incorporated herein by reference).
4.10	Form of 4.125% Note due 2026 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on March 15, 2017 (File No. 001-13374), and incorporated herein by reference).
4.11
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

4.12	Form of 3.650% Note due 2028 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on December 6, 2017 (File No. 001-13374), and incorporated herein by reference).
4.13
Officers’ Certificate pursuant to Sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “3.650% Notes due 2028” and re-opening a series of securities entitled “3.250% Notes due 2022” and “4.650% due 2047

4.14	Form of 4.650% Note due 2047 (filed as exhibit 4.4 to the Company’s Form 8-K, filed on December 6, 2017 (File No. 001-13374), and incorporated herein by reference).
4.15	Form of 3.250% Note due 2029 (filed as exhibit 4.2 to the Company's Form 8-K, filed on June 16, 2019 (File No. 001-13374), and incorporated herein by reference).
4.16
Officers’ Certificate pursuant to Sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “3.250% Notes due 2029." (filed as exhibit 4.3 to the Company's Form 8-K, filed on June 16, 2019 (File No. 001-13374), and incorporated herein by reference).

4.17	Form of 3.250% Note due 2031 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on May 8, 2020 (File No. 001-13374), and incorporated herein by reference).
4.18	Form of 3.250% Note due 2031 (filed as exhibit 4.2 to the Company's Form 8-K, filed on July 16, 2020 (File No. 001-13374), and incorporated herein by reference).
4.19
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

4.20
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

4.21	Form of 1.625% Note due 2030 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on October 1, 2020 (File No. 001-13374), and incorporated herein by reference).
4.22
Officers’ Certificate dated October 1, 2020 pursuant to Sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “1.625% Notes due 2030” (filed as an Exhibit 4.3 to the Company’s Form 8-K, filed on October 1, 2020 (File No. 001-13374), and incorporated herein by reference).

4.23	Form of 0.750% Note due 2026 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on December 14, 2020 (File No. 001-13374), and incorporated herein by reference).
4.24	Form of 1.800% Note due 2033 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on December 14, 2020 (File No. 001-13374), and incorporated herein by reference).
4.25
Officers’ Certificate dated December 14, 2020 pursuant to Sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of debt securities entitled “0.750% Notes due 2026” and a series of debt securities entitled “1.800% Notes due 2033” (filed as an Exhibit 4.4 to the Company's Form 8-K, filed on December 14, 2020 (File No. 001-13374), and incorporated herein by reference).

4.26
Officers’ Certificate dated July 13, 2021 pursuant to Sections 201, 301 and 303 of the Indenture establishing the terms of a new series of debt securities entitled “1.125% Notes due 2027” and a new series of debt securities entitled “1.750% Notes due 2033.” (filed as Exhibit 4.4 to the Company's Form 8-K, filed on July 13, 2021 (File No. 001-13374), and incorporated herein by reference).

4.27	Form of 1.125% Notes due 2027 (filed as exhibit 4.2 to the Company's Form 8-K, filed on July 13, 2021 (File No. 001-13374), and incorporated herein by reference).
4.28	Form of 1.750% Notes due 2033 (filed as exhibit 4.3 to the Company's Form 8-K, filed on July 13, 2021 (File No. 001-13374), and incorporated herein by reference).
4.29	Form of 1.875% Notes due 2027 (filed as exhibit 4.2 to the Company's Form 8-K, filed on January 14, 2022 (File No. 001-13374), and incorporated herein by reference).
4.30	Form of 2.500% Notes due 2042 (filed as exhibit 4.3 to the Company's Form 8-K, filed on January 14, 2022 (File No. 001-13374), and incorporated herein by reference).
4.31
Officers’ Certificate dated January 14, 2022, pursuant to Sections 201, 301 and 303 of the Indenture establishing the terms of a new series of debt securities entitled “1.875% Notes due 2027” and a new series of debt securities entitled “2.500% Notes due 2042” (filed as exhibit 4.4 to the Company’s Form 8-K, filed on January 14, 2022 (File No. 001-13374), and incorporated herein by reference).

4.32
Indenture, dated February 6, 2014, among ARC Properties Operating Partnership, L.P., Clark Acquisition, LLC, the guarantors named therein and U.S. Bank National Association, as trustee (filed as exhibit 4.1 to VEREIT, Inc.'s Form 8-K, filed on February 7, 2014 (File No. 001-35263), and incorporated herein by reference).

4.33	Officers’ Certificate, dated February 6, 2014 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on February 7, 2014 (File No. 001-35263), and incorporated herein by reference).
4.34
First Supplemental Indenture, dated February 9, 2015, by and among ARC Properties Operating Partnership, L.P., American Realty Capital Properties, Inc. and U.S. Bank National Association (filed as exhibit 4.1 to VEREIT, Inc.'s Form 8-K, filed on February 13, 2015 (File No. 001-35263), and incorporated herein by reference).

4.35	Officers’ Certificate, dated June 2, 2016 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on June 3, 2016 (File No. 001-35263), and incorporated herein by reference).
4.36	Officers’ Certificate, dated August 11, 2017 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on August 11, 2017 (File No. 001-35263), and incorporated herein by reference).
4.37	Officers’ Certificate, dated December 4, 2019 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on December 4, 2019 (File No. 001-35263), and incorporated herein by reference).
4.38	Officers’ Certificate, dated June 29, 2020 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on June 29, 2020 (File No. 001-35263), and incorporated herein by reference).
4.39	Officers’ Certificate, dated November 17, 2020 (filed as exhibit 4.2 to VEREIT, Inc.'s Form 8-K, filed on November 17, 2020 (File No. 001-35263), and incorporated herein by reference).
4.41
Second Supplemental Indenture, dated November 1, 2021, by an among Rams MD Subsidiary I, Inc., VEREIT Operating Partnership, L.P., VEREIT, Inc. and U.S. Bank National Association, as trustee (filed as exhibit 4.10 to the Company's Form 8-K, filed on November 1, 2021 (File No. 001-13374), and incorporated herein by reference).

4.42
Third Supplemental Indenture, dated November 9, 2021, by and among VEREIT Operating Partnership, L.P., Rams MD Subsidiary I, Inc. (f/k/a VEREIT, Inc.) and U.S. Bank National Association, as trustee (filed as exhibit 4.1 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).

4.43	Form of 4.875% Notes due June 1, 2026. (filed as exhibit 4.4 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.44	Form of 3.950% Notes due August 15, 2027. (filed as exhibit 4.5 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.45	Form of 3.400% Notes due January 15, 2028. (filed as exhibit 4.6 to the Company's Form 8-K, filed on November 15, 2021(File No. 001-13374), and incorporated herein by reference).
4.46	Form of 2.200% Notes due June 15, 2028. (filed as exhibit 4.7 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.47	Form of 3.100% Notes due December 15, 2029. (filed as exhibit 4.8 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).

4.48	Form of 2.850% Notes due December 15, 2032. (filed as exhibit 4.9 to the Company's Form 8-K, filed on November 15, 2021 (File No. 001-13374), and incorporated herein by reference).
4.49	Form of 5.625% Notes due October 13, 2032. (filed as exhibit 4.2 to the Company's Form 8-K, filed on October 13, 2022 (File No. 001-13374), and incorporated herein by reference).
4.50
Officers’ Certificate dated October 13, 2022 pursuant to Sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing the terms of a new series of debt securities entitled “5.625% Notes due 2032” and including the form of debt securities of such series (filed as exhibit 4.3 to the Company’s Form 8-K, filed on October 13, 2022 (File No. 001-13374), and incorporated herein by reference).

4.51	Form of 4.850% Note due 2030 issued on January 13, 2023 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on January 13, 2023 (File No. 001-13374) and incorporated herein by reference).
4.52	Form of 4.700% Note due 2028 issued on April 14, 2023 (filed as part of exhibit 4.4 to the Company's Form 8-K, filed on April 14, 2023 (File No. 001-13374) and incorporated herein by reference).
4.53	Form of 4.900% Note due 2033 issued on April 14, 2023 (filed as part of exhibit 4.4 to the Company's Form 8-K, filed on April 14, 2023 (File No. 001-13374) and incorporated herein by reference).
4.54
Officers’ Certificate dated April 14, 2023 pursuant to Sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing the terms of a new series of debt securities entitled “4.700% Notes due 2028” and a new series of debt securities entitled “4.900% Notes due 2033” and including the forms of debt securities of each such series (filed as exhibit 4.4 to the Company's Form 8-K, filed on April 14, 2023 (File No. 001-13374) and incorporated herein by reference).

4.55	Form of 4.875% Note due 2030 issued on July 6, 2023 (filed as part of exhibit 4.4 to the Company’s Form 8-K, filed on July 6, 2023 (File No. 001-13374) and incorporated herein by reference).
4.56	Form of 5.125% Note due 2034 issued on July 6, 2023 (filed as part of exhibit 4.4 to the Company’s Form 8-K, filed on July 6, 2023 (File No. 001-13374) and incorporated herein by reference).
4.57
Officers’ Certificate dated July 6, 2023 pursuant to Sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing the terms of a new series of debt securities entitled “4.875% Notes due 2030” and a new series of debt securities entitled “5.125% Notes due 2034” and including the forms of debt securities of each such series (filed as exhibit 4.4 to the Company’s Form 8-K, filed on July 6, 2023 (File No. 001-13374) and incorporated herein by reference).

4.58	Form of 5.750% Note due 2031 issued on December 5, 2023 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on December 5, 2023 (File No. 001-13374) and incorporated herein by reference).
4.59	Form of 6.000% Note due 2039 issued on December 5, 2023 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on December 5, 2023 (File No. 001-13374) and incorporated herein by reference).
4.60
Officers’ Certificate dated December 5, 2023 pursuant to Sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing the terms of a new series of debt securities entitled “5.750% Notes due 2031” and a new series of debt securities entitled “6.000% Notes due 2039” and including the forms of debt securities of each such series (filed as exhibit 4.4 to the Company’s Form 8-K, filed on December 5, 2023 (File No. 001-13374) and incorporated herein by reference).

4.61	Form of 4.750% Note due 2029 issued on January 16, 2024 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on January 16, 2024 (File No. 001-13374) and incorporated herein by reference).
4.62	Form of 5.125% Note due 2034 issued on January 16, 2024 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on January 16, 2024 (File No. 001-13374) and incorporated herein by reference).
4.63
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

4.64
Indenture, dated August 18, 2016, between Spirit Realty, L.P. and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Spirit Realty Capital, Inc.’s Current Report on Form 8-K, filed on August 19, 2016 (File No. 001-36004) and incorporated by reference herein).

4.65
First Supplemental Indenture, dated August 18, 2016, among Spirit Realty, L.P., Spirit Realty Capital, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of the notes and the guarantee (filed as Exhibit 4.2 to Spirit Realty Capital, Inc.’s Current Report on Form 8-K (File No. 001-36004) previously filed on August 19, 2016 and incorporated by reference herein).

4.66
Second Supplemental Indenture, dated June 27, 2019, among Spirit Realty, L.P., Spirit Realty Capital, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of the notes and the guarantee (filed as Exhibit 4.2 to Spirit Realty Capital, Inc.’s Current Report on Form 8-K, filed on June 27, 2019 (File No. 001-36004) and incorporated by reference herein).

4.67
Third Supplemental Indenture, dated September 16, 2019, among Spirit Realty, L.P., Spirit Realty Capital, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of the notes and the guarantee (filed as Exhibit 4.2 to Spirit Realty Capital, Inc.’s Current Report on Form 8-K, filed on September 16, 2019 (File No. 001-36004) and incorporated by reference herein).

4.68
Fourth Supplemental Indenture, dated September 16, 2019, among Spirit Realty, L.P., Spirit Realty Capital, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of the notes and the guarantee (filed as Exhibit 4.3 to Spirit Realty Capital, Inc.’s Current Report on Form 8-K, filed on September 16, 2019 (File No. 001-36004) and incorporated by reference herein).

4.69
Fifth Supplemental Indenture, dated August 6, 2020, among Spirit Realty, L.P., Spirit Realty Capital, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of the notes and the guarantee (filed as Exhibit 4.2 to Spirit Realty Capital, Inc.’s Current Report on Form 8-K, filed on August 6, 2020 (File No. 001-36004) and incorporated by reference herein).

4.70
Sixth Supplemental Indenture, dated March 3, 2021, among Spirit Realty, L.P., Spirit Realty Capital, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of the notes and the guarantee (filed as Exhibit 4.2 to Spirit Realty Capital, Inc.’s Current Report on Form 8-K, filed on March 3, 2021 (File No. 001-36004) and incorporated by reference herein).

4.71
Seventh Supplemental Indenture, dated March 3, 2021, among Spirit Realty, L.P., Spirit Realty Capital, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of the notes and the guarantee (filed as Exhibit 4.3 to Spirit Realty Capital, Inc.’s Current Report on Form 8-K, filed March 3, 2021 (File No. 001-36004) and incorporated by reference herein).

4.72
Eighth Supplemental Indenture, dated January 23, 2024, by and among Spirit Realty, L.P., Saints MD Subsidiary, Inc. (f/k/a Spirit Realty Capital, Inc.), as guarantor, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (filed as exhibit 4.9 to the Company’s Form 8-K, filed on January 24, 2024 (File No. 001-13374) and incorporated herein by reference).

4.73
Form of 4.450% Notes due September 15, 2026 issued on January 23, 2024 (filed as exhibit 4.11 to the Company’s Form 8-K, filed on January 24, 2024 (File No. 001-13374) and incorporated herein by reference).

4.74
Form of 3.200% Notes due January 15, 2027 issued on January 23, 2024 (filed as exhibit 4.12 to the Company’s Form 8-K, filed on January 24, 2024 (File No. 001-13374) and incorporated herein by reference).

4.75
Form of 2.100% Notes due March 15, 2028 issued on January 23, 2024 (filed as exhibit 4.13 to the Company’s Form 8-K, filed on January 24, 2024 (File No. 001-13374) and incorporated herein by reference).

4.76
Form of 4.000% Notes due July 15, 2029 issued on January 23, 2024 (filed as exhibit 4.14 to the Company’s Form 8-K, filed on January 24, 2024 (File No. 001-13374) and incorporated herein by reference).

4.77
Form of 3.400% Notes due January 15, 2030 issued on January 23, 2024 (filed as exhibit 4.15 to the Company’s Form 8-K, filed on January 24, 2024 (File No. 001-13374) and incorporated herein by reference).

4.78
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

4.80
Officers’ Certificate, dated January 23, 2024, pursuant to Sections 201, 301 and 303 of the Indenture, dated October 28, 1998, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing the terms of a new series of debt securities entitled “4.450% Notes due 2026,” a new series of debt securities entitled “3.200% Notes due 2027,” a new series of debt securities entitled “2.100% Notes due 2028,” a new series of debt securities entitled “4.000% Notes due 2029,” a new series of debt securities entitled “3.400% Notes due 2030,” a new series of debt securities entitled “3.200% Notes due 2031” and a new series of debt securities entitled “2.700% Notes due 2032” and including the forms of debt securities of each such series (filed as exhibit 4.18 to the Company’s Form 8-K, filed on January 24, 2024 (File No. 001-13374) and incorporated herein by reference).

4.81
Form of 5.375% Note due 2054 issued on August 26, 2024 (filed as exhibit 4.2 and contained in exhibit 4.3 to the Company's Form 8-K, filed on August 26, 2024 (File No. 001-13374) and incorporated herein by reference).

4.82
Officers’ Certificate dated August 26, 2024 pursuant to Sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing the terms of a new series of debt securities entitled “5.375% Notes due 2054” and including the form of debt security (filed as exhibit 4.3 to the Company's Form 8-K, filed on August 26, 2024 (File No. 001-13374) and incorporated herein by reference).

4.83
Form of 5.000% Note due 2029 issued on September 4, 2024 (filed as exhibit 4.2 and contained in 4.4 to the Company's Form 8-K, filed on September 4, 2024 (File No. 001-13374) and incorporated herein by reference).

4.84
Form of 5.250% Note due 2041 issued on September 4, 2024 (filed as exhibit 4.3 and contained in exhibit 4.4 to the Company's Form 8-K, filed on September 4, 2024 (File No. 001-13374) and incorporated herein by reference).

4.85
Officers’ Certificate dated September 4, 2024 pursuant to Sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing the terms of a new series of debt securities entitled “5.000% Notes due 2029” and a new series of debt securities entitled “5.250% Notes due 2041” and including the forms of debt securities of each such series (filed as exhibit 4.4 to the Company's Form 8-K, filed on September 4, 2024 (File No. 001-13374) and incorporated herein by reference).

4.86
Form of 5.125% Note due 2035 issued on April 10, 2025 (filed as exhibit 4.2 and contained in exhibit 4.3 to the Company's Form 8-K, filed on April 10, 2025 (File No. 001-13374) and incorporated herein by reference).

4.87
Officers’ Certificate dated April 10, 2025 pursuant to Sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing the terms of a new series of debt securities entitled “5.125% Notes due 2035” and including the form of debt security (filed as exhibit 4.3 to the Company's Form 8-K, filed on April 10, 2025 (File No. 001-13374) and incorporated herein by reference).

4.88
Form of 3.375% Note due 2031 issued on June 20, 2025 (filed as exhibit 4.2 and contained in exhibit 4.4 to the Company's Form 8-K, filed on June 20, 2025 (File No. 001-13374) and incorporated herein by reference).

4.89
Form of 3.875% Note due 2035 issued on June 20, 2025 (filed as exhibit 4.3 and contained in exhibit 4.4 to the Company's Form 8-K, filed on June 20, 2025 (File No. 001-13374) and incorporated herein by reference).

4.90
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

4.91
Form of 3.950% Note due 2029 issued on October 6, 2025 (filed as exhibit 4.2 and contained in exhibit 4.4 to the Company's Form 8-K, filed on October 6, 2025 (File No. 001-13374) and incorporated herein by reference).

4.92
Form of 4.500% Note due 2033 issued on October 6, 2025 (filed as exhibit 4.3 and contained in exhibit 4.4 to the Company's Form 8-K, filed on October 6, 2025 (File No. 001-13374) and incorporated herein by reference).

4.93
Officers’ Certificate dated October 6, 2025 pursuant to Sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing the terms of a new series of debt securities entitled “3.950% Notes due 2029” and a new series of debt securities entitled “4.500% Notes due 2033” and including the forms of debt securities of each such series (filed as exhibit 4.4 to the Company's Form 8-K, filed on October 6, 2025 (File No. 001-13374) and incorporated herein by reference).

4.94
Form of 3.500% Convertible Senior Note due 2029 issued on January 18, 2026 (filed as exhibit 4.2 and contained in exhibit 4.4 to the Company's Form 8-K, filed on January 8, 2026(File No. 001-13374) and incorporated herein by reference).

4.95
Indenture, dated as of January 8, 2026, between Realty Income Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee. (filed as Exhibit 4.1 to the Company's Form 8-K, filed on January 8, 2026 (File No. 001-13374) and incorporated by reference herein).

4.96*	Description of Securities.
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

10.8+
Second Amendment to the Realty Income Corporation 2021 Incentive Award Plan (filed as Exhibit 10.8 to the Company's Form 10-K, filed on February 25, 2025 (File No. 00113374) and incorporated herein by reference).

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

10.16+
Form of Deferred Restricted Stock Unit Agreement for Non-Employee Directors under the Realty Income Corporation 2021 Incentive Award Plan (filed as Exhibit 10.16 to the Company's Form 10-K, filed on February 25, 2025 (File No. 00113374) and incorporated herein by reference).

10.17+
Form of Deferred Restricted Stock Unit Agreement for Executive Vice Presidents under the Realty Income Corporation 2021 Incentive Award Plan (filed as Exhibit 10.17 to the Company's Form 10-K, filed on February 25, 2025 (File No. 00113374) and incorporated herein by reference).

10.18+
Form of Restricted Stock Agreement for Non-Employee Directors under the Realty Income Corporation 2021 Incentive Award Plan (filed as Exhibit 10.18 to the Company's Form 10-K, filed on February 25, 2025 (File No. 00113374) and incorporated herein by reference).

10.19+
Form of Restricted Stock Agreement for Executives under the Realty Income Corporation 2021 Incentive Award Plan (filed as Exhibit 10.19 to the Company's Form 10-K, filed on February 25, 2025 (File No. 00113374) and incorporated herein by reference).

10.20
Consent Letter, dated July 20, 2021, among the Company, as Borrower, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the other parties named therein (filed as Exhibit 10.1 to the Company's Form 8-K filed on July 22, 2021 (File No. 001-13374) and incorporated herein by reference).

10.21
Amendment and Restatement to Term Loan Agreement, dated January 22, 2024, by and among the Company, as Borrower, the lender parties thereto, as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (filed as exhibit 10.1 to the Company’s Form 8-K, filed on January 24, 2024 (File No. 001-13374) and incorporated herein by reference).

10.22
Amendment and Restatement to Term Loan Agreement, dated January 22, 2024, by and among the Company, as Borrower, the lender parties thereto, as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (filed as exhibit 10.2 to the Company’s Form 8-K, filed on January 24, 2024 (File No. 001-13374) and incorporated herein by reference).

10.23+
Third Amendment to the Realty Income Corporation 2021 Incentive Award Plan (filed as Appendix B to the Company's Proxy Statement on Schedule 14A filed on March 26, 2025 (File No. 001-13374) and incorporated herein by reference).

10.24
Fourth Amended and Restated Credit Agreement, dated April 29, 2025, by and among the Company, as Borrower, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the other parties named therein (filed as exhibit 10.1 to the Company's Form 8-K, filed on April 29, 2025 (File No. 001-13374) and incorporated herein by reference).

10.25
Credit Agreement, dated April 29, 2025, by and among the Fund Borrower, as Borrower, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the other parties named therein (filed as exhibit 10.2 to the Company's Form 8-K, filed on April 29, 2025 (File No. 001-13374) and incorporated herein by reference).

10.26
First Amendment to Amended and Restated Term Loan Agreement, dated June 23, 2025, by and among the Company, as Borrower, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (filed as exhibit 10.1 to the Company’s Form 8-K, filed on June 23, 2025 (File No. 001-13374) and incorporated herein by reference).

10.27+	Amendment to the Realty Income Corporation 2021 Incentive Award Plan (filed as exhibit 10.1 to the Company’s Form 8-K, filed on May 15, 2025 (File No. 001-13374) and incorporated herein by reference).
10.28
Amended and Restated Term Loan Agreement, dated November 18, 2025, by and among the Company, as Borrower, the lenders party thereto, Toronto Dominion (Texas) LLC, as Administrative Agent, and the other parties named therein (filed as exhibit 10.1 to the Company’s Form 8-K, filed on November 18, 2025 (File No. 001-13374) and incorporated herein by reference).

10.29+
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

Insider Trading Policy
19.1	Insider Trading Compliance Policy (filed as Exhibit 19.1 to the Company's Form 10-K, filed on February 25, 2025 (File No. 00113374) and incorporated herein by reference).
Subsidiaries of the Registrant
21.1*	Subsidiaries of the Company.
Consents of Experts and Counsel
23.1*	Consent of Independent Registered Public Accounting Firm.
Certifications
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Section 1350 Certifications as furnished by the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Interactive Data Files
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
**Furnished herewith.
+ Indicates a management contract or compensatory plan or arrangement
Item 16:                                  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

By:	/s/SUMIT ROY	Date: February 24, 2026
Sumit Roy
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/MICHAEL D. MCKEE	Date: February 24, 2026
Michael D. McKee
Non-Executive Chairman of the Board of Directors

By:	/s/PRISCILLA ALMODOVAR	Date: February 24, 2026
Priscilla Almodovar
Director

By:	/s/A. LARRY CHAPMAN	Date: February 24, 2026
A. Larry Chapman
Director

By:	/s/REGINALD H. GILYARD	Date: February 24, 2026
Reginald H. Gilyard
Director

By:	/s/MARY HOGAN PREUSSE	Date: February 24, 2026
Mary Hogan Preusse
Director

By:	/s/KIM HOURIHAN	Date: February 24, 2026
Kim Hourihan
Director

By:	/s/PRIYA CHERIAN HUSKINS	Date: February 24, 2026
Priya Cherian Huskins
Director

By:	/s/JEFF A. JACOBSON	Date: February 24, 2026
Jeff A. Jacobson
Director

By:	/s/GERARDO I. LOPEZ	Date: February 24, 2026
Gerardo I. Lopez
Director

By:	/s/GREGORY T. MCLAUGHLIN	Date: February 24, 2026
Gregory T. McLaughlin
Director

By:	/s/SUMIT ROY	Date: February 24, 2026
Sumit Roy
Director, President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/JONATHAN PONG	Date: February 24, 2026
Jonathan Pong
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ NEALE REDINGTON	Date: February 24, 2026
Neale Redington
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)

REALTY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2025
(dollars in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4 and 6)
Description	Number of Properties (Note 1)	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction			Date Acquired

U.S.
Advertising	5	$—	$19,379	$71,676	$64	$—	$19,379	$71,740	$91,119	$9,797	1990	-	2009	3/26/2021	-	11/1/2021
Aerospace	9	—	10,043	232,817	6,555	—	10,043	239,372	249,415	64,180	1951	-	2024	6/20/2011	-	12/30/2025
Apparel	104	—	220,858	730,524	16,584	199	220,858	747,307	968,165	144,540	1962	-	2022	10/30/1987	-	2/12/2025
Automotive Collision Service	294	—	229,450	625,505	6,841	10	229,450	632,356	861,806	108,821	1920	-	2025	8/30/2002	-	12/18/2025
Automotive Parts	475	—	202,095	585,757	8,614	827	202,095	595,198	797,293	155,171	1965	-	2022	8/6/1987	-	11/20/2025
Automotive Service	982	—	719,535	1,603,937	2,956	140	719,535	1,607,033	2,326,568	259,893	1920	-	2025	10/2/1985	-	1/14/2025
Automotive Tire Services	256	—	214,547	489,533	1,801	55	214,547	491,389	705,936	174,283	1947	-	2024	11/27/1985	-	1/23/2024
Beverage	19	—	184,575	188,413	1,113	—	184,575	189,526	374,101	76,429	1950	-	2020	6/25/2010	-	6/25/2025
Child Care	362	—	196,576	450,587	8,694	640	196,576	459,921	656,497	152,830	1949	-	2025	12/22/1981	-	12/30/2025
Consumer Appliances	1	—	4,275	29,317	88	—	4,275	29,405	33,680	1,636	2020	-	2020	1/23/2024	-	1/23/2024
Consumer Electronics	35	—	68,588	186,854	3,480	51	68,588	190,385	258,973	34,564	1984	-	2023	6/9/1997	-	12/5/2025
Consumer Goods	6	—	29,219	145,827	6,803	—	29,219	152,630	181,849	43,516	2004	-	2011	1/22/2013	-	1/23/2024
Convenience Stores	2,504	—	2,204,659	3,577,055	(551)	145	2,204,659	3,576,649	5,781,308	832,841	1922	-	2025	3/3/1995	-	12/30/2025
Crafts and Novelties	62	—	129,788	452,206	7,811	440	129,788	460,457	590,245	80,615	1973	-	2024	11/26/1996	-	11/7/2025
Diversified Industrial	60	—	125,614	598,613	18,012	—	125,614	616,625	742,239	76,846	1940	-	2022	9/19/2012	-	9/30/2024
Dollar Stores	3,124	—	970,577	2,840,196	(7,673)	9	970,577	2,832,532	3,803,109	740,402	1921	-	2025	2/3/1998	-	12/30/2025
Drug Stores	591	—	766,129	2,063,771	3,428	100	766,129	2,067,299	2,833,428	621,264	1958	-	2015	2/9/2005	-	9/30/2024
Education	18	—	28,586	67,565	1,392	62	28,586	69,019	97,605	21,372	1957	-	2024	12/19/1984	-	11/22/2022
Energy	51	—	45,102	172,020	1,235	—	45,102	173,255	218,357	13,211	1962	-	2023	11/1/2021	-	1/23/2024
Entertainment	80	—	225,997	640,551	59,932	—	225,997	700,483	926,480	64,689	1959	-	2024	3/31/1999	-	1/23/2024
Equipment Services	47	—	40,924	132,476	3,402	—	40,924	135,878	176,802	26,679	1965	-	2022	7/3/2003	-	1/23/2024
Financial Services	331	—	161,596	422,256	543	97	161,596	422,896	584,492	127,779	1807	-	2015	3/10/1987	-	1/23/2024
Food Processing	30	—	83,396	471,851	2,512	—	83,396	474,363	557,759	47,479	1958	-	2024	12/20/2012	-	1/6/2025
General Merchandise	328	—	487,613	1,411,105	9,883	463	487,613	1,421,451	1,909,064	270,612	1954	-	2025	12/23/1998	-	12/30/2025
Gaming	1	—	419,464	1,277,403	—	—	419,464	1,277,403	1,696,867	112,533	2019	-	2019	12/1/2022	-	12/1/2022
Grocery	273	—	573,793	1,541,198	7,776	325	573,793	1,549,299	2,123,092	378,204	1947	-	2024	9/30/2003	-	9/17/2025
Health and Beauty	8	—	6,696	58,808	198	—	6,696	59,006	65,702	11,446	1999	-	2017	2/23/1999	-	3/22/2023
Health and Fitness	183	—	476,934	2,103,783	17,424	172	476,934	2,121,379	2,598,313	497,409	1943	-	2025	5/31/1995	-	9/29/2025
Health Care	527	32,007	362,428	1,247,197	17,217	198	362,428	1,264,612	1,627,040	211,048	1922	-	2023	12/18/1984	-	12/29/2025
Home Furnishings	206	—	243,888	562,338	9,313	119	243,888	571,770	815,658	93,896	1947	-	2024	1/24/1984	-	1/23/2024
Home Improvement	290	5,887	734,225	1,398,788	83,934	35	734,225	1,482,757	2,216,982	267,792	1863	-	2025	12/22/1986	-	12/17/2025
Insurance	1	—	754	2,840	—	—	754	2,840	3,594	364	2006	-	2006	10/17/2022	-	10/17/2022
Jewelry	5	—	5,367	58,688	—	—	5,367	58,688	64,055	12,158	1997	-	2008	1/22/2013	-	11/1/2021
Machinery	4	—	6,577	69,225	1,991	—	6,577	71,216	77,793	13,105	1969	-	2021	7/31/2012	-	3/22/2023
Motor Vehicle Dealerships	91	—	317,912	574,325	1,976	—	317,912	576,301	894,213	136,618	1962	-	2023	11/29/2003	-	12/30/2025
Office Supplies	17	—	19,706	48,882	1,095	339	19,706	50,316	70,022	9,716	1978	-	2014	5/30/1997	-	1/23/2024
Oil & Gas	1	—	754	436	—	—	754	436	1,190	34	1993	-	1993	1/23/2024	-	1/23/2024
Other Manufacturing	45	—	69,439	431,192	3,442	240	69,439	434,874	504,313	46,547	1949	-	2024	1/22/2013	-	10/17/2025
Packaging	36	—	74,715	422,977	4,505	—	74,715	427,482	502,197	75,250	1956	-	2016	6/3/2011	-	9/29/2025
Paper	2	—	2,462	11,935	45	—	2,462	11,980	14,442	5,964	2002	-	2006	5/2/2011	-	12/21/2012

REALTY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
As of December 31, 2025
(dollars in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4 and 6)
Description	Number of Properties (Note 1)	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction			Date Acquired
Pet Supplies and Services	145	$—	$147,021	$439,900	$14,517	$239	$147,021	$454,656	$601,677	$88,508	1945	-	2023	12/22/1981	-	12/9/2024
Restaurants-Casual	871	—	707,310	1,524,232	5,576	1,318	707,310	1,531,126	2,238,436	360,164	1927	-	2025	8/1/1984	-	12/30/2025
Restaurants-Quick Service	2,042	—	1,019,821	2,060,268	2,855	174	1,019,821	2,063,297	3,083,118	473,399	1926	-	2025	12/9/1976	-	12/30/2025
Shoe Stores	7	—	7,546	44,688	349	215	7,546	45,252	52,798	17,057	1990	-	2025	3/26/1998	-	8/4/2025
Sporting Goods	70	—	172,542	437,490	7,431	178	172,542	445,099	617,641	94,012	1950	-	2020	10/17/2001	-	1/23/2024
Telecommunications	6	—	4,688	12,630	611	11	4,688	13,252	17,940	3,785	1990	-	2016	6/26/1998	-	1/23/2024
Theaters	97	—	262,870	763,413	11,765	—	262,870	775,178	1,038,048	336,842	1930	-	2018	7/27/2000	-	10/29/2025
Transportation Services	92	—	232,078	1,196,337	25,693	402	232,078	1,222,432	1,454,510	333,072	1967	-	2020	4/1/2003	-	12/31/2025
Warehousing and Storage	2	—	1,442	15,178	—	—	1,442	15,178	16,620	4,257	1979	-	2007	1/22/2013	-	11/1/2021
Wholesale Club	69	—	353,564	899,101	51	—	353,564	899,152	1,252,716	248,674	1985	-	2021	9/30/2011	-	1/27/2025
Other U.S.	33	—	65,880	177,863	9,811	—	65,880	187,674	253,554	20,302	1964	-	2021	8/18/1986	-	11/19/2024

Europe
Apparel	10	—	102,735	260,703	1,519	—	102,735	262,222	364,957	19,647	1850	-	2008	4/19/2021	-	11/21/2025
Automotive Parts	2	—	4,142	8,173	65	—	4,142	8,238	12,380	875	1980	-	1996	6/17/2022	-	9/28/2023
Automotive Tire Services	3	—	1,803	5,500	—	—	1,803	5,500	7,303	1,054	1974	-	1994	3/9/2021	-	3/9/2021
Consumer Electronics	7	—	82,298	125,557	1,683	—	82,298	127,240	209,538	6,090	1972	-	2006	3/4/2022	-	12/9/2025
Convenience Stores	3	—	13,537	6,947	—	—	13,537	6,947	20,484	1,064	1982	-	2021	12/21/2021	-	9/20/2023
Diversified Industrial	5	—	31,168	61,076	992	—	31,168	62,068	93,236	6,010	1980	-	2020	7/22/2021	-	3/30/2023
Drug Stores	1	—	—	—	—	—	—	—	—	—	1990	-	1990	1/31/2023	-	1/31/2023
Energy	1	—	10,101	11,279	—	—	10,101	11,279	21,380	1,278	2020	-	2020	1/13/2022	-	1/13/2022
Entertainment	1	—	24,051	37,911	384	—	24,051	38,295	62,346	6,015	1993	-	1993	1/13/2022	-	1/13/2022
Financial Services	1	—	137,225	24,836	4,372	—	137,225	29,208	166,433	853	1934	-	1934	11/12/2024	-	11/12/2024
Food Processing	7	—	35,372	95,970	4,952	—	35,372	100,922	136,294	10,832	1950	-	2021	11/30/2021	-	2/23/2023
General Merchandise	31	—	281,544	384,949	12,017	—	281,544	396,966	678,510	36,291	1980	-	2021	8/25/2021	-	9/26/2025
Grocery	249	—	2,034,832	3,346,349	12,108	—	2,034,832	3,358,457	5,393,289	419,186	1800	-	2025	5/23/2019	-	12/22/2025
Health and Fitness	3	—	44,940	57,013	1,626	—	44,940	58,639	103,579	5,040	1997	-	2020	3/24/2022	-	3/28/2025
Health Care	6	—	28,694	55,306	30	—	28,694	55,336	84,030	7,586	1969	-	2006	3/23/2020	-	9/7/2022
Home Furnishings	21	—	187,000	334,556	6,156	—	187,000	340,712	527,712	31,996	1980	-	2019	4/9/2021	-	3/25/2025
Home Improvement	107	—	945,448	1,361,460	5,469	—	945,448	1,366,929	2,312,377	148,804	1890	-	2024	7/31/2020	-	12/10/2025
Machinery	1	—	16,460	19,227	—	—	16,460	19,227	35,687	272	1991	-	1991	7/3/2025	-	7/3/2025
Motor Vehicle Dealerships	3	—	17,299	29,733	—	—	17,299	29,733	47,032	4,363	1990	-	2005	2/11/2022	-	9/27/2022
Other Manufacturing	5	—	62,956	296,505	5	—	62,956	296,510	359,466	7,169	1912	-	2024	4/6/2022	-	4/24/2025
Restaurants-Quick Service	30	—	20,135	46,837	105	—	20,135	46,942	67,077	2,748	1990	-	2023	3/17/2021	-	12/16/2024
Sporting Goods	89	—	262,730	513,309	6,352	—	262,730	519,661	782,391	49,384	1950	-	2021	8/5/2022	-	3/25/2025
Theaters	2	—	20,354	43,246	547	—	20,354	43,793	64,147	1,893	1990	-	2011	12/18/2019	-	11/27/2024
Transportation Services	9	—	151,957	440,927	35,170	—	151,957	476,097	628,054	5,251	1970	-	2025	1/6/2022	-	12/12/2025
Warehousing and Storage	2	—	67,311	92,410	484	—	67,311	92,894	160,205	7,905	2002	-	2025	3/11/2021	-	4/27/2023
Wholesale Club	8	—	60,252	108,900	—	—	60,252	108,900	169,152	13,529	1966	-	2002	10/28/2022	-	2/9/2024
Other Europe	7	—	127,376	—	38,826	—	127,376	38,826	166,202	—	—	-	—	9/29/2023	-	11/4/2025
	15,512	$37,894	$18,430,717	$43,340,206	$523,956	$7,203	$18,430,717	$43,871,365	$62,302,082	$8,796,740

REALTY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
As of December 31, 2025
(dollars in thousands)

Note 1.
Realty Income Corporation owns or holds interests in 14,717 single-tenant properties in the U.S., our corporate headquarters property in San Diego, California, 230 single-tenant properties in the U.K., and 218 single-tenant properties elsewhere in Europe. Crest Net Lease, Inc. owns two single-tenant properties in the U.S.

Realty Income Corporation also owns or holds interests in 174 multi-tenant properties in the U.S., 140 multi-tenant properties in the U.K., and 30 multi-tenant properties elsewhere in Europe.

Note 2.	Includes mortgages payable secured by 14 properties and excludes unamortized net discounts and deferred financing costs of $0.1 million.

Note 3.	The aggregate cost for federal income tax purposes for Realty Income Corporation is $71.0 billion and for Crest Net Lease, Inc. is $11.6 million.

Note 4.	The following is a reconciliation of total real estate carrying value for the years ended December 31 (in thousands):	2025	2024	2023

	Balance at beginning of period	$58,401,234	$49,642,486	$42,689,699

	Additions during period:
	Acquisitions and development	4,540,633	3,200,339	7,239,885
	Merger additions (1)	—	6,838,500	—
	Less amounts allocated to acquired lease intangible assets and liabilities	(409,478)	(253,904)	(484,096)
	Improvements	130,102	122,887	54,904
	Other (leasing costs and building adjustments) (2)	—	46,484	49,504
	Total additions	4,261,257	9,954,306	6,860,197

	Deductions during period:
	Cost of real estate sold	697,937	658,645	125,166
	Cost of equipment sold	1,391	24	11
	Releasing costs	—	—	—
	Other (3)	509,582	275,324	111,851
	Total deductions	1,208,910	933,993	237,028

	Foreign currency translation	848,501	(261,565)	329,618
	Balance at end of period	$62,302,082	$58,401,234	$49,642,486

	(1) Represents acquired assets from the Merger. For further information, see note 2, Merger with Spirit Realty Capital, Inc., to our consolidated financial statements.

(2) The year ended December 31, 2024 includes contributions of $46.5 million RI LP Op Units. The year ended December 31, 2023 includes contributions to joint ventures of $38.4 million and reclassification of $11.3 million right of use assets under finance leases.

(3) The year ended December 31, 2025 includes $6.7 million for building razed and $502.9 million of impairment (inclusive of $68.9 million included in accumulated depreciation activity below). The year ended December 31, 2024 includes $7.7 million for building razed and $267.6 million of impairment. The year ended December 31, 2023 includes $14.0 million for building razed and $97.5 million of impairment.

REALTY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
As of December 31, 2025
(dollars in thousands)

Note 5.	The following is a reconciliation of accumulated depreciation for the years ended (in thousands):	2025	2024	2023

	Balance at Beginning of Period	$7,396,924	$6,096,736	$4,908,658

	Additions During Period - Provision for Depreciation	1,623,713	1,508,492	1,233,709

	Deductions During Period:
	Accumulated depreciation of real estate and equipment sold or disposed of	265,879	197,932	57,609

	Foreign Currency Translation	41,982	(10,372)	11,978

	Balance at Close of Period	$8,796,740	$7,396,924	$6,096,736

	Please see note 1, Summary of Significant Accounting Policies, to our consolidated financial statements for information regarding lives used for depreciation and amortization.

Note 6.	In 2025, provisions for impairment were recorded on 395 Realty Income properties.
	In 2024, provisions for impairment were recorded on 237 Realty Income properties.
	In 2023, provisions for impairment were recorded on 112 Realty Income properties.

	See report of independent registered public accounting firm.

F-4