Form 10-Q
period 2026-03-31
REALTY INCOME CORP
filed 2026-05-07
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of April 30, 2026, there were 932,492,530 shares of common stock outstanding.

REALTY INCOME CORPORATION
Index to Form 10-Q
March 31, 2026

PART I.                             FINANCIAL INFORMATION
Item 1:          Financial Statements
REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts) (unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Real estate held for investment, at cost:
Land	$18,628,769	$18,368,029
Buildings and improvements	44,464,843	43,824,410
Total real estate held for investment, at cost	63,093,612	62,192,439
Less accumulated depreciation and amortization	(9,092,291)	(8,778,536)
Real estate held for investment, net	54,001,321	53,413,903
Real estate and lease intangibles held for sale, net	139,939	91,784
Cash and cash equivalents	373,543	434,842
Accounts receivable, net	1,117,143	1,053,487
Lease intangible assets, net	5,648,504	5,717,241
Goodwill	4,932,199	4,932,199
Investment in unconsolidated entities	1,320,826	1,256,456
Other assets, net	7,021,229	5,895,700
Total assets	$74,554,704	$72,795,612
LIABILITIES AND EQUITY
Distributions payable	$254,736	$255,171
Accounts payable and accrued expenses	953,204	1,060,969
Lease intangible liabilities, net	1,478,512	1,493,958
Other liabilities	1,003,644	1,066,809
Revolving credit facilities and commercial paper	2,309,059	2,023,414
Term loans, net	2,370,548	1,701,615
Mortgages payable, net	37,420	37,761
Notes payable, net	24,911,912	25,031,947
Total liabilities	$33,319,035	$32,671,644
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 1,300,000 shares authorized, 932,474 and 933,975 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	$49,984,064	$49,861,660
Distributions in excess of net income	(10,973,813)	(10,527,984)
Accumulated other comprehensive income	137,234	105,019
Total stockholders’ equity	$39,147,485	$39,438,695
Noncontrolling interests	2,088,184	685,273
Total equity	$41,235,669	$40,123,968
Total liabilities and equity	$74,554,704	$72,795,612
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three months ended March 31,
	2026	2025
REVENUE
Rental (including reimbursements)	$1,440,817	$1,313,057
Interest income on financing receivables	32,130	32,635
Interest and dividend income on loans and preferred equity investments	70,110	34,736
Other	5,670	77
Total revenue	1,548,727	1,380,505
EXPENSES
Depreciation and amortization	630,275	608,935
Interest	291,940	268,374
Property (including reimbursements)	116,843	106,681
General and administrative	58,885	44,044
Provisions for impairment	129,268	116,589
Merger, transaction, and other costs, net	10,787	279
Total expenses	1,237,998	1,144,902
Gain on sales of real estate	35,642	22,537
Foreign currency and derivative loss, net	(17,020)	(2,545)
Equity in earnings of unconsolidated entities	2,669	4,357
Other income, net	15,110	7,167
Income before income taxes	347,130	267,119
Income taxes	(26,195)	(15,657)
Net income	320,935	251,462
Net income attributable to noncontrolling interests	(9,169)	(1,647)
Net income available to common stockholders	$311,766	$249,815
Amounts available to common stockholders per common share:
Net income, basic and diluted	$0.33	$0.28
Weighted average common shares outstanding:
Basic	931,977	891,666
Diluted	934,446	892,351

Net income available to common stockholders	$311,766	$249,815
Other comprehensive income:
Foreign currency translation adjustment	(16,117)	45,215
Unrealized gain (loss) on derivatives, net	48,332	(10,625)
Total other comprehensive income	$32,215	$34,590
Comprehensive income available to common stockholders	$343,981	$284,405
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)
Three months ended March 31, 2026 and 2025

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income	Total stockholders’ equity	Non-controlling interests	Total equity
Balance, December 31, 2025	933,975	$49,861,660	$(10,527,984)	$105,019	$39,438,695	$685,273	$40,123,968
Net income	—	—	311,766	—	311,766	9,169	320,935
Other comprehensive income	—	—	—	32,215	32,215	—	32,215
Distributions paid and payable	—	—	(757,595)	—	(757,595)	(10,952)	(768,547)
Share issuances, net of costs	50	3,201	—	—	3,201	—	3,201
Share repurchases	(1,761)	(101,909)	—	—	(101,909)	—	(101,909)
Contributions by noncontrolling interests, net of costs	—	(20,573)	—	—	(20,573)	1,647,374	1,626,801
Reallocation of equity	—	242,680	—	—	242,680	(242,680)	—
Share-based compensation, net	210	(995)	—	—	(995)	—	(995)
Balance, March 31, 2026	932,474	$49,984,064	$(10,973,813)	$137,234	$39,147,485	$2,088,184	$41,235,669

Balance, December 31, 2024	891,511	$47,451,068	$(8,648,559)	$38,229	$38,840,738	$210,948	$39,051,686
Net income	—	—	249,815	—	249,815	1,647	251,462
Other comprehensive income	—	—	—	34,590	34,590	—	34,590
Distributions paid and payable	—	—	(718,341)	—	(718,341)	(3,011)	(721,352)
Share issuances, net of costs	11,288	627,900	—	—	627,900	—	627,900
Contributions by noncontrolling interests, net of costs	—	—	—	—	—	1,342	1,342
Share-based compensation, net	263	(3,441)	—	—	(3,441)	—	(3,441)
Balance, March 31, 2025	903,062	$48,075,527	$(9,117,085)	$72,819	$39,031,261	$210,926	$39,242,187
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$320,935	$251,462
Adjustments to net income:
Depreciation and amortization	630,275	608,935
Amortization of share-based compensation	11,383	5,899
Non-cash revenue adjustments	(25,630)	(28,486)
Amortization of net discounts on mortgages payable	74	65
Amortization of net discounts on notes payable	6,246	652
Amortization of deferred financing costs	8,823	5,920
Foreign currency and unrealized derivative gain, net	(21,192)	(273)
Non-cash interest rate swaps	(474)	1,829
Gain on sales of real estate	(35,642)	(22,537)
Equity in earnings of unconsolidated entities	(2,669)	(4,357)
Distributions on common equity from unconsolidated entities	5,992	5,756
Provisions for impairment	129,268	116,589
Deferred income tax expense (benefit)	1,437	(104)
Change in assets and liabilities
Accounts receivable and other assets	(114,375)	(95,360)
Accounts payable, accrued expenses and other liabilities	(39,949)	(58,474)
Net cash provided by operating activities	874,502	787,516
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(1,649,093)	(1,184,086)
Improvements to real estate, including leasing costs	(26,314)	(22,900)
Investment in unconsolidated entities	(67,016)	(5,283)
Investment in loans and preferred equity	(1,031,414)	(200,872)
Proceeds from sales of real estate	187,979	92,573
Proceeds from note receivable	8,713	7,022
Insurance proceeds received	466	15
Non-refundable escrow deposits	(2,185)	(100)
Net cash used in investing activities	(2,578,864)	(1,313,631)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(758,032)	(711,824)
Borrowings on revolving credit facilities and commercial paper programs	19,796,468	5,594,638
Payments on revolving credit facilities and commercial paper programs	(19,483,654)	(5,084,178)
Proceeds from term loan	693,900	—
Proceeds from notes payable issued	862,500	—
Principal payment on notes payable	(825,000)	—
Principal payments on mortgages payable	(430)	(39,520)
Repurchases of common stock	(101,909)	—
Proceeds from common stock offerings, net	(218)	624,795
Proceeds from dividend reinvestment and stock purchase plan	3,141	3,105
Distributions to noncontrolling interests	(10,951)	(2,999)
Contributions from noncontrolling interests, net of costs	1,570,160	—
Debt issuance costs	(22,241)	—
Other financing activities, net	(12,154)	(9,459)
Net cash provided by financing activities	1,711,580	374,558
Effect of exchange rate changes on cash and cash equivalents	(3,931)	6,737
Net increase (decrease) in cash, cash equivalents and restricted cash	3,287	(144,820)
Cash, cash equivalents and restricted cash, beginning of period	520,756	495,505
Cash, cash equivalents and restricted cash, end of period	$524,043	$350,685
For supplemental disclosures, see note 16, Supplemental Disclosures of Cash Flow Information.
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (unaudited)
1.    Summary of Significant Accounting Policies
Realty Income Corporation (“Realty Income,” the “Company,” “we,” “our” or “us”), a Maryland corporation, is an S&P 500 company and real estate partner to the world's leading companies®. The Company was founded in 1969 and our shares of common stock trade on the New York Stock Exchange ("NYSE") under the symbol “O”.
As of March 31, 2026, we owned or held interests in a diversified portfolio of 15,571 properties located in all 50 states of the United States ("U.S."), the United Kingdom ("U.K."), and eight other countries in Europe.
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
We and certain of our consolidated subsidiaries have intercompany and third-party debt that is not denominated in our functional currency. When the debt is remeasured to the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in 'Foreign currency and derivative loss, net' in our consolidated statements of income and comprehensive income. In the statement of cash flows, cash flows denominated in foreign currencies are translated using the exchange rates in effect at the time of the respective cash flows or at average exchange rates for the period, depending on the nature of the cash flow items.
In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present a fair statement of results for the interim periods presented have been included. Operating results for the three months ended March 31, 2026 are not necessarily an indication of the results that may be expected for the entire year. Readers of this quarterly report should refer to our audited consolidated financial statements for the year ended December 31, 2025, which are included in our 2025 annual report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.
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

As of March 31, 2026, we are considered the primary beneficiary of our U.S. Core Plus Fund (the "Fund"), our strategic partnership in joint venture with Apollo Global Management, Inc. ("Apollo"), Realty Income, L.P. and certain investments, including investments in joint ventures. Below is a summary of selected financial data of such consolidated VIEs, included on our consolidated balance sheets as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Net real estate	$6,755,640	$4,831,968
Total assets	$7,772,142	$5,579,888
Total liabilities	$395,944	$422,092
The portion of a consolidated entity not owned by us is recorded as a noncontrolling interest. Noncontrolling interests are reflected on our consolidated balance sheets as a component of equity. Noncontrolling interests that were created or assumed as part of a business combination or asset acquisition were recognized at fair value as of the date of the transaction. For further details, see note 9, Noncontrolling Interests.
Reclassification. The 'Other revenue' line item from prior periods has been broken out into the following line items: 'Interest income on financing receivables', 'Interest and dividend income on loans and preferred equity investments, and 'Other' to provide further detail on amounts included as 'Other' in our consolidated statements of income and comprehensive income. Prior periods have been reclassified to conform with the current period’s presentation.
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
Net Income per Common Share. Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income per common share is computed by dividing net income available to common stockholders, plus income attributable to dilutive shares and convertible common units for the period, by the weighted average number of common shares that would have been outstanding assuming the issuance of common shares for all dilutive common shares outstanding during the reporting period, including common shares required to satisfy the exchange obligation for convertible notes under the if-converted method, assuming all such convertible notes were converted at the beginning of the reporting period, or date of issuance, if later. The average closing price of our common stock for the reporting period is used as the basis for determining the dilutive effect on earnings per share. For further details, see note 15, Net Income per Common Share.
Income Taxes. We have elected to be taxed as a real estate investment trust ("REIT"), under Section 856 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income. Assuming our dividends equal or exceed our taxable net income in the U.S., we generally will not be required to pay U.S. income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of our taxable REIT subsidiaries ("TRS"). A TRS is a subsidiary of a REIT that is subject to federal, state and local income taxes, as applicable. Our use of TRS entities enables us to engage in certain business activities while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. We are liable for taxes in our applicable international territories and have made the appropriate provisions in those territories. Therefore, the income taxes recorded in our consolidated statements of income and comprehensive income represent amounts for U.S. income taxes on our TRS entities, city and state income and franchise taxes, as well as income taxes for the applicable international territories.
We recognize deferred income tax in our taxable subsidiaries, including certain international jurisdictions. Deferred income tax assets and liabilities are generally the result of temporary differences between book and tax accounting, such as timing differences caused by different useful lives used for depreciation. We provide for a valuation allowance for deferred income tax assets if we believe some or all of the deferred income tax assets may not be realized. We had $5.7 million and $4.3 million of net deferred tax liabilities as of March 31, 2026 and December 31, 2025, respectively, which are reported in 'Other liabilities' on our consolidated balance sheets.

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
Lease Revenue Recognition and Accounts Receivable. The majority of our leases are accounted for as operating leases. Under this method, leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. Any rental revenue contingent upon our client’s sales, or percentage rent, is recognized only after our client exceeds its sales breakpoint. Rental increases based upon changes in the consumer price indices are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements. Lease termination fees, which are included in rental revenue, are amortized over the remaining term of the lease until we have no continuing obligation to provide services to such former client. Contractually obligated rental revenue from our clients for recoverable real estate taxes and operating expenses are included in contractually obligated reimbursements by our clients, a component of rental revenue, in the period when such costs are incurred. Taxes and operating expenses paid directly by our clients are recorded on a net basis.
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
In addition to the client-specific collectability assessment conducted, we may also recognize a general allowance, as a reduction to rental revenue, for our operating lease receivables which are not expected to be fully collectible. We had $5.3 million and $5.1 million of general allowance as of March 31, 2026 and December 31, 2025, respectively.
Loans Receivable. Our acquired loans are classified as held for investment and are carried at their amortized cost basis. We recognize interest income on loans receivable using a method that approximates the effective-interest method. Direct costs associated with originating loans, along with any premium or discount, are deferred and amortized as an adjustment to interest income over the term of the loan using the effective interest method. When management identifies that the full recovery of the contractually specified payments of principal and interest of a loan is less than probable, we evaluate the expected loss amount and place it on non-accrual status. We have made an accounting policy election to record accrued interest on our loan portfolio separate from our loan receivable and other lending investments. These loans and the related interest receivable are presented in 'Other assets, net' on our consolidated balance sheets.
Acquisition, Development and Construction ("ADC") Arrangements. We originate loans to third-party borrowers for the acquisition, development, and construction of real estate. Each ADC arrangement is evaluated in accordance with ASC 310, Receivables, which involves the determination of whether an arrangement should be accounted for as a loan receivable or as an equity method investment. This analysis is applied only where the borrower entity is not subject to consolidation under ASC 810, Consolidation. Specifically, we first assess whether we are expected to receive more than 50% of the expected residual profits from the project, defined as profit above a reasonable lender return from the sale, refinancing, or other use of the property. If our expected participation in residual profits exceeds 50%, the arrangement must be accounted for as an equity method investment. If our expected participation is 50% or less, we further evaluate whether the arrangement exhibits characteristics more consistent with a loan or an equity method investment. This evaluation involves judgment and considers various factors, including the significance of borrower equity in the project, loan-to-cost and loan-to-value metrics relative to market, the existence of guarantees or binding lease arrangements, and interest rate and fee terms relative to market, among others. We reassess the classification of each ADC arrangement if facts and circumstances subsequently change in a manner that could affect the initial classification. Any reclassification is applied prospectively. As of March 31, 2026, we have determined that all of our ADC loan arrangements have characteristics more consistent with a loan than an equity method investment, and accordingly account for them as loan receivables.
Financing Receivables. For properties we acquire that qualify as sale-leaseback transactions and for which the purchase price is in excess of the fair value of the real estate acquired, the difference is accounted for as financing receivables, presented within 'Other assets, net' on our consolidated balance sheets. Rent payments are allocated between rental income and the financing receivable. Interest income on the financing receivable is recognized using the interest rate implicit in the leaseback and presented within 'Interest income on financing receivables revenue' in our consolidated statements of income and comprehensive income.
Allowance for Credit Losses. The allowance for credit losses, which is recorded as a reduction to loans receivable and financing receivable within 'Other assets, net' on our consolidated balance sheets, is measured using a probability of default method based on our clients respective credit ratings, our historical experience, and the expected value of the underlying collateral upon its repossession. If we determine a financing receivable no longer shares risk characteristics with other financing receivables in the pool, we evaluate the financing receivable for expected credit losses on an individual basis. Included in our model are factors that incorporate forward-looking information. The measurement of expected credit losses is also applicable to off-balance sheet credit exposures such as unfunded loan commitments. The allowance for credit losses attributed to unfunded commitments is included in 'Other liabilities' on our consolidated balance sheets. Changes in our allowance for credit losses are presented in 'Provisions for impairment' in our consolidated statements of income and comprehensive income. For further details, see note 5, Investments in Loans and Financing Receivables.
Merger, Transaction, and Other Costs, Net. Merger, transaction, and other costs, net, includes (i) expensed acquisition costs, including certain costs incurred for credit investment loans, (ii) organization costs for potential strategic ventures and business lines, (iii) ongoing legal services incurred in fundraising of the Fund, (iv) merger-related transaction costs, and (v) other costs that do not align with the ongoing operations of our business. During the three months ended March 31, 2026, we incurred $10.8 million of merger, transaction, and other costs, net consisting primarily of expensed acquisition costs and placement fees incurred in fundraising for the Fund.
Equity Offering Costs. Underwriting commissions and offering costs have been reflected as a reduction of additional paid-in capital on our consolidated balance sheets. Costs incurred in connection with the issuance of noncontrolling interests, including direct and incremental costs associated with forming joint ventures and admitting third-party investors, are capitalized as equity offering costs. Costs that are not directly attributable to the issuance of equity, such as fees associated with ongoing advisory, management, or other services, are expensed as incurred.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, requiring all public business entities to provide additional disclosure of the nature of expenses included in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, on a prospective basis, with early adoption permitted. While the adoption is not expected to have an impact on our financial statements, it is expected to result in incremental disclosures within the footnotes to our consolidated financial statements.

2.    Supplemental Detail for Certain Components of Consolidated Balance Sheets (in thousands):

A.	Accounts receivable, net, consist of the following at:	March 31, 2026	December 31, 2025
	Straight-line rent receivables, net	$918,236	$880,341
	Client receivables, net	198,907	173,146
		$1,117,143	$1,053,487

B.	Lease intangible assets, net, consist of the following at:	March 31, 2026	December 31, 2025
	In-place leases	$7,740,659	$7,627,840
	Above-market leases	2,263,966	2,251,857
	Accumulated amortization of in-place leases	(3,368,009)	(3,220,426)
	Accumulated amortization of above-market leases	(990,236)	(944,198)
	Other items	2,124	2,168
		$5,648,504	$5,717,241

C.	Other assets, net, consist of the following at:	March 31, 2026	December 31, 2025
	Loans receivable, net	$2,672,184	$1,682,117
	Financing receivables, net	1,544,128	1,574,574
	Right of use asset - financing leases, net	808,043	827,644
	Investment in preferred equity	803,947	800,472
	Right of use asset - operating leases, net	589,433	592,319
	Restricted escrow deposits	146,818	83,200
	Prepaid expenses	101,187	76,207
	Value-added tax receivable	97,659	75,005
	Derivative assets and receivables - at fair value	67,139	8,018
	Interest receivable	45,249	33,805
	Revolving credit facilities origination costs, net	22,400	25,246
	Corporate assets, net	15,045	15,159
	Investment in sales type lease	6,224	6,206
	Impounds related to mortgages payable	3,682	2,714
	Non-refundable escrow deposits	2,185	3,150
	Other items	95,906	89,864
		$7,021,229	$5,895,700

D.	Accounts payable and accrued expenses consist of the following at:	March 31, 2026	December 31, 2025
	Notes payable - interest payable	$306,729	$303,557
	Derivative liabilities and payables - at fair value	131,834	205,695
	Property taxes payable	88,129	92,246
	Value-added tax payable	82,660	76,009
	Accrued property expenses	78,035	69,258
	Accrued income taxes	74,887	120,228
	Accrued costs on properties under development	38,215	36,064
	Mortgages, term loans, and credit line - interest payable	4,102	2,699
	Other items	148,613	155,213
		$953,204	$1,060,969

E.	Lease intangible liabilities, net, consist of the following at:	March 31, 2026	December 31, 2025
	Below-market leases	$2,151,816	$2,135,262
	Accumulated amortization of below-market leases	(673,304)	(641,304)
		$1,478,512	$1,493,958

F.	Other liabilities consist of the following at:	March 31, 2026	December 31, 2025
	Lease liability - operating leases	$423,553	$429,675
	Rent received in advance and other deferred revenue	381,093	460,968
	Lease liability - financing leases	121,561	121,434
	Security deposits	38,725	39,036
	Other items	38,712	15,696
		$1,003,644	$1,066,809
3.    Investments in Real Estate
A.    Acquisitions of Real Estate
Below is a summary of our acquisitions for the three months ended March 31, 2026 (unaudited):

	Number of Properties	Investment ($ in millions)	Weighted Average Lease Term (Years)
Acquisitions
U.S. real estate	109	$578.1	10.1
Europe real estate	43	1,001.9	7.6
Total real estate acquisitions	152	$1,580.0	8.5
Real estate properties under development
U.S. real estate	20	$31.0	17.5
Europe real estate	17	58.0	12.1
Total real estate properties under development	37	$89.0	14.1
Total (1)	189	$1,669.0	8.8
(1)Our clients occupying the new properties are 66.7% retail, 33.1% industrial, and 0.2% other property types based on net operating income. Approximately 45% of the net operating income generated from acquisitions during the three months ended March 31, 2026 was from investment grade rated clients, their subsidiaries, or affiliated companies at the date of acquisition.
The aggregate purchase price, including properties acquired through takeout financing and reported in properties under development in the table above, was allocated as follows (in millions):

	Acquisitions - USD	Acquisitions - Sterling	Acquisitions - Euro
Land	$128.8	£106.5	€140.6
Buildings and improvements	373.5	191.7	313.0
Lease intangible assets (1)	83.8	47.0	62.3
Other assets (2)	2.4	—	—
Lease intangible liabilities (3)	(9.5)	(7.5)	(19.7)
Other liabilities (4)	(0.8)	—	—
Total	$578.2	£337.7	€496.2
(1)The weighted average amortization period for acquired lease intangible assets is 9.8 years.
(2)USD-denominated other assets consists entirely of $2.4 million of financing receivables allocated to sales-leaseback transactions.
(3)The weighted average amortization period for acquired lease intangible liabilities is 13.8 years.
(4)USD-denominated other liabilities consists entirely of $0.8 million deferred rent on certain below-market leases.
The aggregate Sterling-denominated purchase price of the assets acquired during the three months ended March 31, 2026 included $15.2 million contingent consideration obligations related to leasing activities for four U.K. retail park properties acquired, all of which was deemed estimable and probable of payment and therefore was accrued as of March 31, 2026.

The properties acquired during the three months ended March 31, 2026 generated total revenue and net income of $5.4 million and $1.5 million, respectively.
B.    Investments in Existing Properties
During the three months ended March 31, 2026, we capitalized costs of $22.7 million on existing properties in our portfolio, consisting of $19.8 million for building improvements, $2.8 million for re-leasing costs, and $0.1 million for recurring capital expenditures. In comparison, during the three months ended March 31, 2025, we capitalized costs of $30.7 million on existing properties in our portfolio, consisting of $29.8 million for building improvements, $0.9 million for re-leasing costs, and less than $0.1 million for recurring capital expenditures.
C.    Properties with Existing Leases
The value of the in-place and above-market leases is recorded to 'Lease intangible assets, net' on our consolidated balance sheets, and the value of the below-market leases is recorded to 'Lease intangible liabilities, net' on our consolidated balance sheets.
The values of the in-place leases are amortized as depreciation and amortization expense. The amounts amortized to expense for all of our in-place leases for the three months ended March 31, 2026 and 2025 were $204.3 million and $213.2 million, respectively.
The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue in our consolidated statements of income and comprehensive income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the three months ended March 31, 2026 and 2025 were $6.1 million and $9.7 million, respectively.
The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles as of March 31, 2026 (in thousands):

	Net increase (decrease) to rental revenue	Increase to amortization expense
2026	$(31,831)	$569,530
2027	(40,527)	657,519
2028	(31,297)	558,446
2029	(27,393)	481,356
2030	(15,224)	402,048
Thereafter	351,054	1,703,751
Total	$204,782	$4,372,650
D.    Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Three months ended March 31,
	2026	2025
Number of properties	97	55
Net sales proceeds	$188.0	$92.6
Gain on sales of real estate	$35.6	$22.5

4.    Investments in Unconsolidated Entities
The following is a summary of our investments in unconsolidated entities for the periods indicated below (dollars in thousands):

	Ownership %	Number of Properties	Carrying Amount (1) of Investment as of		Equity in earnings of unconsolidated entities
					Three months ended March 31,
	As of March 31, 2026		March 31, 2026	December 31, 2025	2026	2025
Data Center Joint Venture (2)	80.0%	2	$334,266	$293,073	$1,976	$3,674
Bellagio Las Vegas Joint Venture - Common Equity Interest (3)	21.9%	1	248,328	253,625	695	683
Bellagio Las Vegas Joint Venture - Preferred Equity Interest (3)	n/a	n/a	650,000	650,000	—	—
Passport Park Joint Venture (4)	95.0%	3	88,232	59,758	(2)	—
Total investment in unconsolidated entities			$1,320,826	$1,256,456	$2,669	$4,357
(1)As of March 31, 2026, the total carrying amount of the investments exceeded the underlying equity in net assets (i.e., basis difference) by $9.3 million. This basis difference is primarily due to the capitalized interest related to the data center and Passport Park development joint ventures.
(2)The joint venture with Digital Realty Trust, Inc. is expanding the capacity of its two data centers for the existing client, and our pro-rata share of the estimated costs for this second phase of the development was $190.4 million as of March 31, 2026.
(3)During each of the three months ended March 31, 2026 and 2025, we recognized interest income of $13.0 million for 8.1% preferential cumulative distributions, included within 'Other' revenue in our consolidated statements of income and comprehensive income. The unconsolidated entity had total debt outstanding of $3.0 billion as of March 31, 2026, all of which was non-recourse to us with limited customary exceptions.
(4)As of March 31, 2026, we held a 95.0% common equity interest in the joint venture with Trammell Crow Company ("TCC"), with $58.2 million in preferred equity. We have committed to investing an additional $77.7 million for development of three industrial facilities. We have determined that we are not the primary beneficiary of this VIE because significant activities affecting economic performance are shared. TCC is the managing member, and we do not have substantive kick-out rights. We will continuously evaluate whether we are the primary beneficiary as power to direct significant activities can change during the joint venture's life. Our maximum loss exposure is limited to our common and preferred equity investments and committed funding.

5.    Investments in Loans and Financing Receivables
A.    Loans
The following table presents information about our loans as of March 31, 2026 and December 31, 2025 (dollars in millions):

	March 31, 2026
Loan Type	Principal Balance	Total Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Term (Years) (3)	Weighted Average Interest Rate (4)
Secured Loans	$1,602.9	$1,554.1	$72.3	4.3	8.5%
Construction Loans	87.5	88.7	177.1	1.6	8.3
Mortgage Loans	256.8	256.9	109.2	4.9	7.6
Unsecured and Mezzanine Loans	783.2	772.5	31.5	3.0	8.6
Total	$2,730.4	$2,672.2	$390.1	3.9	8.4%

	December 31, 2025
Loan Type	Principal Balance	Total Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Term (Years) (3)	Weighted Average Interest Rate (4)
Secured Loans	$1,250.4	$1,214.1	$—	4.6	8.8%
Mortgage Loans	256.2	256.2	34.0	5.1	7.6
Unsecured and Mezzanine Loans	214.7	211.8	—	2.9	10.3
Total	$1,721.3	$1,682.1	$34.0	4.5	8.8%
(1)Total carrying value includes unamortized loan origination costs and allowances for credit losses. Total carrying amount excludes interest receivable of $40.3 million and $27.8 million as of March 31, 2026 and December 31, 2025, respectively, which is presented in 'Other assets, net' on our consolidated balance sheets.
(2)Our future funding commitments are subject to our borrowers’ compliance with the financial covenants and other applicable provisions of each respective loan agreement.
(3)Based on original contractual maturity date assuming no extension options are exercised.
(4)The weighted average interest rate is based on outstanding principal balances and interest rates in place as of March 31, 2026 and December 31, 2025.

The following table summarizes the activity within loans receivable, net for the three months ended March 31, 2026 (in millions):

Loans receivable, net as of December 31, 2025	$1,682.1
Principal fundings	1,031.5
Interest drawn on loans	4.0
Accretion of original issue cost	0.4
Change in allowance for credit losses	(18.7)
Foreign currency remeasurement	(27.1)
Loans receivable, net as of March 31, 2026	$2,672.2
B.    Financing Receivables
The following table presents information about our investments in sale-leaseback transactions accounted for as financing receivables in accordance with ASC 842, Leases, as of March 31, 2026 and December 31, 2025 (dollars in millions):

		Carrying Value as of
	Maturity	March 31, 2026	December 31, 2025
Financing receivables, net	2026 - 2050	$1,544.1	$1,574.6
Total		$1,544.1	$1,574.6

C.    Allowance for Credit Losses
The following table summarizes the activity within the allowance for credit losses related to loans and financing receivable for the three months ended March 31, 2026 and March 31, 2025 (in millions):

Three months ended March 31, 2026	Loans Receivable	Financing Receivable	Unfunded Loan Commitments	Total
Allowance for credit losses as of December 31, 2025	$30.5	$78.4	$—	$108.9
Provisions for credit losses (1)	19.2	17.0	2.9	39.1
Write-offs (2)	—	(69.9)	—	(69.9)
Foreign currency remeasurement	(0.5)	—	—	(0.5)
Allowance for credit losses as of March 31, 2026	$49.2	$25.5	$2.9	$77.6

Three Months Ended March 31, 2025	Loans Receivable	Financing Receivable	Unfunded Loan Commitments	Total
Allowance for credit losses as of December 31, 2024	$12.3	$99.2	$—	$111.5
Provisions for credit losses	1.5	17.7	—	19.2
Foreign currency remeasurement	0.3	—	—	0.3
Allowance for credit losses as of March 31, 2025	$14.1	$116.9	$—	$131.0
(1) For the three months ended March 31, 2026, the provisions for credit losses on loans receivable were primarily attributable to initial expected credit losses on loans acquired during the three months ended March 31, 2026.
(2) For the three months ended March 31, 2026, write-offs were related to fully reserved financing receivables written off during the period.
6.    Credit Facilities and Commercial Paper Programs
A.    RI Credit Facilities
We have $4.0 billion unsecured multicurrency revolving credit facilities, which include (a) a $2.0 billion unsecured multicurrency revolving credit facility, consisting of two tranches, that will mature in April 2027 and (b) a $2.0 billion unsecured multicurrency revolving credit facility, consisting of two tranches, that will mature in April 2029 (collectively, the “RI Credit Facilities”). The RI Credit Facilities also include two six-month extensions for each facility, which can be exercised at our option.
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
Under the RI Credit Facilities, our investment grade credit ratings as of March 31, 2026 provide for (i) USD borrowings at the Secured Overnight Financing Rate (“SOFR”) plus 0.725% and (ii) British Pound Sterling ("GBP") borrowings at the SONIA plus 0.725%, and (iii) Euro ("EUR") borrowings at Euro Interbank Offered Rate (“EURIBOR”) plus 0.725%. A revolving credit facility commitment fee of 0.125% is payable on the total commitment amount. The credit agreement also provides flexibility to elect different interest rate tenors or daily rate options for each currency tranche.
As of March 31, 2026, we had a borrowing capacity of $2.2 billion available on our RI Credit Facilities (subject to customary conditions to borrowing) and an outstanding balance of $1.8 billion, including £606.5 million GBP and €841.0 million EUR borrowings. As of December 31, 2025, we had a borrowing capacity of $2.7 billion and an outstanding balance of $1.3 billion, including £597.0 million GBP and €444.0 million EUR borrowings.
The weighted average interest rate on outstanding borrowings under our RI Credit Facilities was 3.3% during the three months ended March 31, 2026. The weighted average interest rate on outstanding borrowings under our previous revolving credit facility was 4.5% during the three months ended March 31, 2025. As of March 31, 2026, the weighted average interest rate on outstanding borrowings under our RI Credit Facilities was 3.5%.
As of March 31, 2026, origination costs of $16.7 million for RI Credit Facilities are included in 'Other assets, net', as compared to $19.0 million as of December 31, 2025, on our consolidated balance sheets. These costs are being amortized over the remaining term of our RI Credit Facilities.

B.    Fund Credit Facilities
The Fund has a $1.38 billion unsecured credit facility, which provides for (a) up to $1.0 billion unsecured revolving credit facility and (b) up to $380.0 million unsecured delayed draw term loan which is available to be drawn for twelve months after April 29, 2025 (the "Closing Date"). In April 2026, the availability period for the delayed draw term loan was extended to October 30, 2026 (collectively, the “Fund Credit Facilities”). The revolving credit facility under the Fund Credit Facilities matures in April 2029 and the delayed draw term loan under the Fund Credit Facilities matures in April 2028. The Fund Credit Facilities also include two six-month extensions for each facility, which can be exercised at our option. The aggregate amount under the Fund Credit Facilities can be increased to up to $2.0 billion pursuant to an accordion expansion feature, which is subject to obtaining lender commitments.
Borrowings under the Fund Credit Facilities bear interest at one-month term SOFR plus 1.050%. A revolving credit facility commitment fee of 0.150% is payable on the total commitment amount. In addition, a commitment fee of 0.20% is payable on undrawn delayed draw term loan commitments.
As of March 31, 2026, we had a borrowing capacity of $1.3 billion available on our Fund Credit Facilities (subject to customary conditions to borrowing) and an outstanding balance of $125.0 million under the unsecured revolving credit facility. As of December 31, 2025, we had a borrowing capacity of $1.2 billion and an outstanding balance of $182.0 million.
The weighted average interest rate on outstanding borrowings under our Fund Credit Facilities was 5.0% during the three months ended March 31, 2026. As of March 31, 2026, the weighted average interest rate on outstanding borrowings under our Fund Credit Facilities was 4.7%.
As of March 31, 2026, origination costs of $5.7 million for the Fund Credit Facilities are included in 'Other assets, net' as compared to $6.2 million as of December 31, 2025, on our consolidated balance sheets, and are being amortized over the remaining term of the facilities. An additional $3.0 million was allocated to the delayed draw term loan arrangement and will not be amortized until the loan is drawn.
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
The commercial paper ranks pari passu in right of payment with all of our other unsecured senior indebtedness outstanding, exclusive of unexchanged bonds from our merger with VEREIT, Inc. in 2021 and unexchanged Spirit Realty Capital, Inc. (“Spirit”) bonds, including borrowings under our revolving credit facilities, our term loans and our outstanding senior unsecured notes (and is structurally subordinated to all our subsidiary debt). Proceeds from commercial paper borrowings are used for general corporate purposes.
As of March 31, 2026, the balance of borrowings outstanding under our commercial paper programs totaled $414.9 million, including €260.0 million of EUR borrowings, $96.0 million of USD borrowings, and £15.0 million of GBP borrowings, compared to $516.8 million outstanding commercial paper borrowings, including €407.0 million of EUR borrowings and $39.0 million of USD borrowings, as of December 31, 2025. The weighted average interest rate on outstanding borrowings under our commercial paper programs was 2.7% and 3.3% for the three months ended March 31, 2026 and 2025, respectively. We use our revolving credit facilities as a liquidity backstop for the repayment of the notes issued under the commercial paper programs. The commercial paper borrowings generally carry a term of less than a year.
We regularly review our credit facilities and commercial paper programs and may seek to extend, renew, or replace our credit facilities and commercial paper programs, to the extent we deem appropriate.
D.    Financial Covenants
Our credit facilities are subject to various leverage and interest coverage ratio limitations, and as of March 31, 2026, we were in compliance with the covenants under our credit facilities.

7.    Term Loans
In March 2026, we closed a $693.9 million unsecured term loan due January 2036 at a fixed rate of 4.91% and executed a cross-currency swap on $500.0 million of proceeds for approximately €431.0 million, achieving an effective blended borrowing rate of 4.34%. As of March 31, 2026, the outstanding principal balance was $693.9 million.
Our term loan agreement governing our $1.5 billion multi-currency term loan provides for a £900.0 million Sterling-denominated term loan facility that will initially mature in January 2028, before giving effect to one twelve-month extension option. As of March 31, 2026, we had an outstanding balance of $1.2 billion. Our A3/A- credit ratings provide for a borrowing rate of 80 basis points over the applicable benchmark rate, which includes adjusted SOFR for USD-denominated loans and adjusted SONIA for GBP-denominated loans. In conjunction with the closing, we executed variable-to-fixed interest rate swaps, which fix the weighted average per annum interest rate at 4.3% over the two-year term.
In January 2024, in connection with the merger with Spirit (the "Merger"), we entered into an amended and restated term loan agreement that replaced Spirit's then-existing term loans with various lenders. Pursuant to the agreement, we borrowed an aggregate of $800.0 million, $300.0 million of which was repaid upon its maturity in August 2025. The remaining $500.0 million, due August 2027, is subject to interest rate swaps that fix the effective interest rate at 3.3%. We also entered into an amended and restated term loan agreement pursuant to which we borrowed $500.0 million, which was repaid upon its maturity in June 2025.
Deferred financing costs were $12.9 million as of March 31, 2026 and are included net of the term loans' principal balance, as compared to $9.4 million as of December 31, 2025 on our consolidated balance sheets. These costs are being amortized over the remaining term of the term loans. As of March 31, 2026, we were in compliance with the covenants contained in the term loans.
8.    Notes Payable
A.    General
As of March 31, 2026, our senior unsecured notes and bonds are USD-denominated, GBP-denominated, and EUR-denominated. Foreign-denominated notes are converted at the applicable exchange rate on the balance sheet date. The following are sorted by maturity date (in thousands):

			Carrying Value (USD) as of
	Maturity Dates	Principal (Currency Denomination)	March 31, 2026	December 31, 2025
5.050% Notes due 2026	January 13, 2026	$500,000	$—	$500,000
0.750% Notes due 2026	March 15, 2026	$325,000	—	325,000
4.875% Notes due 2026	June 1, 2026	$599,997	599,997	599,997
4.450% Notes due 2026	September 15, 2026	$299,968	299,968	299,968
4.125% Notes due 2026	October 15, 2026	$650,000	650,000	650,000
1.875% Notes due 2027 (1)	January 14, 2027	£250,000	330,420	336,400
3.000% Notes due 2027	January 15, 2027	$600,000	600,000	600,000
3.200% Notes due 2027	January 15, 2027	$299,984	299,984	299,984
1.125% Notes due 2027 (1)	July 13, 2027	£400,000	528,672	538,240
3.950% Notes due 2027	August 15, 2027	$599,873	599,873	599,873
3.650% Notes due 2028	January 15, 2028	$550,000	550,000	550,000
3.400% Notes due 2028	January 15, 2028	$599,816	599,816	599,816
2.100% Notes due 2028	March 15, 2028	$449,994	449,994	449,994
2.200% Notes due 2028	June 15, 2028	$499,959	499,959	499,959
4.700% Notes due 2028	December 15, 2028	$400,000	400,000	400,000
3.500% Convertible Notes due 2029 (2)	January 15, 2029	$862,500	862,500	—
3.950% Notes due 2029	February 1, 2029	$400,000	400,000	400,000
4.750% Notes due 2029	February 15, 2029	$450,000	450,000	450,000

			Carrying Value (USD) as of
	Maturity Dates	Principal (Currency Denomination)	March 31, 2026	December 31, 2025
3.250% Notes due 2029	June 15, 2029	$500,000	500,000	500,000
4.000% Notes due 2029	July 15, 2029	$399,999	399,999	399,999
5.000% Notes due 2029 (1)	October 15, 2029	£350,000	462,588	470,960
3.100% Notes due 2029	December 15, 2029	$599,291	599,291	599,291
3.400% Notes due 2030	January 15, 2030	$500,000	500,000	500,000
4.850% Notes due 2030	March 15, 2030	$600,000	600,000	600,000
3.160% Notes due 2030	June 30, 2030	£140,000	185,035	188,384
4.875% Notes due 2030 (1)	July 6, 2030	€550,000	632,742	645,711
1.625% Notes due 2030 (1)	December 15, 2030	£400,000	528,672	538,240
3.250% Notes due 2031	January 15, 2031	$950,000	950,000	950,000
3.200% Notes due 2031	February 15, 2031	$449,995	449,995	449,995
3.375% Notes due 2031 (1)	June 20, 2031	€650,000	747,786	763,113
5.750% Notes due 2031 (1)	December 5, 2031	£300,000	396,504	403,680
2.700% Notes due 2032	February 15, 2032	$350,000	350,000	350,000
3.180% Notes due 2032	June 30, 2032	£345,000	455,980	464,232
5.625% Notes due 2032	October 13, 2032	$750,000	750,000	750,000
2.850% Notes due 2032	December 15, 2032	$699,655	699,655	699,655
4.500% Notes due 2033	February 1, 2033	$400,000	400,000	400,000
1.800% Notes due 2033	March 15, 2033	$400,000	400,000	400,000
1.750% Notes due 2033 (1)	July 13, 2033	£350,000	462,588	470,960
4.900% Notes due 2033	July 15, 2033	$600,000	600,000	600,000
5.125% Notes due 2034	February 15, 2034	$800,000	800,000	800,000
2.730% Notes due 2034	May 20, 2034	£315,000	416,329	423,864
5.125% Notes due 2034 (1)	July 6, 2034	€550,000	632,742	645,711
5.875% Bonds due 2035	March 15, 2035	$250,000	250,000	250,000
5.125% Notes due 2035	April 15, 2035	$600,000	600,000	600,000
3.875% Notes due 2035 (1)	June 20, 2035	€650,000	747,786	763,113
3.390% Notes due 2037	June 30, 2037	£115,000	151,993	154,744
6.000% Notes due 2039 (1)	December 5, 2039	£450,000	594,756	605,520
5.250% Notes due 2041 (1)	September 4, 2041	£350,000	462,588	470,960
2.500% Notes due 2042 (1)	January 14, 2042	£250,000	330,420	336,400
4.650% Notes due 2047	March 15, 2047	$550,000	550,000	550,000
5.375% Notes due 2054	September 1, 2054	$500,000	500,000	500,000
Total principal amount			$25,228,632	$25,343,763
Unamortized net discounts and deferred financing costs			(316,720)	(311,816)
			$24,911,912	$25,031,947
(1) Interest paid annually. Interest on the remaining senior unsecured notes and bond obligations included in the table is paid semi-annually.
(2) Please refer to Convertible Bond Issuance below for more details.

The following table summarizes the maturity of our notes and bonds payable as of March 31, 2026, excluding unamortized net discounts, deferred financing costs (dollars in millions):

Year of Maturity	Principal
2026	$1,550.0
2027	2,358.9
2028	2,499.8
2029	3,674.4
2030	2,446.4
Thereafter	12,699.1
Total	$25,228.6
As of March 31, 2026, the weighted average interest rate on our notes and bonds payable was 3.9% and the weighted average remaining years until maturity was 5.9 years.
Interest incurred on the notes and bonds was $244.3 million and $219.9 million for the three months ended March 31, 2026 and 2025, respectively.
Our outstanding notes and bonds are unsecured; accordingly, we have not pledged any assets as collateral for these or any other obligations.
The notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. As of March 31, 2026, we were in compliance with these covenants.
B.    Convertible Bond Issuance
In January 2026, we issued $862.5 million principal amount of 3.500% convertible senior notes due January 2029 in a private offering, resulting in net proceeds of approximately $845.1 million. We used approximately $101.9 million of the net proceeds to repurchase approximately 1.8 million shares of our common stock concurrently with the pricing of the offering. The notes are senior, unsecured obligations of Realty Income and accrue interest at a rate of 3.500% per annum, payable semi-annually in arrears. The notes will mature on January 15, 2029, unless earlier repurchased, redeemed or converted. Before October 15, 2028, noteholders have the right to convert their notes only upon the occurrence of certain events, including when the Company's stock price exceeds 130% of the applicable conversion price for a specified period, or upon the occurrence of certain corporate events, including a fundamental change. From and after October 15, 2028, noteholders may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. Upon conversion, we are required to settle the principal amount in cash and may, at our election, settle any conversion premium in cash, shares of our common stock, or a combination thereof, based on the applicable conversion rate. The initial conversion rate is 14.4051 shares of common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $69.42 per share of common stock. The conversion rate will be subject to adjustment upon the occurrence of certain events, including specified make-whole fundamental change events as defined in the indenture.
C.    Note Repayments
During the three months ended March 31, 2026, we repaid the following notes, plus accrued and unpaid interest, upon maturity:

2026 Repayments	Date of Issuance	Maturity Date	Principal amount (in millions)
5.050% Notes	January 2023	January 2026	$500.0
0.750% Notes	December 2020	March 2026	$325.0

9.    Noncontrolling Interests
As of March 31, 2026, we have 14 entities with noncontrolling interests that we consolidate, including the Fund, Apollo, Realty Income, L.P., and interests in consolidated property partnerships not wholly-owned by us.
We have an open-end, perpetual life private fund, which is consolidated by Realty Income. In March 2026, we closed our cornerstone equity capital raise round, securing $1.7 billion in commitments from third-party institutional investors, of which $167.5 million was committed during the three months ended March 31, 2026. During the same period, we called $638.0 million of capital. As of March 31, 2026, we owned approximately 38.5% of the outstanding limited partnership interests in the Fund.
In March 2026, we established our Managed Insurance and Retirement Annuity investment platform as a vehicle to pursue various co-investment opportunities with institutional investors. On March 31, 2026, we completed the formation of MDC Mercury 2604 Venture, LLC (the "Apollo JV") and entered into an Amended and Restated Limited Liability Company Agreement (the “JV Agreement”) with Apollo in connection with our Managed Insurance and Retirement Annuity strategic initiative. Pursuant to the JV Agreement, we contributed 492 net lease properties in exchange for 51,000,000 Class A Shares in the Apollo JV, and Apollo contributed $1.0 billion in cash in exchange for a noncontrolling equity interest of 49,000,000 Class B Shares in the Apollo JV (such contributions by Realty Income and Apollo, collectively, the "Apollo JV Transaction").
The Apollo JV is a variable interest entity ("VIE") under ASC 810 because the decision-making authority of the Manager (our wholly owned subsidiary, Realty Income Property Management Co I, LLC) is not conveyed through an equity interest, and the equity holders as a group therefore lack the power to direct the activities that most significantly affect the Apollo JV's economic performance. We consolidate the Apollo JV as its primary beneficiary because we have both (i) the power to direct the activities that most significantly affect its economic performance through our role as the sole exclusive Manager that is exercisable independent of our equity ownership and (ii) the obligation to absorb losses and right to receive benefits that could potentially be significant to the Apollo JV through our 51% equity interest and other contractual arrangements. The Class B Shares are classified as permanent equity (noncontrolling interest) on our consolidated balance sheet because all redemption features are solely within our control.
The Apollo JV Transaction was accounted for as an issuance of noncontrolling interest in a consolidated subsidiary without a loss of control. We received $1.0 billion for Apollo’s initial capital contribution. The carrying amount of Apollo's 49% share of the net assets was $778.3 million, which was recognized as noncontrolling interest, with the difference of $221.7 million recorded as an increase to additional paid-in capital ("APIC"). Direct and incremental transaction costs of $20.6 million were recorded as a reduction of APIC.
The JV Agreement provides for, among other things, quarterly distributions of available cash flow to the Apollo JV’s members. Prior to Apollo achieving the Target IRR (as defined in the JV Agreement), the Class B Member will receive a default allocation of 55% of available cash flow, which may decrease to 49% if the Apollo JV’s NOI outperforms an upper level of certain performance metric, or increase to 60% if the Apollo JV’s NOI underperforms a lower level of certain performance metric. Because the parties' economic interests are not proportionate to their stated ownership percentages, we allocate income and loss attributable to the noncontrolling interest using the hypothetical liquidation at book value ("HLBV") method, taking into account any capital transactions between the Company and Apollo.
With respect to Realty Income, L.P., as of March 31, 2026, outstanding common partnership units in our operating partnership represented a 9.95% ownership interest. We hold the remaining 90.05% interest and consolidate the entity.

The following table represents the change in the carrying value of all noncontrolling interests through March 31, 2026 (in thousands):

	U.S. Core Plus Fund	Apollo	Realty Income, L.P. units (1)	Other Noncontrolling Interests	Total
Carrying value as of December 31, 2025	$477,081	$—	$165,663	$42,529	$685,273
Contributions	642,732	1,000,000	—	4,642	1,647,374
Distributions	(7,882)	—	(2,237)	(833)	(10,952)
Allocation of net income	7,935	—	1,412	(178)	9,169
Reallocation of equity	(20,936)	(221,744)	—	—	(242,680)
Carrying value as of March 31, 2026	$1,098,930	$778,256	$164,838	$46,160	$2,088,184
(1) 2,681,808 units were outstanding as of both March 31, 2026 and December 31, 2025.
As of March 31, 2026, we are considered the primary beneficiary of our Fund, Realty Income, L.P. and other VIEs. For further information, see note 1, Summary of Significant Accounting Policies.
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
The following tables present the carrying values and estimated fair values of financial instruments as of March 31, 2026 and December 31, 2025 (in millions):

	March 31, 2026
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Loans receivable	$2,672.2	$—	$1,318.4	$1,357.9
Derivative assets	67.1	—	67.1	—
Total assets	$2,739.3	$—	$1,385.5	$1,357.9
Liabilities:
Mortgages payable (1)	$37.5	$—	$—	$37.1
Notes and bonds payable (1)	25,228.6	—	23,166.9	995.8
Derivative liabilities	131.8	—	131.8	—
Total liabilities	$25,397.9	$—	$23,298.7	$1,032.9
(1) Excludes non-cash net premiums and discounts, and deferred financing costs.

	December 31, 2025
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Loans receivable	$1,682.1	$—	$1,210.5	$474.3
Derivative assets	8.0	—	8.0	—
Total assets	$1,690.1	$—	$1,218.5	$474.3
Liabilities:
Mortgages payable	$37.9	$—	$—	$37.6
Notes and bonds payable	25,343.8	—	23,600.7	1,046.8
Derivative liabilities	205.7	—	205.7	—
Total liabilities	$25,587.4	$—	$23,806.4	$1,084.4
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
The following table reflects the carrying amounts and estimated fair values of our financial instruments not measured at fair value on our consolidated balance sheets (in millions):

	March 31, 2026		December 31, 2025
	Carrying value	Fair value	Carrying value	Fair value
Loans receivable	$2,672.2	$2,676.3	$1,682.1	$1,684.8
Mortgages payable (1)	$37.5	$37.1	$37.9	$37.6
Notes and bonds payable (1)	$25,228.6	$24,162.7	$25,343.8	$24,647.5
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

Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 on the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, as of March 31, 2026 and December 31, 2025, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified as level 2. For more details on our derivatives, see note 11, Derivative Instruments.
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
The following table summarizes our provisions for impairment on real estate investments during the periods indicated below (dollars in millions):

	Three months ended March 31,
	2026	2025
Carrying value prior to impairment	$272.2	$208.7
Less: total provisions for impairment of real estate	(90.2)	(97.4)
Carrying value after impairment	$182.0	$111.3

Number of properties:
Classified as held for sale	28	34
Classified as held for investment	62	26
Sold	23	21
The valuation of impaired assets is determined by using widely accepted valuation techniques including income capitalization approach, using net operating income for each property and applying a weighted average capitalization rate of 8.6%, recent comparable sales transactions, broker opinions of value with discounts based on management judgment, and purchase offers received from third parties, which are level 3 inputs. We may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of such real estate. Estimating future cash flows is highly subjective and estimates can differ materially from actual results.
11.    Derivative Instruments
In the normal course of business, our operations are exposed to economic risks from interest rates and foreign currency exchange rates. We may enter into derivative financial instruments to offset these underlying economic risks.
Derivatives Designated as Hedging Instruments - Cash Flow Hedges
We enter into foreign currency forward contracts to sell GBP and buy USD to hedge the foreign currency risk on interest payments on intercompany loans denominated in GBP. There are no amounts excluded from the assessment of hedge effectiveness for cash flow hedges of foreign exchange risk. We also execute variable-to-fixed interest rate swaps and use interest rate swaption agreements to add stability to interest expense and to manage our exposure to interest rate movements associated with our term loans or forecasted transactions. If it becomes probable that a forecasted transaction will not occur within the specific time period or within an additional two-month period thereafter, any related amounts deferred in AOCI are recognized immediately in earnings. During the three months ended March 31, 2026, and 2025, no such amounts were recognized through the caption entitled 'Interest' in our consolidated statements of income and comprehensive income.

Derivatives Designated as Hedging Instruments - Fair Value Hedges
Periodically, we enter into and designate fixed-to-floating interest rate swaps to manage interest rate risk by managing our mix of fixed-rate and variable-rate debt. These swaps involve the receipt of fixed-rate amounts for variable interest rate payments over the life of the swaps without exchange of the underlying principal amount. We also designate some of our cross-currency swaps as fair value hedges as we use them to hedge foreign currency risk associated with changes in spot rates on foreign-denominated intercompany receivables and third-party debt. For these hedging instruments, we have elected to exclude the change in fair value of the cross-currency swaps attributable to the difference between the spot and forward prices from the assessment of hedge effectiveness (the "excluded component"). Changes in the fair value of the cross-currency swaps attributable to these excluded components are recorded to other comprehensive income and subsequently recognized in 'Foreign currency and derivative loss, net' on a systematic and rational basis, as net cash settlements and interest accruals on the respective cross currency swaps occur, over the remaining life of the hedging instruments.
Derivatives Designated as Hedging Instruments - Net Investment Hedges
To mitigate the foreign currency exchange rate variations associated with our investment in EUR-denominated foreign operations, we may enter into derivative instruments, such as cross-currency swaps that qualify as net investment hedges under the criteria prescribed in accordance with ASC 815-20, Hedging - General. We use the spot method of assessing hedge effectiveness and apply the consistent election to the excluded component by recognizing changes in the fair value of the hedging instruments attributable to the excluded component in the same manner as described above. Any difference between the change in the fair value of the excluded components and the amounts recognized in earnings is reported in other comprehensive income as part of the foreign cumulative translation adjustment. The gain or loss on the portion of the derivative instruments included in the assessment of effectiveness is reported in other comprehensive income as part of the 'Foreign currency translation adjustment' line item, to the extent the relationship is highly effective. If our net investment changes during a reporting period, the hedge relationship will be assessed for whether a de-designation is warranted (only if the hedge notional amount is outside of prescribed tolerance). Further, certain EUR-denominated bonds and borrowings under our revolving credit facilities and term loans may also be designated as, and are effective as, net investment hedges. Changes in the value of such borrowings, related to changes in the spot rates, will be recorded in the same manner as foreign currency translation adjustments. As of March 31, 2026, the total principal amount of foreign currency debt obligations designated as net investment hedges was $761.2 million.
Derivatives Not Designated as Hedging Instruments
We enter into foreign currency exchange swap agreements to reduce the effects of currency exchange rate fluctuations between the USD, our reporting currency, and GBP and EUR. These derivative contracts generally mature within one year and are not designated as hedge instruments for accounting purposes. As the currency exchange swap is not accounted for as a hedging instrument, the change in fair value is recorded in earnings through the caption entitled 'Foreign currency and derivative loss, net' in our consolidated statements of income and comprehensive income.

The following table summarizes the terms and fair values of our derivative financial instruments as of March 31, 2026 and December 31, 2025 (dollars in millions):

Derivative Type	Number of Instruments (1)	Notional Amount as of		Weighted Average Strike Rate (2)	Maturity Date (3)	Fair Value - asset (liability) as of
Derivatives Designated as Hedging Instruments		March 31, 2026	December 31, 2025			March 31, 2026	December 31, 2025
Interest rate swaps (4)	7	$1,400.0	$2,105.0	3.13%	Aug 2027 - Jan 2028	$22.2	$5.1
Cross-currency swaps - Fair Value	11	1,220.0	720.0	(5)	Feb 2029 - Jan 2036	(64.8)	(81.0)
Cross-currency swaps - Net Investment	3	280.0	280.0	(6)	Oct 2032	(55.7)	(66.1)
Foreign currency forwards	65	708.2	519.7	(7)	Apr 2026 - Dec 2028	14.6	(8.7)
		$3,608.2	$3,624.7			$(83.7)	$(150.7)
Derivatives not Designated as Hedging Instruments
Currency exchange swaps	7	$3,789.9	$2,972.8	(8)	Apr 2026	$23.5	$(47.0)
Cross-currency swaps - Mark to Market	4	500.0	—	(9)	Apr 2033	(4.5)	—
		$4,289.9	$2,972.8			$19.0	$(47.0)
Total of all Derivatives		$7,898.1	$6,597.5			$(64.7)	$(197.7)
(1)This column represents the number of instruments outstanding as of March 31, 2026.
(2)Weighted average strike rate is calculated using the notional value as of March 31, 2026.
(3)This column represents maturity dates for instruments outstanding as of March 31, 2026.
(4)During the year ended December 31, 2025, we entered into five variable-to-fixed interest rate swaps in connection with our GBP-denominated term loan maturing in 2028 and designated these derivatives as cash flow hedges of the underlying interest rate risk. In addition, two other variable-to-fixed interest rate swaps, which were assumed in connection with the Merger, continue to be designated as cash flow hedges of the related assumed term loans.
(5)USD fixed rate of 5.625% and EUR weighted average fixed rate of 4.681%. USD fixed rate of 3.950% and GBP weighted average fixed rate of 4.392%. USD fixed rate of 4.910% and EUR weighted average fixed rate of 4.122%.
(6)USD fixed rate of 5.625% and EUR weighted average fixed rate of 4.716%.
(7)Weighted average exchange rates of 1.34 for GBP-USD and 1.21 EUR-USD.
(8) Weighted average exchange rates of 0.87 for EUR-GBP and 1.33 for GBP-USD.
(9) USD fixed rate of 4.750% and EUR weighted average fixed rate of 3.806%.
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

The following table summarizes the amount of unrealized gain (loss) on derivatives and foreign currency translation adjustments in other comprehensive income (in thousands):

	Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships	2026	2025
Interest rate swaps	$16,836	$(7,364)
Foreign currency forwards	23,246	(13,182)
Interest rate swaptions	(210)	(406)
Total derivatives in cash flow hedging relationships	$39,872	$(20,952)
Derivatives in Fair Value Hedging Relationships
Cross-currency swaps - Fair Value	$8,460	$10,327
Total derivatives in fair value hedging relationships	$8,460	$10,327
Total unrealized gain (loss) on derivatives, net	$48,332	$(10,625)
Derivatives and Non-derivatives in Net Investment Hedging Relationships
Cross-currency swaps - Net Investment	$9,888	$(4,826)
Foreign currency debt	11,126	(4,127)
Total unrealized gain (loss) recorded in foreign currency translation adjustment	$21,014	$(8,953)
The following table summarizes the amount of gain (loss) on derivatives reclassified from AOCI (in thousands):

		Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships	Location of (Decrease) Increase Recognized in Income	2026	2025
Interest rate swaps	Interest	$2,400	$3,384
Foreign currency forwards	Foreign currency and derivative loss, net	(8,432)	1,318
Interest rate swaptions	Interest	60	104
Total derivatives in cash flow hedging relationships		$(5,972)	$4,806
Derivatives in Fair Value Hedging Relationships
Cross-currency swaps - Fair Value	Foreign currency and derivative loss, net	$(122)	$215
Total derivatives in fair value hedging relationships		$(122)	$215
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps - Net Investment (excluded component)	Foreign currency and derivative loss, net	$628	$652
Total derivatives in net investment hedging relationships		$628	$652
Net (decrease) increase to net income		$(5,466)	$5,673
We expect to reclassify $14.5 million from AOCI as a decrease to interest expense relating to interest rate swaps and $11.9 million from AOCI as a decrease to foreign currency loss relating to foreign currency forwards within the next twelve months.

The following table details our foreign currency and derivative loss, net included in income (in thousands):

	Three months ended March 31,
	2026	2025
Realized foreign currency and derivative loss, net:
(Loss) gain on the settlement of undesignated derivatives	$(25,407)	$(23,404)
(Loss) gain on the settlement of designated derivatives reclassified from AOCI	(8,432)	2,185
(Loss) gain on the settlement of transactions with third parties	(3,656)	3
Total realized foreign currency and derivative loss, net	$(37,495)	$(21,216)
Unrealized foreign currency and derivative loss, net:
Gain (loss) on the change in fair value of undesignated derivatives	$54,139	$(3,820)
(Loss) gain on remeasurement of certain assets and liabilities	(33,664)	22,491
Total unrealized foreign currency and derivative gain, net	$20,475	$18,671
Total foreign currency and derivative loss, net	$(17,020)	$(2,545)
12.    Lessor Operating Leases
As of March 31, 2026, we owned or held interests in 15,571 properties. Of the 15,571 properties, 15,206, or 97.7%, are single-tenant properties, and the remainder are multi-tenant properties. As of March 31, 2026, 172 properties were available for lease or sale. The majority of our leases are accounted for as operating leases.
As of March 31, 2026, most of the properties in our portfolio were leased under net lease agreements where our client pays or reimburses us for property taxes and assessments and carries insurance coverage for public liability, property damage, fire, and extended coverage.
The following table details our rental revenue for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
Minimum rent	$1,305,578	$1,222,667
Tenant reimbursement income	97,485	87,378
Straight-line rents	41,225	45,512
Above and below-market lease amortization	(45,684)	(47,634)
Percentage rent	4,203	5,808
Lease termination income	40,198	921
Other rent	2,087	2,797
Provision for doubtful accounts	(4,275)	(4,392)
Total rental revenue (including reimbursements)	$1,440,817	$1,313,057
13.    Stockholders' Equity
A.Common Stock
We pay monthly distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for the periods indicated below:

	Three months ended March 31,
Month	2026	2025
January	$0.2700	$0.2640
February	0.2700	0.2640
March	0.2700	0.2680
Total	$0.8100	$0.7960
As of March 31, 2026, a distribution of $0.2705 per common share was payable and was paid in April 2026.

B.    At-the-Market ("ATM") Program
Under our current ATM program, we may offer and sell up to 150.0 million shares of common stock (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE under the ticker symbol "O" at prevailing market prices or at negotiated prices. Upon settlement, subject to certain exceptions, we may elect, in our sole discretion, to cash settle or net share settle all or any portion of our obligations under any forward sale agreement, in which cases we may not receive any proceeds (in the case of cash settlement) or will not receive any proceeds (in the case of net share settlement), and we may owe cash (in the case of cash settlement) or shares of our common stock (in the case of net share settlement) to the relevant forward purchaser. As of March 31, 2026, we had 132.9 million shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
The following table outlines common stock issuances pursuant to our ATM programs (dollars in millions, shares in thousands):

	Three months ended March 31,
	2026	2025
Shares of common stock issued under the ATM program (1)	—	11,231
Gross proceeds	$—	$632.0
Sales agents' commissions and other offering expenses	(0.2)	(7.2)
Net proceeds	$(0.2)	$624.8
(1) During the three months ended March 31, 2026, 8.2 million shares were sold, and no shares were settled pursuant to forward sale confirmations. As of March 31, 2026, 20.8 million shares of common stock subject to forward sale confirmations have been executed, but not settled, at a weighted average initial gross price of $60.07 per share. We currently expect to fully settle forward sale agreements outstanding by June 30, 2026, representing $1.2 billion in net proceeds, for which the weighted average forward price as of March 31, 2026 was $58.63 per share.
C.    Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
Our DRSPP provides our common stockholders with a convenient and economical method of purchasing our common stock and reinvesting their distributions. It also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26.0 million common shares to be issued. As of March 31, 2026, we had 10.5 million shares remaining for future issuance under our DRSPP program.
The following table outlines common stock issuances pursuant to our DRSPP program (dollars in millions, shares in thousands):

	Three months ended March 31,
	2026	2025
Shares of common stock issued under the DRSPP program	50	57
Gross proceeds	$3.1	$3.1

D.    Repurchases of Common Stock
We repurchased 1.8 million shares of our common stock during the three months ended March 31, 2026 for an aggregate cost of $101.9 million. As of March 31, 2026, there was $1.9 billion remaining under the share repurchase program authorized by the Board of Directors, which expires in January 2028.

14.    Common Stock Incentive Plan
The amount of share-based compensation costs recognized in 'General and administrative' in our consolidated statements of income and comprehensive income was $11.4 million and $5.9 million during the three months ended March 31, 2026 and 2025, respectively.
A.    Restricted Stock and Restricted Stock Units
During the three months ended March 31, 2026, we granted a total of 264,649 shares of restricted stock and restricted stock units under the Realty Income 2021 Incentive Award Plan (the "2021 Plan"). Restricted stock and restricted stock units granted to employees vest over a service period not exceeding four years, while those granted to directors vest over a period of up to three years based on each director's years of service, and are subject to the director’s continued service through each applicable vesting date.
As of March 31, 2026, the remaining unamortized share-based compensation expense related to restricted stock awards and units totaled $36.6 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and conditions of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.
B.    Performance Shares
During the three months ended March 31, 2026, we granted 246,900 performance shares, as well as dividend equivalent rights, to our executive officers. The performance shares are earned based on our Total Shareholder Return (“TSR”) performance relative to select industry indices and peer groups as well as achievement of certain operating metrics, and vest 50% as of the date of which the plan administrator determines the achievement of the applicable goals during the applicable three-year performance period and the remaining 50% on January 1 of the following year, subject to continued service.
As of March 31, 2026, the remaining share-based compensation expense related to the performance shares totaled $38.6 million. The performance shares are recognized on a tranche-by-tranche basis over the service period. The fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model.
15.    Net Income per Common Share
The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation (shares in thousands):

	Three months ended March 31,
	2026	2025
Weighted average shares used for the basic net income per share computation	931,977	891,666
Incremental shares from share-based compensation	1,118	574
Dilutive effect of forward ATM offerings	1,351	111
Weighted average shares used for diluted net income per share computation	934,446	892,351
Unvested shares from share-based compensation that were anti-dilutive	78	72
Weighted average partnership common units convertible to common shares that were anti-dilutive	2,682	2,682
Weighted average forward ATM offerings that were anti-dilutive	28	5
Weighted average shares issuable upon conversion of the convertible notes that were anti-dilutive	11,458	—

16.    Supplemental Disclosures of Cash Flow Information
The following table summarizes our supplemental cash flow information during the periods indicated below (in thousands):

	Three months ended March 31,
	2026	2025
Supplemental disclosures:
Cash paid for interest	$270,513	$270,919
Cash paid for income taxes	$70,270	$55,035
Non-cash activities:
Net increase (decrease) in fair value of derivatives	$132,982	$(47,749)
The following table provides a reconciliation of 'Cash and cash equivalents' reported on our consolidated balance sheets to the total of the cash, cash equivalents, and restricted cash reported within our consolidated statements of cash flows (in thousands):

	March 31, 2026	March 31, 2025
Cash and cash equivalents shown in the consolidated balance sheets	$373,543	$319,007
Restricted escrow deposits (1)	146,818	15,617
Impounds related to mortgages payable (1)	3,682	16,061
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$524,043	$350,685
(1) Included within 'Other assets, net' on our consolidated balance sheets (see note 2, Supplemental Detail for Certain Components of Consolidated Balance Sheets). These amounts consist of cash that we are legally entitled to, but that is not immediately available to us. As a result, these amounts were considered restricted as of the dates presented.
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

	Three months ended March 31,
	2026	2025
Property expenses (excluding reimbursements)	$19,358	$19,303
Cash G&A expenses (1)	$47,502	$38,145
(1) Represents 'General and administrative' expenses as presented in our consolidated statements of income and comprehensive income, less share-based compensation costs.
Other segment items included in consolidated net income consist of 'Gain on sales of real estate' and 'Other income, net', as presented in our consolidated statements of income and comprehensive income.

B.    Geographic Information
The following table disaggregates domestic and international revenue by major asset types and geographic regions (in thousands):

	Three months ended March 31,
	2026
	U.S.	U.K.	Other (1)	Total
Retail	$910,924	$177,200	$57,342	$1,145,466
Industrial	202,696	15,236	16,599	234,531
Other (2)	58,410	2,410	—	60,820
Rental (including reimbursements)	$1,172,030	$194,846	$73,941	$1,440,817
Interest income on financing receivables				32,130
Interest and dividend income on loans and preferred equity investments				70,110
Other				5,670
Total revenue				$1,548,727

	2025
	U.S.	U.K.	Other (1)	Total
Retail	$864,073	$138,265	$39,280	$1,041,618
Industrial	196,429	11,663	—	208,092
Other (2)	62,386	961	—	63,347
Rental (including reimbursements)	$1,122,888	$150,889	$39,280	$1,313,057
Interest income on financing receivables				32,635
Interest and dividend income on loans and preferred equity investments				34,736
Other				77
Total revenue				$1,380,505

(1) Other includes rental revenue generated from all other European countries we operate in.
(2) Other includes all other property types in our portfolio.
No individual client’s revenue represented more than 10% of our total revenue for each of the three months ended March 31, 2026 and 2025.
Long-lived assets include items such as property, plant, equipment and right-of-use assets subject to operating and finance leases. The following table disaggregates domestic and international total long-lived assets (in millions):

	March 31, 2026				December 31, 2025
	U.S.	U.K.	Other (1)	Total	U.S.	U.K.	Other (1)	Total
Long-lived assets	$42,298.4	$9,516.3	$3,744.8	$55,559.5	$42,337.4	$9,322.6	$3,280.5	$54,940.5
Remaining assets				18,995.2				17,855.1
Total assets				$74,554.7				$72,795.6
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
As of March 31, 2026, we had $736.3 million of commitments under construction contracts related to development projects, which have estimated rental revenue commencement dates between April 2026 and December 2028. In addition, as of March 31, 2026, we had commitments of $42.3 million for tenant improvements, recurring capital expenditures, and building improvements, and had accrued $15.2 million in contingent consideration obligations related to leasing activities at four U.K. retail park properties acquired in 2026.

In March 2026, we closed on a mezzanine loan entered into with a joint venture with a principal balance of $375.0 million. As of March 31, 2026, we have an obligation to fund up to $135.6 million over the term of the guarantee on third-party debt related to this loan, in the event of default. The guarantee is effective through the term of the related loan, which matures in March 2029 and has two 12-month extension options available. The guarantee requires fair value measurement. As such, we recorded the measured amount of $4.0 million as a liability at inception, which is included in 'Other liabilities' on our consolidated balance sheets.
As of March 31, 2026, we had approximately $390.1 million of unfunded loan commitments related to certain loan investments, under which we are committed to provide funding upon borrower request, subject to satisfaction of customary conditions. These commitments may be funded over the contractual commitment period and are generally intended to support the financing needs of the borrowers, including project development costs, operational expenditures, and interest obligations. These commitments are secured by the underlying real estate collateral or pledges of equity interests in the borrowing entities.
19.    Subsequent Events
A.    Dividends
In April 2026, we declared a dividend of $0.2705 per share to our common stockholders, which will be paid in May 2026.
B.    U.S. Core Plus Fund
On April 1, 2026, we called an additional $310.0 million of capital from third-party investors and redeemed $183.8 million of the Company's units, resulting in an indirect ownership of 26.8% in the Fund.
On April 30, 2026, the Fund borrowed $177.0 million under its unsecured delayed draw term loan and used the proceeds to repay borrowings under its unsecured revolving credit facility.
C.    Note Issuance
In April 2026, we issued $800.0 million of 4.750% senior unsecured notes due April 2033 (the "Notes"). The public offering price for the Notes was 98.261% of the principal amount for an effective yield to maturity of 5.047%. Interest is paid semi-annually. In connection with the issuance, we executed a $500 million U.S. Dollar-to-Euro 7-year cross currency swap, resulting in approximately €436 million of proceeds and an effective fixed-rate, Euro-denominated yield to maturity of approximately 4.07% and coupon rate of 3.81%. On a combined basis, the Notes and related swap resulted in an effective blended yield to maturity of approximately 4.44% and blended coupon rate of 4.16%.
D.    ATM Forward Offerings
As of May 6, 2026, we had outstanding forward sale agreements under our ATM program for a total of 23.6 million shares of common stock, representing expected net proceeds of approximately $1.4 billion (assuming full physical settlement of such agreements), of which 2.8 million shares were sold in April 2026.

Item 2:          Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the documents incorporated by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this quarterly report, the words “estimate,” “anticipate,” “assume,” “expect,” “believe,” “intend,” “continue,” “should,” “may,” “likely,” “plan,” “seek,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include discussions of our business, strategy, plans, and the intentions of management; joint ventures, partnerships, and portfolio including management thereof; our platform; growth and capital strategies including our private capital business, investment pipeline and intentions to acquire or dispose of properties (including geographies, timing, partners, clients and terms); re-leases, re-development and speculative development of properties and expenditures related thereto; operations and results; our share repurchase program; settlement of shares of common stock sold pursuant to forward sale confirmations under our At-the-Market (“ATM”) program; dividends, including the amount, timing and payments of dividends; and macroeconomic and other business trends, including interest rates and trends in the market for long-term leases of freestanding, single-client properties. Forward-looking statements are subject to risks, uncertainties, and assumptions about us which may cause our actual future results to differ materially from expected results. Some of the factors that could cause actual results to differ materially are, among others, our continued qualification as a real estate investment trust; general domestic and foreign business, economic, or financial conditions; competition; fluctuating interest and currency rates; inflation and its impact on our clients and us; access to debt and equity capital markets and other sources of funding (including the terms, structure and partners of such funding); volatility and uncertainty in the credit and financial markets; other risks inherent in real estate, private capital, credit and mezzanine investments, and joint ventures or co-investment ventures, including solvency, defaults under leases, bankruptcies, potential liability relating to environmental matters, illiquidity of real estate investments (including rights of first refusal or rights of first offer), and potential damages from natural disasters; impairments in the value of our real estate assets; volatility and changes in domestic and foreign laws and the application, enforcement or interpretation thereof (including with respect to tax laws and rates); property ownership through co-investment ventures, funds, joint ventures, partnerships and other arrangements which, among other things, may transfer or limit our control of the underlying investments; epidemics or pandemics; the loss of key personnel; the threat and outcome of any legal proceedings to which we are a party or which may occur in the future; acts of terrorism and war; and the anticipated benefits from mergers, acquisitions, co-investment ventures, funds, joint ventures, partnerships and other arrangements.
Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, for the year ended December 31, 2025.
Readers are cautioned not to place undue reliance on forward-looking statements. These forward-looking statements are not guarantees of future plans and performance and speak only as of the date this quarterly report was filed with the Securities and Exchange Commission (the "SEC"). Past operating results and performance are provided for informational purposes and are not a guarantee of future results. There can be no assurance that historical trends will continue. Actual plans and results may differ materially from what is expressed or forecasted in this quarterly report and forecasts made in the forward-looking statements discussed in this quarterly report might not materialize. We do not undertake any obligation to update forward-looking statements or publicly release the results of any forward-looking statements that may be made to reflect events or circumstances after the date these statements were made or to reflect the occurrence of unanticipated events.
OVERVIEW
Realty Income (NYSE: O), an S&P 500 company, is real estate partner to the world's leading companies®. Founded in 1969, we serve our clients as a full-service real estate capital provider. As of March 31, 2026, we have a portfolio of over 15,500 properties in all 50 states of the United States ("U.S."), the United Kingdom ("U.K."), and eight other countries in Europe. We are known as “The Monthly Dividend Company®” and have a mission to invest in people and places to deliver dependable monthly dividends that increase over time. Since our founding, we have declared 670 consecutive monthly dividends and are a member of the S&P 500 Dividend Aristocrats® index for having increased our dividend for over 31 consecutive years.

As of March 31, 2026, we owned or held interests in 15,571 properties, with approximately 347.6 million square feet of leasable space leased to 1,786 clients doing business in 92 separate industries. Of the 15,571 properties in our portfolio as of March 31, 2026, 15,206, or 97.7%, were single-tenant properties, and the remaining were multi–client properties. Our total portfolio of 15,571 properties as of March 31, 2026 had a weighted average remaining lease term (excluding rights to extend a lease at the option of the client) of approximately 8.7 years. Total portfolio annualized base rent (defined as our pro-rata share of contractual monthly base rent for all leases in place and exchange rates as of the balance sheet date, multiplied by 12) on our leases as of March 31, 2026 was $5.23 billion.
As of March 31, 2026, approximately 32.0% of our total portfolio annualized base rent comes from properties leased to our investment grade clients, their subsidiaries or affiliated companies. As of March 31, 2026, our top 20 clients (based on percentage of total portfolio annualized base rent) represented approximately 35.3% of our annualized base rent and 12 of these clients have investment grade credit ratings or are subsidiaries or affiliates of investment grade companies. Approximately 91% of our annualized retail base rent as of March 31, 2026, is derived from our clients with a service, non-discretionary, and/or low price point component to their business.
Unless otherwise specified, references to rental revenue in the Management's Discussion and Analysis of Financial Condition and Results of Operations are exclusive of reimbursements from clients for recoverable real estate taxes and operating expenses totaling $97.5 million and $87.4 million for the three months ended March 31, 2026 and 2025, respectively.
RECENT DEVELOPMENTS
Increases in Monthly Dividends to Common Stockholders
We have continued our 57-year history of paying monthly dividends by increasing the dividend twice during 2026. As of May 2026, we have paid 114 consecutive quarterly dividend increases and increased the dividend 134 times since our listing on the NYSE in 1994.

2026 Dividend increases	Month Declared	Month Paid	Monthly Dividend per share	Increase per share
1st increase	Dec 2025	Jan 2026	$0.2700	$0.0005
2nd increase	Mar 2026	Apr 2026	$0.2705	$0.0005
The dividends paid per share during the three months ended March 31, 2026 totaled $0.8100, as compared to $0.7960 during the three months ended March 31, 2025, an increase of $0.0140, or 1.8%.
The monthly dividend of $0.2705 per share represents a current annualized dividend of $3.246 per share, and an annualized dividend yield of 5.3% based on the last reported sale price of our common stock on the NYSE of $61.18 on March 31, 2026. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.
Investments
During the three months ended March 31, 2026, we invested $2.8 billion; our pro-rata share was $2.6 billion at an initial weighted average cash yield of 7.1%, including investments in 194 properties, properties under development or expansion, unconsolidated entities, and loans. See notes 3, Investments in Real Estate, 4, Investments in Unconsolidated Entities, and 5, Investments in Loans and Financing Receivables to the consolidated financial statements for further details.
Establishment of Joint Venture with Apollo
In March 2026, we established our Managed Insurance and Retirement Annuity investment platform as a vehicle to pursue various co-investment opportunities with institutional investors. In connection with this initiative, on March 31, we closed a $1.0 billion strategic investment from Apollo in exchange for a 49% interest in a newly formed joint venture which owns an existing portfolio of 492 retail properties contributed by the Company.
Establishment of Joint Venture with GIC
In January 2026, we established a strategic relationship with GIC, a leading global institutional investor, including the formation of a build-to-suit development joint venture with total combined commitments of over $1.5 billion.

Dispositions
During the three months ended March 31, 2026, we sold 97 properties with total net proceeds received of $188.0 million.
Equity Capital Raising
As of May 6, 2026, we had outstanding forward sale agreements under our ATM program for a total of 23.6 million shares of common stock, representing expected net proceeds of approximately $1.4 billion, of which 2.8 million shares were sold in April 2026 (assuming full physical settlement of such agreements).
Note Issuance
In April 2026, we issued $800.0 million of 4.750% senior unsecured notes due April 2033. In connection with the offering, we executed a $500 million U.S. Dollar-to-Euro 7-year cross currency swap, resulting in approximately €436 million of proceeds and a blended coupon rate of 4.16%. See note 19, Subsequent Events, to the consolidated financial statements for further details.
Term Loan Issuance
In March 2026, we closed a $693.9 million unsecured term loan due January 2036 at a fixed rate of 4.91% and executed a cross-currency swap on $500.0 million of proceeds for approximately €431.0 million, achieving an effective blended borrowing rate of 4.34%.
Convertible Bond Issuance
In January 2026, we issued $862.5 million principal amount of 3.500% convertible senior notes due January 2029 in a private offering, resulting in net proceeds of $845.1 million. We used approximately $101.9 million of the net proceeds to repurchase approximately 1.8 million shares of our common stock concurrently with the pricing of the offering.
Portfolio Discussion
Leasing Results
As of March 31, 2026, we had 172 properties available for lease or sale out of 15,571 properties in our portfolio, which represents a 98.9% occupancy rate based on the number of properties in our portfolio. Our property-level occupancy rates exclude properties with ancillary leases only, such as cell towers and billboards, and properties with possession pending, and include properties owned by unconsolidated joint ventures. Below is a summary of our portfolio activity for the period indicated below:

Three months ended March 31, 2026
Properties available for lease as of December 31, 2025	173
Lease expirations (1)	320
Re-leases to same client	(220)
Re-leases to new client	(23)
Vacant dispositions	(78)
Properties available for lease as of March 31, 2026	172
(1)Includes scheduled and unscheduled expirations (including leases rejected in bankruptcy), as well as future expirations resolved in the period indicated above.
During the three months ended March 31, 2026, the new annualized base rent on re-leased units was $73.3 million, as compared to the previous annual rent of $70.9 million on the same units, representing a rent recapture rate of 103.4% on the re-leased units.
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
•Short-term loans;
•Asset dispositions; and
•Credit investment repayments.
In addition to these sources of liquidity, we manage and own our interest in our perpetual life U.S. Core Plus Fund (the "Fund"). On January 1, 2026, within our Fund, we called $638.0 million of capital from third-party investors and redeemed $408.2 million of the Company's units, resulting in an indirect ownership of 38.5% in the Fund. On April 1, 2026, we called an additional $310.0 million of capital from third-party investors and redeemed $183.8 million of the Company's units, resulting in an indirect ownership of 26.8% in the Fund. We seek to hold additional closings during the life of the Fund. In March 2026, we also established a strategic relationship with Apollo, a high-growth, global alternative asset manager, and closed on $1.0 billion of gross proceeds in exchange for Apollo’s acquisition of a 49% interest in a joint venture that indirectly owns a diversified net lease portfolio comprised entirely of single-tenant retail properties. We intend to evaluate other opportunities to raise private capital in the future, including potentially through additional funds and/or joint venture opportunities.
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
Capitalization
As of March 31, 2026, our total capitalization was $87.8 billion. Total capitalization consisted of $57.2 billion of common equity (based on the March 31, 2026 closing price on the NYSE of $61.18 and assuming the conversion of 2.7 million common units of Realty Income, L.P.), and total outstanding borrowings of $30.5 billion on our credit facilities, commercial paper, term loans, mortgages payable, and senior unsecured notes and bonds and our proportionate share of joint venture debt (excluding unamortized deferred financing costs, discounts, and premiums).
Share Repurchase Program
We are authorized to repurchase up to $2.0 billion in shares of our common stock under our share repurchase program, which will expire in January 2028. Repurchases under the repurchase program may be made at management’s discretion from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, Rule 10b5-1 plans or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. In January 2026, we repurchased 1.8 million shares of our common stock for $101.9 million under the repurchase program.
ATM Program
As of March 31, 2026, we had outstanding forward-sale agreements under our ATM program for a total of 20.8 million shares of common stock, representing approximately $1.2 billion in expected net proceeds, which have been executed at a weighted average price of $58.63 per share (assuming full physical settlement of all outstanding shares of common stock, subject to such forward sale agreements and certain assumptions made with respect to settlement dates). Additionally, as of March 31, 2026, we had 132.9 million shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
Debt Financing Activities
As of March 31, 2026, our total outstanding borrowings of credit facilities, commercial paper, term loans, mortgages payable, and senior unsecured notes and bonds were $30.0 billion, with a weighted average maturity of 5.4 years and a weighted average interest rate of 3.8%. As of March 31, 2026, approximately 92% of our total debt was fixed rate debt. See notes 6 through 8 to the consolidated financial statements for additional information about our outstanding debt, along with our debt financing activities during the three months ended March 31, 2026 below.
Term Loan Issuance
In March 2026, we closed a $693.9 million unsecured term loan due January 2036 with an affiliate of The Goldman Sachs Group, Inc. at a fixed rate of 4.91% and executed a cross-currency swap on $500.0 million of proceeds for approximately €431.0 million, achieving an effective blended borrowing rate of 4.34%.
Convertible Bond Issuance
In January 2026, we issued $862.5 million principal amount of 3.500% convertible senior notes due January 2029 in a private offering, resulting in net proceeds of $845.1 million. We used approximately $101.9 million of the net proceeds to repurchase approximately 1.8 million shares of our common stock concurrently with the pricing of the offering. The notes are senior, unsecured obligations of Realty Income and accrue interest at a rate of 3.500% per annum, payable semi-annually in arrears. The notes will mature on January 15, 2029, unless earlier repurchased, redeemed or converted.

Note Issuance
In April 2026, we issued $800.0 million of 4.750% senior unsecured notes due April 2033. See note 19, Subsequent Events, to the consolidated financial statements for further details. In connection with the offering, we executed a $500 million U.S. Dollar-to-Euro 7-year cross currency swap, resulting in approximately €436 million of proceeds and a blended coupon rate of 4.16%. See note 19, Subsequent Events, to the consolidated financial statements for further details.
Note Repayments
During the three months ended March 31, 2026, we repaid the following notes, plus accrued and unpaid interest, upon maturity:

2026 Repayments	Date of Issuance	Maturity Date	Principal amount (in millions)
5.050% Notes	January 2023	January 2026	$500.0
0.750% Notes	December 2020	March 2026	$325.0
Note Covenants
The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on accounting principles generally accepted in the United States of America ("U.S. GAAP"), are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants and are not measures of our liquidity or performance. The actual amounts as of March 31, 2026, are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	41.4%
Limitation on incurrence of secured debt	< 40% of adjusted assets	0.2%
Debt service and fixed charge coverage (trailing 12 months) (1)	> 1.5x	4.7x
Maintenance of total unencumbered assets	> 150% of unsecured debt	242.5%
(1) Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any Debt (as defined in the covenants) by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our Debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters and subject to certain additional adjustments. Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of the first day of four-quarter period, nor does it purport to reflect our debt service coverage ratio for any future period. Fixed charge coverage is calculated in the same manner as the debt service coverage. The following is our calculation of debt service and fixed charge coverage as of March 31, 2026 (in thousands, for trailing twelve months):

Net income attributable to the Company	$1,120,542
Plus: interest expense, excluding the amortization of deferred financing costs	1,126,716
Plus: provision for taxes	95,883
Plus: depreciation and amortization	2,545,540
Plus: provisions for impairment	484,014
Plus: pro forma adjustments	232,491
Less: provisions for gains from sales or joint ventures	(190,746)
Income available for debt service, as defined	$5,414,440
Total pro forma debt service charge	$1,150,398
Debt service and fixed charge coverage ratio	4.7x
Credit Agency Ratings
The borrowing interest rates under our revolving credit facilities are based upon our ratings assigned by credit rating agencies. As of March 31, 2026, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook and Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook. In addition, we were assigned the following ratings on our commercial paper as of March 31, 2026: Moody's Investors Service has assigned a rating of P-2 and Standard & Poor's Ratings Group has assigned a rating of A-2.

Based on our credit rating agency ratings as of March 31, 2026, our credit facilities provide for (i) USD borrowings at Secured Overnight Financing Rate ("SOFR") plus 0.725% and (ii) British Pound Sterling ("GBP") borrowings at the Sterling Overnight Indexed Average (“SONIA”) plus 0.725%, and (iii) Euro ("EUR") borrowings at a benchmark rate selected in accordance with the credit agreement. A revolving credit facility commitment fee of 0.125% is payable on the total commitment amount. The credit agreement also provides flexibility to elect different interest rate tenors or daily rate options for each currency tranche.
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
Material Cash Requirements
The following table summarizes the maturity of each of our obligations as of March 31, 2026 (in millions):

	2026	2027	2028	2029	2030	Thereafter	Total
Credit Facilities (1)	$—	$1,342.3	$—	$551.9	$—	$—	$1,894.2
Commercial Paper (2)	414.9	—	—	—	—	—	414.9
Unsecured Term Loans	—	500.0	1,189.5	—	—	693.9	2,383.4
Mortgages Payable	11.6	22.4	1.3	1.3	0.9	—	37.5
Senior Unsecured Notes and Bonds	1,550.0	2,358.9	2,499.8	3,674.4	2,446.4	12,699.1	25,228.6
Interest (3)	848.2	1,033.1	860.1	774.8	627.2	3,053.2	7,196.6
Ground Leases Paid by the Company (4)	17.1	13.8	11.7	12.9	13.4	569.2	638.1
Ground Leases Paid by Our Clients (5)	23.8	30.0	27.2	24.9	23.3	311.1	440.3
Other (6)	580.2	187.2	22.2	—	—	4.3	793.9
Total	$3,445.8	$5,487.7	$4,611.8	$5,040.2	$3,111.2	$17,330.8	$39,027.5
(1) The initial terms of the RI Credit Facilities expire in April 2027 and April 2029 and include, at our option, two six-month extensions. The initial term of the Fund Credit Facilities expires in April 2029 and includes, at our option, two six-month extensions.
(2) Commercial paper programs outstanding were $414.9 million, maturing between April 2026 and June 2026.
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
(6) “Other” consists of $736.3 million of commitments under construction contracts, $42.3 million for tenant improvements, recurring capital expenditures, and building improvements, and $15.2 million in contingent purchase consideration obligations related to leasing activities at four U.K. retail park properties acquired in 2026.
In addition to the contractual obligation presented above, as of March 31, 2026, we had approximately $390.1 million of unfunded loan commitments related to certain loan investments. These commitments are not reflected in the table above, as the timing of the funding is dependent on borrower request and the satisfaction of customary conditions, and therefore cannot be reasonably estimated by period. See Note 18 Commitments and Contingencies to the consolidated financial statements for further details.
Investments in Unconsolidated Entities
As of March 31, 2026, our pro-rata share of secured debt of unconsolidated entities was approximately $659.2 million.

DIVIDEND POLICY
Distributions are paid monthly to holders of shares of our common stock.
Distributions are paid monthly to the limited partners holding common units of Realty Income, L.P., each on a per unit basis that is equal to the amount paid per share to our common stockholders (subject to the adjustment factor applicable to those units at the time of such distribution).
In order to maintain our status as a real estate investment trust ("REIT") for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2025, our cash distributions to common stockholders totaled $2.92 billion, or approximately 159.0% of our estimated taxable income of $1.84 billion. Certain measures are available to us to reduce or eliminate our tax exposure as a REIT, and accordingly, no provision for U.S. federal income taxes, other than our taxable REIT subsidiaries (each, a "TRS"), has been made. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance. We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our cash on hand and funds from operations are sufficient to support our current level of cash distributions to our stockholders. We distributed $0.81 per share to stockholders during the three months ended March 31, 2026, representing 71.7% of our diluted Adjusted Funds from Operations Available to Common Stockholders ("AFFO") per share of $1.13.
Future distributions will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, Funds from Operations Available to Common Stockholders ("FFO"), Normalized Funds from Operations Available to Common Stockholders ("Normalized FFO"), AFFO, cash flow from operations, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), our debt service requirements, and any other factors the Board of Directors may deem relevant. In addition, our RI Credit Facilities contain financial covenants that could limit the amount of distributions payable by us in the event of a default, and which prohibit the payment of distributions on our common stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our RI Credit Facilities.
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

RESULTS OF OPERATIONS
The following is a comparison of our results of operations for the three months ended March 31, 2026 and 2025.
Total Revenue
The following summarizes our total revenue (in thousands):

	Three months ended March 31,
	2026	2025	Change
Rental (excluding reimbursements)	$1,343,332	$1,225,679	$117,653
Rental (reimbursements)	97,485	87,378	10,107
Interest income on financing receivables	32,130	32,635	(505)
Interest and dividend income on loans and preferred equity investments	70,110	34,736	35,374
Other	5,670	77	5,593
Total revenue	$1,548,727	$1,380,505	$168,222
Rental Revenue (excluding reimbursements)
The table below summarizes the increase in rental revenue (excluding reimbursements) in the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three months ended March 31,
	Number of Properties	2026	2025	Change
Properties acquired during 2026 & 2025	468	$77,650	$5,891	$71,759
Same store rental revenue	14,738	1,198,106	1,187,876	10,230
Constant currency adjustment (1)	N/A	4,660	(10,239)	14,899
Properties sold during and prior to 2026	526	2,414	18,440	(16,026)
Straight-line rent and other non-cash adjustments	N/A	(4,409)	(3,293)	(1,116)
Vacant rents, development and other (2)	365	24,569	25,606	(1,037)
Other excluded revenue (3)	N/A	40,342	1,398	38,944
Total		$1,343,332	$1,225,679	$117,653
(1)For purposes of comparability, same store rental revenue is presented on a constant currency basis using the exchange rate as of March 31, 2026.
(2)Relates to the aggregate of (i) rental revenue from 262 properties that were available for lease during part of 2026 or 2025 for the three months ended March 31, 2026 and (ii) rental revenue for 103 properties under development or completed developments that do not meet our same store pool definition for the three months ended March 31, 2026.
(3)"Other excluded revenue" primarily consists of reimbursements related to lease termination fees and other settlement income.
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
Of the 17,426 in-place leases in the portfolio, 13,972, or 80.2%, were under leases that provide for increases in rents through: base rent increases tied to inflation (typically subject to ceilings), percentage rent based on a percentage of the clients’ gross sales, fixed increases, or a combination of two or more of the aforementioned rent provisions.
Rent based on a percentage of our clients' gross sales, or percentage rent, was $4.2 million and $5.8 million for the three months ended March 31, 2026 and 2025, respectively. Percentage rent represents less than 1% of rental revenue.
As of March 31, 2026, our portfolio of 15,571 properties was 98.9% leased with 172 properties available for lease or sale, as compared to 98.5% leased with 231 properties available for lease as of March 31, 2025. It has been our experience that approximately 1% to 4% of our property portfolio will be available for lease at any given time; however, it is possible that the number of properties available for lease or sale could increase in the future, given the nature of economic cycles and other unforeseen global events.

Rental Revenue (reimbursements)
A number of our leases provide for contractually obligated reimbursements from clients for recoverable real estate taxes and operating expenses. Contractually obligated reimbursements by our clients increased by $10.1 million for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to higher reimbursable property taxes and maintenance due to growth in our portfolio.
Interest Income on Financing Receivables
Interest income on financing receivables decreased by $0.5 million for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to lower interest income on certain sale-leaseback transactions.
Interest and Dividend Income on Loans and Preferred Equity Investments
Interest and dividend income on loans and preferred equity investments increased by $35.4 million for the three months ended March 31, 2026 as compared to the same period in 2025, primarily driven by growth in our loan and preferred equity portfolio.
Other Revenue
Other revenue increased by $5.6 million for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to higher solar electricity tax credits received during the quarter.
Expenses
The following summarizes our total expenses (in thousands):

	Three months ended March 31,
	2026	2025	Change
Depreciation and amortization	$630,275	$608,935	$21,340
Interest	291,940	268,374	23,566
Property (excluding reimbursements)	19,358	19,303	55
Property (reimbursements)	97,485	87,378	10,107
General and administrative	58,885	44,044	14,841
Provisions for impairment	129,268	116,589	12,679
Merger, transaction, and other costs, net	10,787	279	10,508
Total expenses	$1,237,998	$1,144,902	$93,096
Total revenue (1)	$1,451,242	$1,293,127
General and administrative expenses as a percentage of total revenue (1)	4.1%	3.4%
Property expenses (excluding reimbursements) as a percentage of total revenue (1)	1.3%	1.5%
(1) Excludes client reimbursements.
Depreciation and Amortization
Depreciation and amortization increased by $21.3 million for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to the acquisitions of properties in 2025 and 2026, which were partially offset by property dispositions.

Interest Expense
The following is a summary of the components of our interest expense (in thousands):

	Three months ended March 31,
	2026	2025	Change
Interest on our revolving credit facilities, commercial paper, term loans, mortgages, senior unsecured notes and bonds, and interest rate swaps	$279,282	$266,611	$12,671
Credit facility commitment fees	1,626	1,328	298
Amortization of debt origination and deferred financing costs	8,823	5,920	2,903
Gain on interest rate swaps	(1,854)	(1,905)	51
Amortization of net mortgage and note discounts	6,320	717	5,603
Capital lease obligation	1,219	524	695
Interest capitalized	(3,476)	(4,821)	1,345
Interest expense	$291,940	$268,374	$23,566
Revolving credit facilities, commercial paper, term loans, mortgages and senior unsecured notes and bonds
Average outstanding balances	$29,256,268	$27,183,230	$2,073,038
Weighted average interest rates	3.82%	3.94%
Interest expense increased by $23.6 million, or 8.8%, for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to higher average borrowings in 2026, as well as higher amortization of mortgage and note premiums and discounts and deferred financing costs. See notes to the accompanying consolidated financial statements for additional information regarding our indebtedness.
Property Expenses (excluding reimbursements)
Property expenses (excluding reimbursements) consist of costs associated with properties available for lease, non-net-leased properties and general portfolio expenses and include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections and legal fees.
Property expenses (excluding reimbursements) increased by $0.1 million for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to the volume of asset acquisitions during the period resulting in higher repairs and maintenance costs, offset by lower insurance premiums.
Property Expenses (reimbursements)
Property expenses (reimbursements) consist of property taxes and operating costs paid on behalf of our clients. Property expenses (reimbursements) increased by $10.1 million for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to higher reimbursable property taxes and maintenance due to growth in our portfolio.
General and Administrative Expenses
General and administrative expenses are expenditures related to the operations of our company, including employee-related costs, professional fees, and other general overhead costs associated with running our business.
General and administrative expenses increased by $14.8 million for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to higher employee costs as we continue to invest in our people and our platform.
Provisions for Impairment
The following table summarizes our provisions for impairment during the periods indicated below (in thousands):

	Three months ended March 31,
	2026	2025	Change
Provisions for impairment of real estate	$90,165	$97,418	$(7,253)
Provisions for credit losses	39,103	19,171	19,932
Provisions for impairment	$129,268	$116,589	$12,679

Provisions for impairment of real estate decreased by $7.3 million during the three months ended March 31, 2026 as compared to the same period in 2025. The decrease is primarily due to larger impairments recorded in 2025 related to properties leased to clients in bankruptcy. The impairment charges in the current period primarily relate to properties that are vacant or more likely than not to be sold over the next twelve months.
Provisions for credit losses increased by $19.9 million during the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to higher initial expected credit losses on loans acquired during the three months ended March 31, 2026.
Merger, Transaction, and Other Costs, Net
Merger, transaction, and other costs, net increased by $10.5 million for the three months ended March 31, 2026, as compared with the same period in 2025, primarily due to expensed acquisition costs and placement fees incurred in fundraising for the Fund.
Gain on Sales of Real Estate
The following summarizes our property dispositions (dollars in thousands):

	Three months ended March 31,
	2026	2025	Change
Number of properties sold	97	55	42
Net sales proceeds	$187,979	$92,573	$95,406
Gain on sales of real estate	$35,642	$22,537	$13,105
Foreign Currency and Derivative Loss, Net
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
Foreign currency and derivative loss, net increased by $14.5 million, primarily due to the impact of foreign currency fluctuations on our foreign-denominated assets and liabilities, as well as derivative instruments we executed to reduce the effect of these fluctuations.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated entities decreased by $1.7 million for the three months ended March 31, 2026 as compared to the same period in 2025, primarily attributable to a gain on sale from an easement within our data center joint venture recorded in 2025 with no comparable gain recorded in 2026.
Other Income, Net
Other income, net increased by $7.9 million for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to a non-recurring insurance commutation gain realized during the quarter.
Income Taxes
Income taxes primarily consist of international income taxes accrued or paid by us and our subsidiaries, as well as state and local taxes. The increase of $10.5 million in income taxes for the three months ended March 31, 2026 as compared to the same period in 2025 is primarily attributable to higher taxable income in the U.K. and Europe.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests increased by $7.5 million for the three months ended March 31, 2026 as compared to the same period in 2025, primarily attributable to the launch of the Fund in the fourth quarter of 2025.

NON-GAAP FINANCIAL MEASURES
Adjusted Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate ("Adjusted EBITDAre")
Nareit established an EBITDA metric for real estate companies (i.e., EBITDA for real estate, or EBITDAre) it believed would provide investors with a consistent measure to help make investment decisions among certain REITs. Our definition of “Adjusted EBITDAre” is generally consistent with the Nareit definition, other than our adjustment to remove foreign currency and derivative gain and loss and merger, transaction, and other costs, net. We define Adjusted EBITDAre, a non-GAAP financial measure, for the most recent quarter as earnings (net income) before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) executive severance charge, (v) provisions for impairment, (vi) merger, transaction, and other costs, net, (vii) gain on sales of real estate, (viii) foreign currency and derivative gain and loss, net, and (ix) equity in earnings of unconsolidated entities. Our Adjusted EBITDAre may not be comparable to Adjusted EBITDAre reported by other companies or as defined by Nareit, and other companies may interpret or define Adjusted EBITDAre differently than we do. Management believes Adjusted EBITDAre to be a meaningful measure of a REIT’s performance because it provides a view of our operating performance, analyzes our ability to meet interest payment obligations before the effects of income tax, depreciation and amortization expense, provisions for impairment, gain on sales of real estate and other items, as defined above, that affect comparability, including the removal of non-recurring and non-cash items that industry observers believe are less relevant to evaluating the operating performance of a company. In addition, EBITDAre is widely followed by industry analysts, lenders, investors, rating agencies, and others as a means of evaluating the operating performance of business activities prior to servicing debt obligations. Management also believes the use of an Annualized Adjusted EBITDAre metric is meaningful because it represents our current earnings run rate for the period presented. Adjusted EBITDAre should be considered along with, but not as an alternative to net income as a measure of our operating performance. We define Annualized Pro Forma Adjusted EBITDAre as Annualized Adjusted EBITDAre, subject to certain adjustments to incorporate Adjusted EBITDAre from investments we acquired or stabilized during the applicable quarter and Adjusted EBITDAre from investments we disposed of during the applicable quarter, and include transaction accounting adjustments in accordance with U.S. GAAP, giving pro forma effect to all transactions as if they occurred at the beginning of the applicable quarter. Our calculation includes all adjustments consistent with the requirements to present Annualized Adjusted EBITDAre on a pro forma basis in accordance with Article 11 of Regulation S-X. We believe Annualized Pro Forma Adjusted EBITDAre is a useful non-GAAP supplemental measure, as it excludes investments that were no longer owned at the balance sheet date and includes the annualized base rent from investments acquired during the quarter. Management also uses our ratio of Net Debt/Annualized Pro Forma Adjusted EBITDAre as measures of leverage in assessing our financial performance, which is calculated as net debt (which we define as total debt, excluding deferred financing costs and net discounts, less consolidated cash and cash equivalents), divided by Annualized Pro Forma Adjusted EBITDAre. The ratio of our net debt to our Annualized Pro Forma Adjusted EBITDAre is also used to determine vesting of performance share awards granted to our executive officers.

The following is a reconciliation of net income (which we believe is the most comparable U.S. GAAP measure) to Adjusted EBITDAre and Annualized Pro Forma Adjusted EBITDAre calculations for the period indicated below (dollars in thousands):

	Three months ended March 31,
	2026
Net income	$320,935
Interest	291,940
Income taxes	26,195
Depreciation and amortization	630,275
Executive severance charge (1)	1,591
Provisions for impairment	129,268
Merger, transaction, and other costs, net	10,787
Gain on sales of real estate	(35,642)
Foreign currency and derivative loss, net	17,020
Equity in earnings of unconsolidated entities	(2,669)
Adjusted EBITDAre	$1,389,700
Annualized Adjusted EBITDAre (2)	$5,558,800
Annualized Pro Forma Adjustments	$143,520
Annualized Pro Forma Adjusted EBITDAre	$5,702,320
Total debt per the consolidated balance sheets, excluding deferred financing costs and net discounts	$29,958,566
Less: Cash and cash equivalents	(373,543)
Net Debt (3)	$29,585,023
Net Debt/Annualized Pro Forma Adjusted EBITDAre	5.2	x
(1) The executive severance charge reflects certain benefits related to our Chief Legal Officer's expected departure in September 2026.
(2) We calculate Annualized Adjusted EBITDAre by multiplying the Adjusted EBITDAre for the applicable quarter by four.
(3) Net Debt is total debt, excluding deferred financing costs and net discounts, less consolidated cash and cash equivalents.
As described above, the Annualized Pro Forma Adjustments, which include transaction accounting adjustments in accordance with U.S. GAAP, consist of adjustments to incorporate the Adjusted EBITDAre from investments we acquired or stabilized during the applicable quarter and Adjusted EBITDAre from investments we disposed of during the applicable quarter, giving pro forma effect to all transactions as if they occurred at the beginning of the applicable quarter, consistent with the requirements of Article 11 of Regulation S-X. The following table summarizes our Annualized Pro Forma Adjustments related to our Annualized Pro Forma Adjusted EBITDAre calculation for the period indicated below (in thousands):

Three months ended March 31,
2026
Annualized pro forma adjustments from investments acquired or stabilized	$155,758
Annualized pro forma adjustments from investments disposed	(12,238)
Annualized Pro Forma Adjustments	$143,520

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
The following summarizes our FFO and Normalized FFO (in millions, except per share data):

	Three months ended March 31,
	2026	2025	% Change
FFO available to common stockholders	$993.6	$937.7	6.0%
FFO per common share (1)	$1.06	$1.05	1.0%
Normalized FFO available to common stockholders	$1,004.4	$937.9	7.1%
Normalized FFO per common share (1)	$1.07	$1.05	1.9%
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

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable U.S. GAAP measure) to FFO and Normalized FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (in thousands, except per share amounts):

	Three months ended March 31,
	2026	2025
Net income available to common stockholders	$311,766	$249,815
Depreciation and amortization	630,275	608,935
Depreciation of furniture, fixtures and equipment	(787)	(538)
Provisions for impairment of real estate	90,165	97,418
Gain on sales of real estate	(35,642)	(22,537)
Proportionate share of adjustments for unconsolidated entities	9,478	6,255
FFO adjustments allocable to noncontrolling interests	(11,654)	(1,693)
FFO available to common stockholders	$993,601	$937,655
FFO allocable to dilutive noncontrolling interests	2,033	2,425
Diluted FFO	$995,634	$940,080

FFO available to common stockholders	$993,601	$937,655
Merger, transaction, and other costs, net (1)	10,787	279
Normalized FFO available to common stockholders	$1,004,388	$937,934
Normalized FFO allocable to dilutive noncontrolling interests	2,033	2,425
Diluted Normalized FFO	$1,006,421	$940,359

FFO per common share：
Basic	$1.07	$1.05
Diluted	$1.06	$1.05
Normalized FFO per common share:
Basic	$1.08	$1.05
Diluted	$1.07	$1.05
Distributions paid to common stockholders	$758,032	$711,824
FFO after distributions	$235,569	$225,831
Normalized FFO after distributions	$246,356	$226,110
Weighted average number of common shares used for FFO and Normalized FFO:
Basic	931,977	891,666
Diluted	937,128	895,033
(1)During the three months ended March 31, 2026, we incurred $10.8 million of merger, transaction, and other costs, net, primarily consisting of costs incurred directly attributable to acquisitions during the quarter and placement fees incurred in fundraising for the U.S. Core Plus Fund.

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS
We define AFFO, a non-GAAP measure, as FFO adjusted for unique revenue and expense items, which we believe are not as pertinent to the measurement of our ongoing operating performance. We define diluted AFFO as AFFO adjusted for dilutive noncontrolling interests.
The following summarizes our AFFO (in millions, except per share data):

	Three months ended March 31,
	2026	2025	% Change
AFFO available to common stockholders	$1,057.6	$949.7	11.4%
AFFO per common share (1)	$1.13	$1.06	6.6%
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

	Three months ended March 31,
	2026	2025
Net income available to common stockholders	$311,766	$249,815
Cumulative adjustments to calculate Normalized FFO (1)	692,622	688,119
Normalized FFO available to common stockholders	1,004,388	937,934
Debt-related non-cash items:
Amortization of net debt discounts and deferred financing costs	15,378	6,633
Amortization of acquired interest rate swap value (2)	1,531	3,711
Capital expenditures from operating properties:
Leasing costs and commissions	(1,354)	(880)
Recurring capital expenditures	(170)	(19)
Other non-cash items:
Non-cash change in allowance for credit losses	39,103	19,171
Amortization of share-based compensation	11,383	5,899
Straight-line rent and expenses, net	(39,510)	(43,812)
Amortization of above and below-market leases, net	13,880	15,326
Deferred tax expense (benefit)	1,437	(104)
Proportionate share of adjustments for unconsolidated entities	(454)	37
Executive severance charge (3)	1,591	—
Other adjustments (4)	10,350	5,820
AFFO available to common stockholders	$1,057,553	$949,716
AFFO allocable to dilutive noncontrolling interests	2,434	2,401
Diluted AFFO	$1,059,987	$952,117
AFFO per common share:
Basic	$1.13	$1.07
Diluted	$1.13	$1.06
Distributions paid to common stockholders	$758,032	$711,824
AFFO after distributions	$299,521	$237,892
Weighted average number of common shares used for AFFO:
Basic	931,977	891,666
Diluted	937,128	895,033
(1)See reconciling items for Normalized FFO presented under “Funds from Operations Available to Common Stockholders and Normalized Funds from Operations Available to Common Stockholders".
(2)Includes the amortization of the purchase price allocated to interest rate swaps acquired in the merger with Spirit.
(3)The executive severance charge reflects certain benefits related to our Chief Legal Officer's expected departure in September 2026.
(4)Includes primarily non-cash foreign currency losses (gains) from remeasurement to USD, mark-to-market adjustments on investments and derivatives that are non-cash in nature, obligations related to financing lease liabilities, and adjustments allocable to noncontrolling interests.

PROPERTY PORTFOLIO INFORMATION
As of March 31, 2026, most of the properties in our portfolio were leased under net lease agreements. A net lease typically requires the client to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, clients of our properties typically pay rent increases based on: (1) fixed increases, (2) increases tied to inflation (typically subject to ceilings), or (3) additional rent calculated as a percentage of the clients' gross sales above a specified level.
We define total portfolio annualized base rent as our pro-rata share of contractual monthly base rent for all leases in place and exchange rates as of the balance sheet date, multiplied by 12, and excluding percentage rent and income on loans and preferred equity investments. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. Total annualized base rent has not been reduced to reflect reserves recorded as reductions to GAAP rental revenue in the periods presented. We believe total annualized base rent is a useful supplemental operating measure, as it excludes properties that were no longer owned at the balance sheet date and includes the annualized rent from properties acquired during the quarter.
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
	March 31, 2026	December 31, 2025 (1)
Grocery	11.0%	11.1%
Convenience Stores	9.4	9.5
Home Improvement	6.4	6.4
Dollar Stores	6.0	6.1
Restaurants-Quick Service	4.8	4.8
Automotive Service	4.3	4.3
Drug Stores	4.2	4.3
Health and Fitness	4.2	4.4
Restaurants-Casual Dining	3.8	3.8
General Merchandise	3.7	3.5
Gaming	3.2	3.1
Home Furnishings	3.0	2.8
Transportation Services	2.9	2.9
Health Care	2.7	2.7
Apparel Stores	2.5	2.6
Sporting Goods	2.5	2.4
Wholesale Clubs	2.1	2.2
Motor Vehicle Dealerships	1.9	1.7
Entertainment	1.9	1.9
Theaters	1.8	1.9
(1) Annualized Base Rent percentages have been recast to conform to the current period presentation.
Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of March 31, 2026 (dollars and square footage in thousands):

Property Type	Number of Properties	Leasable Square Feet (1)	Annualized Base Rent	Percentage of Annualized Base Rent
Retail	14,914	216,746	$4,125,529	78.9%
Industrial	586	121,613	808,288	15.5
Gaming	2	5,053	165,629	3.2
Other (2)	69	4,216	125,722	2.4
Total	15,571	347,628	$5,225,168	100.0%
(1)Represents leasable building square footage, which includes our portfolio of unconsolidated joint ventures based on ownership percentage and deducts noncontrolling interests. Excludes 2,962 acres of leased land categorized as agriculture as of March 31, 2026.
(2)"Other" primarily includes 27 properties classified as agriculture with $35.8 million in annualized base rent, 15 properties classified as office with $33.3 million in annualized base rent, 21 properties classified as country clubs with $28.0 million in annualized base rent, and three properties classified as data centers with $24.6 million in annualized base rent, as well as one land parcel under development.
Client Diversification
The following table sets forth the 20 largest clients in our property portfolio, expressed as a percentage of total portfolio annualized base rent, which does not give effect to deferred rent or interest earned on loans and preferred equity investments, as of March 31, 2026:

Client	Number of Leases	Percentage of Total Portfolio Annualized Base Rent (1)
Dollar General	1,829	3.3%
7-Eleven	803	3.2
Walgreens	396	3.1
Family Dollar	1,253	2.6
Life Time Group	41	2.1
(B&Q) Kingfisher	73	2.0
Wynn Resorts	1	2.0
EG Group	414	1.9
FedEx	80	1.8
Asda	41	1.6
Sainsbury's	40	1.5
BJ's Wholesale Club	45	1.5
Tesco	30	1.4
Tractor Supply	255	1.4
MGM (Bellagio)	1	1.2
CVS Pharmacy	207	1.1
Carrefour	43	1.1
Home Depot	41	0.9
Walmart / Sam's Club	62	0.9
Decathlon	85	0.9
Total	5,740	35.3%
(1)Amounts for each client are calculated independently; therefore, the individual percentages may not sum to the total.

Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the client) and their contribution to total portfolio annualized base rent as of March 31, 2026 (dollars in thousands):

	Total Portfolio (1)
	Expiring Leases		Annualized Base Rent	Percentage of Annualized Base Rent
Year	Retail	Non-Retail
2026	578	20	$116,460	2.2%
2027	1,599	55	352,199	6.7
2028	1,796	75	419,463	8.0
2029	1,916	52	456,222	8.7
2030	1,346	53	374,942	7.2
2031	1,190	78	445,024	8.5
2032	1,250	50	342,846	6.6
2033	1,076	29	321,532	6.2
2034	818	37	356,789	6.8
2035	738	29	233,773	4.5
2036	671	31	230,481	4.4
2037	551	23	146,674	2.8
2038	409	23	144,008	2.8
2039	534	8	145,947	2.8
2040	415	8	160,691	3.1
2041-2143	1,844	124	978,117	18.7
Total	16,731	695	$5,225,168	100.0%
(1)Leases on our multi-tenant properties are counted separately in the table above.

Geographic Diversification
The following table sets forth certain geographic information regarding our property portfolio as of March 31, 2026 (square footage in thousands):

Location	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Percentage of Annualized Base Rent
Alabama	504	100%	6,062	1.7%
Alaska	16	94	623	0.2
Arizona	287	99	4,377	1.7
Arkansas	314	100	3,411	0.9
California	364	98	14,242	4.5
Colorado	198	99	3,732	1.3
Connecticut	57	100	2,638	0.6
Delaware	26	96	283	0.1
Florida	1,074	99	12,928	4.9
Georgia	716	99	10,958	3.3
Hawaii	22	100	48	0.1
Idaho	40	98	415	0.2
Illinois	590	100	13,250	4.0
Indiana	479	99	12,039	2.3
Iowa	123	99	4,313	0.7
Kansas	201	99	5,199	0.9
Kentucky	454	100	6,460	1.4
Louisiana	377	100	5,798	1.6
Maine	112	99	1,304	0.5
Maryland	100	99	4,022	1.1
Massachusetts	213	99	7,835	3.8
Michigan	585	100	8,563	2.5
Minnesota	283	96	5,474	1.6
Mississippi	337	100	5,393	1.1
Missouri	430	98	6,488	1.6
Montana	31	100	396	0.2
Nebraska	85	100	1,298	0.3
Nevada	80	100	4,657	1.8
New Hampshire	68	96	1,265	0.4
New Jersey	152	95	2,722	1.2
New Mexico	149	100	2,220	0.7
New York	378	99	6,667	2.5
North Carolina	490	99	9,858	2.5
North Dakota	26	100	595	0.2
Ohio	824	98	21,904	4.0
Oklahoma	390	100	5,492	1.5
Oregon	42	100	698	0.3
Pennsylvania	369	95	7,413	1.8
Rhode Island	34	100	337	0.2
South Carolina	387	99	6,021	1.7
South Dakota	40	100	603	0.2
Tennessee	585	100	9,735	2.4
Texas	1,828	98	33,433	9.3
Utah	55	100	2,536	0.6
Vermont	20	100	189	0.1
Virginia	420	99	8,501	2.5
Washington	82	100	1,795	0.6
West Virginia	109	100	949	0.3
Wisconsin	329	100	8,002	1.7
Wyoming	24	100	205	0.1
Puerto Rico	6	100	59	*
U.S. Virgin Islands	1	100	38	*
France	45	98	2,703	0.5
Germany	6	100	1,852	0.3
Ireland	24	100	2,532	0.8
Italy	87	100	4,034	1.1
Netherlands	2	100	2,915	0.5
Poland	4	100	3,551	0.5
Portugal	8	100	474	0.1
Spain	102	98	8,865	1.6
United Kingdom	387	99	37,259	14.9
Total/average	15,571	99%	347,628	100.0%
*Less than 0.1%

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
For information on the impact of new accounting standards on our consolidated financial statements, see note 1, Summary of Significant Accounting Policies, to our Consolidated Financial Statements.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements have been prepared in accordance with U.S. GAAP and are the basis for our discussion and analysis of financial condition and results of operations. Preparing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. We believe that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. There have been no material changes to the Critical Accounting Policies disclosed in our annual report on Form 10-K for the year ended December 31, 2025. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in note 1, Summary of Significant Accounting Policies, to our consolidated financial statements in our annual report.
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
The following table presents, by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of March 31, 2026. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes.

Expected Maturity Data
The following table summarizes the maturity of our debt as of March 31, 2026 (dollars in millions):

	Consolidated Fixed Rate Debt				Consolidated Variable Rate Debt				End of Period Interest Rate (3)
Year Principal Due	Unsecured Term Loans	Mortgages Payable	Senior Unsecured Notes and Bonds	Subtotal	RI Credit Facilities	Fund Credit Facilities	Commercial Paper	Total Consolidated Debt Principal	Fixed Rate Debt (4)	Variable Rate Debt
2026	$—	$11.6	$1,550.0	$1,561.6	$—	$—	$414.9	$1,976.5	4.48%	2.80%
2027	500.0	22.4	2,358.9	2,881.3	1,342.3	—	—	4,223.6	2.81	3.17
2028	1,189.5	1.3	2,499.8	3,690.6	—	—	—	3,690.6	3.55	—
2029	—	1.3	3,674.4	3,675.7	426.9	125.0	—	4,227.6	3.85	4.51
2030	—	0.9	2,446.4	2,447.3	—	—	—	2,447.3	3.74	—
Thereafter	693.9	—	12,699.1	13,393.0	—	—	—	13,393.0	4.16	—
Total (1)	$2,383.4	$37.5	$25,228.6	$27,649.5	$1,769.2	$125.0	$414.9	$29,958.6	3.88%	3.42%
Fair Value (2)	$2,383.4	$37.1	$24,162.7	$26,583.2	$1,769.2	$125.0	$414.9	$28,892.3
(1)Excludes net discounts recorded on mortgages payable, net discounts recorded on notes payable, and deferred financing costs on term loans, mortgages payable, and notes payable.
(2)We base the estimated fair value of our fixed rate mortgages and private senior notes payable as of March 31, 2026, on the relevant forward interest rate curve, plus an applicable credit-adjusted spread. We base the estimated fair value of the publicly traded fixed rate senior notes and bonds as of March 31, 2026, on the indicative market prices and recent trading activity of our senior notes and bonds payable. We believe that the carrying values of the credit facilities, commercial paper borrowings, and term loans reasonably approximate their estimated fair values as of March 31, 2026.
(3)Calculated as the weighted average interest rate as of March 31, 2026. The weighted average interest rates reflect the effective fixed rate for floating rate debt that is fixed through interest rate swaps.
(4)In connection with our merger with Spirit in January 2024, we effectively assumed Spirit’s existing term loans and fixed rate swaps, which carry a weighted average fixed interest rate of 3.3% for our term loan maturing in August 2027. In November 2025, we entered into interest rate swaps, which fixed our per annum interest rate at 4.3% for our term loan initially maturing in January 2028. In March 2026, we closed a $693.9 million unsecured term loan due January 2036 at a fixed rate of 4.9%. Concurrently, we executed a cross-currency swap on $500.0 million of proceeds for approximately €431.0 million, achieving an effective blended borrowing rate of 4.34%.
The table above incorporates only those exposures that exist as of March 31, 2026. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.
As of March 31, 2026, our outstanding mortgages payable, notes, and bonds had fixed interest rates. Interest on our credit facilities and commercial paper borrowings and term loans is variable. However, the variable interest rate feature on certain term loans has been mitigated by interest rate swap agreements, while one term loan bears a fixed contractual rate. As of March 31, 2026, a 1% change in interest rates on our variable-rate debt would change our interest rate costs by $23.1 million.
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
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.
Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2026 our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.                              OTHER INFORMATION
Item 1A:                             Risk Factors
You should carefully consider the risks described in "Item 1A, Risk Factors" in Part I of our annual report on Form 10-K for the year ended December 31, 2025, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2025.
Item 2:                              Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents the number and average price of shares purchased during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Average Price Paid per Share	Maximum Dollar Value of Shares that May be Repurchased Under the Program
January 1, 2026 — January 31, 2026	79,719	$56.37	1,761,600	$57.85	$1,898,091,440
February 1, 2026 — February 28, 2026	114,709	$66.11	—	$—	$1,898,091,440
March 1, 2026 — March 31, 2026	5,288	$65.67	—	$—	$1,898,091,440
Total	199,716	$62.21	1,761,600	$57.85
(1)All 199,716 shares of common stock purchased during the three months ended March 31, 2026 were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the Realty Income 2021 Incentive Award Plan. The withholding of common stock by us could be deemed a purchase of such common stock.
(2)We are authorized to repurchase up to $2.0 billion in shares of our common stock under our share repurchase program, which will expire in January 2028.

Item 5:                              Other Information
(a) None.
(b) None.
(c) Director and Officer Trading Arrangements
During the three months ended March 31, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6:                             Exhibits

Exhibit No.	Description
Instruments defining the rights of security holders, including indentures
4.1
Indenture dated October 28, 1998 between the Company and The Bank of New York (filed as exhibit 4.1 to the Company’s Form 8-K, filed on October 28, 1998 (File No. 001-13374) and incorporated herein by reference).

4.2
Form of 3.500% Convertible Senior Note due 2029 issued on January 18, 2026 (filed as exhibit 4.2 and contained in exhibit 4.1 to the Company's Form 8-K, filed on January 8, 2026 (File No. 001-13374) and incorporated herein by reference).

4.3
Indenture, dated as of January 8, 2026, between Realty Income Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee. (filed as Exhibit 4.1 to the Company's Form 8-K, filed on January 8, 2026 (File No. 001-13374) and incorporated by reference herein).

4.4
Form of 4.750% Note due 2033 issued on April 7, 2026 (filed as exhibit 4.2 and contained in exhibit 4.3 to the Company’s Form 8-K, filed on April 7, 2026 (File No. 001-13374) and incorporated herein by reference).

4.5
Officers' Certificate dated April 7, 2026, pursuant to Sections 201, 301 and 303 of the Indenture dated as of October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing the terms of a new series of debt securities entitled “4.750% Notes due 2033” and including the forms of debt security (filed as Exhibit 4.3 to the Company's Form 8-K, filed on April 7, 2026 (File No. 001-13374) and incorporated herein by reference).

Material Contracts
10.1*	Transition Agreement and General Release, dated February 26, 2026, between Realty Income Corporation and Michelle Bushore.
Certifications
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Section 1350 Certifications as furnished by the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Interactive Data Files
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
**Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: May 6, 2026	/s/ NEALE REDINGTON
Neale Redington
Senior Vice President, Chief Accounting Officer