Form 10-Q
period 2026-06-30
REALTY INCOME CORP
filed 2026-08-06
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
or
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 1-13374
REALTY INCOME CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	33-0580106
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
11995 El Camino Real, San Diego, California 92130
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (858) 284-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Stock, $0.01 Par Value	O	New York Stock Exchange
1.125% Notes due 2027	O27A	New York Stock Exchange
1.875% Notes due 2027	O27B	New York Stock Exchange
5.000% Notes due 2029	O29B	New York Stock Exchange
1.625% Notes due 2030	O30	New York Stock Exchange
4.875% Notes due 2030	O30B	New York Stock Exchange
5.750% Notes due 2031	O31A	New York Stock Exchange
3.375% Notes due 2031	O31B	New York Stock Exchange
3.625% Notes due 2032	O32A	New York Stock Exchange
1.750% Notes due 2033	O33A	New York Stock Exchange
5.125% Notes due 2034	O34	New York Stock Exchange
3.875% Notes due 2035	O35B	New York Stock Exchange
6.000% Notes due 2039	O39	New York Stock Exchange
5.250% Notes due 2041	O41	New York Stock Exchange
2.500% Notes due 2042	O42	New York Stock Exchange
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
Yes  ☐  No  ☒
As of July 30, 2026, there were 946,218,033 shares of common stock outstanding.

REALTY INCOME CORPORATION
Index to Form 10-Q
June 30, 2026

PART I.                             FINANCIAL INFORMATION
Item 1:          Financial Statements
REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts) (unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Real estate held for investment, at cost:
Land	$18,906,217	$18,368,029
Buildings and improvements	45,672,483	43,824,410
Total real estate held for investment, at cost	64,578,700	62,192,439
Less accumulated depreciation and amortization	(9,466,261)	(8,778,536)
Real estate held for investment, net	55,112,439	53,413,903
Real estate and lease intangibles held for sale, net	153,134	91,784
Cash and cash equivalents	552,648	434,842
Accounts receivable, net	1,134,987	1,053,487
Lease intangible assets, net	5,616,706	5,717,241
Goodwill	4,932,199	4,932,199
Investment in loans and financing receivables, net	4,888,860	3,271,002
Investment in unconsolidated entities	1,348,453	1,256,456
Other assets, net	2,702,049	2,624,698
Total assets	$76,441,475	$72,795,612
LIABILITIES AND EQUITY
Distributions payable	$259,252	$255,171
Accounts payable and accrued expenses	1,119,132	1,060,969
Lease intangible liabilities, net	1,457,071	1,493,958
Other liabilities	1,020,290	1,066,809
Revolving credit facilities and commercial paper	2,762,585	2,023,414
Term loans, net	2,760,395	1,701,615
Mortgages payable, net	37,085	37,761
Notes payable, net	25,091,588	25,031,947
Total liabilities	$34,507,398	$32,671,644
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 1,300,000 shares authorized, 946,202 and 933,975 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	$50,845,906	$49,861,660
Distributions in excess of net income	(11,391,151)	(10,527,984)
Accumulated other comprehensive income	94,802	105,019
Total stockholders’ equity	$39,549,557	$39,438,695
Noncontrolling interests	2,384,520	685,273
Total equity	$41,934,077	$40,123,968
Total liabilities and equity	$76,441,475	$72,795,612
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
REVENUE
Rental (including reimbursements)	$1,426,467	$1,338,188	$2,867,284	$2,651,245
Interest income on financing receivables	32,024	32,382	64,154	65,017
Interest and dividend income on loans and preferred equity investments	88,517	39,480	158,627	74,216
Other	703	328	6,373	405
Total revenue	1,547,711	1,410,378	3,096,438	2,790,883
EXPENSES
Depreciation and amortization	644,677	647,849	1,274,952	1,256,784
Interest	312,083	283,824	604,023	552,198
Property (including reimbursements)	112,439	107,422	229,282	214,103
General and administrative	57,605	49,329	116,490	93,373
Provisions for impairment of real estate	54,185	142,255	144,350	239,673
Provisions for credit losses on loans and financing receivables	7,258	1,108	46,361	20,279
Merger, transaction, and other costs, net	2,058	331	12,845	610
Total expenses	1,190,305	1,232,118	2,428,303	2,377,020
Gain on sales of real estate	38,260	38,566	73,902	61,103
Foreign currency and derivative loss, net	(8,824)	(4,388)	(25,844)	(6,933)
Equity in earnings of unconsolidated entities	2,204	3,269	4,873	7,626
Other income, net	7,275	7,369	22,385	14,536
Income before income taxes	396,321	223,076	743,451	490,195
Income taxes	(25,808)	(24,065)	(52,003)	(39,722)
Net income	370,513	199,011	691,448	450,473
Net income attributable to noncontrolling interests	(26,558)	(2,092)	(35,727)	(3,739)
Net income available to common stockholders	$343,955	$196,919	$655,721	$446,734
Amounts available to common stockholders per common share:
Net income, basic and diluted	$0.37	$0.22	$0.70	$0.50
Weighted average common shares outstanding:
Basic	932,307	902,966	932,133	897,338
Diluted	934,662	903,716	934,435	898,115

Net income available to common stockholders	$343,955	$196,919	$655,721	$446,734
Other comprehensive income:
Foreign currency translation adjustment	1,118	54,425	(14,999)	99,640
Unrealized (loss) gain on derivatives, net	(43,550)	(31,464)	4,782	(42,089)
Total other comprehensive income	$(42,432)	$22,961	$(10,217)	$57,551
Comprehensive income available to common stockholders	$301,523	$219,880	$645,504	$504,285
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)
Three months ended June 30, 2026 and 2025

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income	Total stockholders ’ equity	Non- controlling interests	Total equity
Balance, March 31, 2026	932,474	$49,984,064	$(10,973,813)	$137,234	$39,147,485	$2,088,184	$41,235,669
Net income	—	—	343,955	—	343,955	26,558	370,513
Other comprehensive income	—	—	—	(42,432)	(42,432)	—	(42,432)
Distributions paid and payable	—	—	(761,293)	—	(761,293)	(19,038)	(780,331)
Share issuances, net of costs	13,703	827,365	—	—	827,365	—	827,365
Share repurchases	—	(6)	—	—	(6)	—	(6)
Contributions by noncontrolling interests, net of costs	—	(141)	—	—	(141)	317,523	317,382
Purchase of noncontrolling interests	—	(3,236)	—	—	(3,236)	(294)	(3,530)
Reallocation of equity	—	28,413	—	—	28,413	(28,413)	—
Share-based compensation, net	25	9,447	—	—	9,447	—	9,447
Balance, June 30, 2026	946,202	$50,845,906	$(11,391,151)	$94,802	$39,549,557	$2,384,520	$41,934,077

Balance, March 31, 2025	903,062	$48,075,527	$(9,117,085)	$72,819	$39,031,261	$210,926	$39,242,187
Net income	—	—	196,919	—	196,919	2,092	199,011
Other comprehensive income	—	—	—	22,961	22,961	—	22,961
Distributions paid and payable	—	—	(731,229)	—	(731,229)	(2,976)	(734,205)
Share issuances, net of costs	11,200	625,037	—	—	625,037	—	625,037
Contributions by noncontrolling interests, net of costs	—	—	—	—	—	187	187
Share-based compensation, net	23	8,157	—	—	8,157	—	8,157
Balance, June 30, 2025	914,285	$48,708,721	$(9,651,395)	$95,780	$39,153,106	$210,229	$39,363,335

Six months ended June 30, 2026 and 2025
	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income	Total stockholders ’ equity	Non- controlling interests	Total equity
Balance, December 31, 2025	933,975	$49,861,660	$(10,527,984)	$105,019	$39,438,695	$685,273	$40,123,968
Net income	—	—	655,721	—	655,721	35,727	691,448
Other comprehensive income	—	—	—	(10,217)	(10,217)	—	(10,217)
Distributions paid and payable	—	—	(1,518,888)	—	(1,518,888)	(29,990)	(1,548,878)
Share issuances, net of costs	13,753	830,566	—	—	830,566	—	830,566
Share repurchases	(1,761)	(101,915)	—	—	(101,915)	—	(101,915)
Contributions by noncontrolling interests, net of costs	—	(20,714)	—	—	(20,714)	1,964,897	1,944,183
Purchase of noncontrolling interests	—	(3,236)	—	—	(3,236)	(294)	(3,530)
Reallocation of equity	—	271,093	—		271,093	(271,093)	—
Share-based compensation, net	235	8,452	—	—	8,452	—	8,452
Balance, June 30, 2026	946,202	$50,845,906	$(11,391,151)	$94,802	$39,549,557	$2,384,520	$41,934,077

Balance, December 31, 2024	891,511	$47,451,068	$(8,648,559)	$38,229	$38,840,738	$210,948	$39,051,686
Net income	—	—	446,734	—	446,734	3,739	450,473
Other comprehensive income	—	—	—	57,551	57,551	—	57,551
Distributions paid and payable	—	—	(1,449,570)	—	(1,449,570)	(5,987)	(1,455,557)
Share issuances, net of costs	22,488	1,252,937	—	—	1,252,937	—	1,252,937
Contributions by noncontrolling interests, net of costs	—	—	—	—	—	1,529	1,529
Share-based compensation, net	286	4,716	—	—	4,716	—	4,716
Balance, June 30, 2025	914,285	$48,708,721	$(9,651,395)	$95,780	$39,153,106	$210,229	$39,363,335
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$691,448	$450,473
Adjustments to net income:
Depreciation and amortization	1,274,952	1,256,784
Amortization of share-based compensation	20,651	14,009
Non-cash revenue adjustments	(48,283)	(52,425)
Amortization of net discounts on mortgages payable	151	137
Amortization of net discounts on notes payable	14,563	1,561
Amortization of deferred financing costs	17,945	13,082
Foreign currency and unrealized derivative gain, net	(34,223)	(46,060)
Non-cash interest rate swaps	(3,097)	1,606
Payment-in-kind interest	(6,491)	—
Gain on sales of real estate	(73,902)	(61,103)
Equity in earnings of unconsolidated entities	(4,873)	(7,626)
Distributions on common equity from unconsolidated entities	11,833	21,689
Provisions for impairment of real estate	144,350	239,673
Provisions for credit losses on loans and financing receivables	46,361	20,279
Deferred income tax expense	1,718	309
Change in assets and liabilities
Accounts receivable and other assets	(124,270)	(57,102)
Accounts payable, accrued expenses and other liabilities	90,752	52,899
Net cash provided by operating activities	2,019,585	1,848,185
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(3,549,763)	(2,214,524)
Improvements to real estate, including leasing costs	(83,506)	(49,176)
Investment in unconsolidated entities	(97,366)	(9,819)
Investment in loans and preferred equity	(1,660,249)	(423,157)
Proceeds from sales of real estate	348,634	209,414
Proceeds from note receivable	17,656	14,802
Insurance proceeds received	845	2,079
Non-refundable escrow deposits	(3,621)	—
Net cash used in investing activities	(5,027,370)	(2,470,381)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(1,514,811)	(1,439,274)
Borrowings on revolving credit facilities and commercial paper programs	43,382,744	10,628,935
Payments on revolving credit facilities and commercial paper programs	(42,616,939)	(10,464,748)
Proceeds from term loan	1,073,900	—
Principal payment on term loan	—	(500,000)
Proceeds from notes payable issued	1,662,500	2,091,750
Principal payment on notes payable	(1,424,997)	(500,000)
Principal payments on mortgages payable	(858)	(43,788)
Repurchases of common stock	(101,915)	—
Proceeds from common stock offerings, net	824,136	1,247,019
Proceeds from dividend reinvestment and stock purchase plan	6,145	5,917
Distributions to noncontrolling interests	(17,750)	(5,976)
Contributions from noncontrolling interests, net of costs	1,875,349	—
Debt issuance costs	(44,957)	(64,882)
Other financing activities, net	5,403	(9,507)
Net cash provided by financing activities	3,107,950	945,446
Effect of exchange rate changes on cash and cash equivalents	(5,559)	22,980
Net increase in cash, cash equivalents and restricted cash	94,606	346,230
Cash, cash equivalents and restricted cash, beginning of period	520,756	495,506
Cash, cash equivalents and restricted cash, end of period	$615,362	$841,736
For supplemental disclosures, see note 16, Supplemental Disclosures of Cash Flow Information.
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (unaudited)
1.Summary of Significant Accounting Policies
Realty Income Corporation (“Realty Income,” the “Company,” “we,” “our” or “us”), a Maryland corporation, is an S&P
500 company and real estate partner to the world's leading companies®. The Company was founded in 1969 and our shares of common stock trade on the New York Stock Exchange ("NYSE") under the symbol “O”.
As of June 30, 2026, we owned or held interests in a diversified portfolio of 15,588 properties located in all 50 states of the United States ("U.S."), the United Kingdom ("U.K."), and eight other countries in Europe.
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
In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present a fair statement of results for the interim periods presented have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily an indication of the results that may be expected for the entire year. Readers of this quarterly report should refer to our audited consolidated financial statements for the year ended December 31, 2025, which are included in our 2025 annual report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.
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

As of June 30, 2026, we are considered the primary beneficiary of our U.S. Core Plus Fund (the "Fund"), our strategic joint venture with Apollo Global Management, Inc. ("Apollo"), Realty Income, L.P. and certain investments, including investments in joint ventures. Below is a summary of selected financial data of such consolidated VIEs, included on our consolidated balance sheets as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Net real estate	$7,347,197	$4,831,968
Total assets	$8,483,205	$5,579,888
Total liabilities	$988,256	$422,092
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
Reclassification. The 'Other revenue' line item from prior periods has been disaggregated into the following line items: 'Interest income on financing receivables', 'Interest and dividend income on loans and preferred equity investments', and 'Other' to provide further detail on amounts included as 'Other' in our consolidated statements of income and comprehensive income. 'Provisions for impairment' has also been disaggregated into the following line items: 'Provisions for impairment of real estate' and 'Provisions for credit losses on loans and financing receivables'
in our consolidated statements of income and comprehensive income. Finally, 'Investment in loans and financing receivables, net' has been disaggregated from 'Other assets, net' on our consolidated balance sheets. Prior periods have been reclassified to conform with the current period’s presentation.
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

We recognize deferred income tax in our taxable subsidiaries, including certain international jurisdictions. Deferred income tax assets and liabilities are generally the result of temporary differences between book and tax accounting, such as timing differences caused by different useful lives used for depreciation. We provide for a valuation allowance for deferred income tax assets if we believe some or all of the deferred income tax assets may not be realized. We had $8.7 million and $4.3 million of net deferred tax liabilities as of June 30, 2026 and December 31,
2025, respectively, which are reported in 'Other liabilities' on our consolidated balance sheets.
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
Contractually obligated rental revenue from our clients for recoverable real estate taxes and operating expenses is included in contractually obligated reimbursements by our clients, a component of rental revenue, in the period when such costs are incurred. Taxes and operating expenses paid directly by our clients are recorded on a net basis.
Other revenue includes certain property-related revenue not included in rental revenue. Interest income on financing receivables includes interest income recognized on financing receivables for certain leases with above-market terms.
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
We had $5.3 million and $5.1 million of general allowance as of June 30, 2026 and December 31, 2025, respectively.
Loans Receivable. Our investments in loans are classified as held for investment and are carried at their amortized cost basis. We recognize interest income on loans receivable using a method that approximates the effective-
interest method. Direct costs associated with originating loans, along with any premium or discount, are deferred and amortized as an adjustment to interest income over the term of the loan using the effective interest method.
When management identifies that the full recovery of the contractually specified payments of principal and interest of a loan is less than probable, we evaluate the expected loss amount and place it on non-accrual status. We have made an accounting policy election to record accrued interest on our loan portfolio separate from our loan receivable and other lending investments. These loans are presented in Investment in loans and financing receivables, net' and the related interest receivable is presented in 'Other assets, net' on our consolidated balance sheets.

Acquisition, Development and Construction ("ADC") Arrangements. We originate loans to third-party borrowers for the acquisition, development, and construction of real estate. Each ADC arrangement is evaluated in accordance with ASC 310, Receivables, which involves the determination of whether an arrangement should be accounted for as a loan receivable or as an equity method investment. This analysis is applied only where the borrower entity is not subject to consolidation under ASC 810, Consolidation. Specifically, we first assess whether we are expected to receive more than 50% of the expected residual profits from the project, defined as profit above a reasonable lender return from the sale, refinancing, or other use of the property. If our expected participation in residual profits exceeds 50%, the arrangement must be accounted for as an equity method investment. If our expected participation is 50% or less, we further evaluate whether the arrangement exhibits characteristics more consistent with a loan or an equity method investment. This evaluation involves judgment and considers various factors, including the significance of borrower equity in the project, loan-to-cost and loan-to-value metrics relative to market, the existence of guarantees or binding lease arrangements, and interest rate and fee terms relative to market, among others. We reassess the classification of each ADC arrangement if facts and circumstances subsequently change in a manner that could affect the initial classification. Any reclassification is applied prospectively. As of June 30, 2026, we have determined that all of our ADC loan arrangements have characteristics more consistent with a loan than an equity method investment, and accordingly account for them as loan receivables.
Financing Receivables. For properties we acquire that qualify as sale-leaseback transactions and for which the purchase price is in excess of the fair value of the real estate acquired, the difference is accounted for as financing receivables, presented within 'Investment in loans and financing receivables, net' on our consolidated balance sheets. Rent payments are allocated between rental income and the financing receivable. Our net investments in sales-type and direct financing leases are also accounted for as financing receivables. Interest income on financing receivables is recognized using the interest rate implicit in the lease and presented within 'Interest income on financing receivables' in our consolidated statements of income and comprehensive income.
Allowance for Credit Losses. The allowance for credit losses, which is recorded as a reduction to 'Investment in loans and financing receivables, net' on our consolidated balance sheets, is based on our clients' respective credit ratings, our historical experience, and the expected value of the underlying collateral upon its repossession. We generally apply probability of default, discounted cash flow, or loss rate methods considering the risk characteristics of each asset or pool. If we determine a financing receivable no longer shares risk characteristics with other financing receivables in the pool, we evaluate the financing receivable for expected credit losses on an individual basis. Included in our model are factors that incorporate forward-looking information. The measurement of expected credit losses is also applicable to off-balance sheet credit exposures such as unfunded loan commitments. The allowance for credit losses attributed to unfunded commitments is included in 'Other liabilities' on our consolidated balance sheets. Changes in our allowance for credit losses are presented in 'Provisions for credit losses on loans and financing receivables' in our consolidated statements of income and comprehensive income. For further details, see note 5, Investments in Loans and Financing Receivables.
Goodwill. Goodwill is not amortized, but is subject to impairment reviews annually, or more frequently if necessary.
Goodwill is qualitatively assessed to determine whether a quantitative impairment assessment is necessary.
Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized, and the asset is written down to its estimated fair value. We perform our annual goodwill impairment assessment as of June 30. We also test goodwill between annual dates if an event or circumstance indicated impairment has likely occurred.
During the six months ended June 30, 2026 and 2025, there were no impairments of goodwill.
Merger, Transaction, and Other Costs, Net. Merger, transaction, and other costs, net, includes (i) expensed acquisition costs, including certain costs incurred for credit investment loans, (ii) organization costs for potential strategic ventures and business lines, (iii) placement fees incurred in fundraising of the Fund, (iv) merger-related transaction costs, and (v) other costs that do not align with the ongoing operations of our business. During the three and six months ended June 30, 2026, we incurred $2.1 million and $12.8 million, respectively, of merger, transaction, and other costs, net consisting primarily of placement fees incurred in fundraising for the Fund and certain joint venture formation costs.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—
Expense Disaggregation Disclosures, requiring all public business entities to provide additional disclosure of the nature of expenses included in the income statement. This ASU is effective for fiscal years beginning after
December 15, 2026, and for interim reporting periods beginning after December 15, 2027, on a prospective basis, with early adoption permitted. While the adoption is not expected to have an impact on our financial statements, it is expected to result in incremental disclosures within the footnotes to our consolidated financial statements.
2.Supplemental Detail for Certain Components of Consolidated Balance Sheets (in thousands):

A.	Accounts receivable, net, consist of the following at:	June 30, 2026	December 31, 2025
	Straight-line rent receivables, net	$958,829	$880,341
	Client receivables, net	176,158	173,146
		$1,134,987	$1,053,487

B.	Lease intangible assets, net, consist of the following at:	June 30, 2026	December 31, 2025
	In-place leases	$7,889,806	$7,627,840
	Above-market leases	2,298,562	2,251,857
	Accumulated amortization of in-place leases	(3,539,369)	(3,220,426)
	Accumulated amortization of above-market leases	(1,034,398)	(944,198)
	Other items	2,105	2,168
		$5,616,706	$5,717,241

C.	Other assets, net, consist of the following at:	June 30, 2026	December 31, 2025
	Investment in preferred equity	$807,526	$800,472
	Right of use asset - financing leases, net	786,327	827,644
	Right of use asset - operating leases, net	578,487	592,319
	Value-added tax receivable	112,181	75,005
	Prepaid expenses	111,314	76,207
	Derivative assets and receivables - at fair value	70,436	8,018
	Restricted escrow deposits	58,594	83,200
	Interest receivable	43,452	33,805
	Revolving credit facilities origination costs, net	19,555	25,246
	Corporate assets, net	17,667	15,159
	Impounds related to mortgages payable	4,120	2,714
	Non-refundable escrow deposits	3,621	3,150
	Other items	88,769	81,759
		$2,702,049	$2,624,698

D.	Accounts payable and accrued expenses consist of the following at:	June 30, 2026	December 31, 2025
	Notes payable - interest payable	$376,449	$303,557
	Derivative liabilities and payables - at fair value	160,413	205,695
	Accrued income taxes	95,516	120,228
	Value-added tax payable	94,997	76,009
	Property taxes payable	89,442	92,246
	Accrued property expenses	69,394	69,258
	Accrued costs on properties under development	53,454	36,064
	Mortgages, term loans, and credit line - interest payable	2,677	2,699
	Other items	176,790	155,213
		$1,119,132	$1,060,969

E.	Lease intangible liabilities, net, consist of the following at:	June 30, 2026	December 31, 2025
	Below-market leases	$2,166,145	$2,135,262
	Accumulated amortization of below-market leases	(709,074)	(641,304)
		$1,457,071	$1,493,958

F.	Other liabilities consist of the following at:	June 30, 2026	December 31, 2025
	Rent received in advance and other deferred revenue	$416,234	$460,968
	Lease liability - operating leases	414,231	429,675
	Lease liability - financing leases	114,306	121,434
	Security deposits	39,415	39,036
	Other items	36,104	15,696
		$1,020,290	$1,066,809
3.Investments in Real Estate
A.Acquisitions of Real Estate
Below is a summary of our acquisitions for the six months ended June 30, 2026 (unaudited):

	Number of Properties	Investment ($ in millions)	Weighted Average Lease Term (Years)
Acquisitions
U.S. real estate	198	$2,137.9	11.0
Europe real estate	48	1,245.8	8.0
Total real estate acquisitions	246	$3,383.7	9.9
Real estate properties under development
U.S. real estate	45	$75.8	16.9
Europe real estate	37	118.0	10.0
Total real estate properties under development	82	$193.8	12.7
Total (1)	328	$3,577.5	10.0
(1)Our clients occupying the new properties are 51.8% retail, 48.1% industrial, and 0.1% other property types based on net operating income.
Approximately 48% of the net operating income generated from acquisitions during the six months ended June 30, 2026 was from investment grade rated clients, their subsidiaries, or affiliated companies at the date of acquisition.

The aggregate purchase price, including properties acquired through takeout financing and reported in properties under development in the table above, was allocated as follows (in millions):

	Acquisitions - USD	Acquisitions - Sterling	Acquisitions - Euro
Land	$390.8	£136.9	€139.0
Buildings and improvements	1,474.2	256.3	356.4
Lease intangible assets (1)	275.9	85.7	65.7
Other assets (2)	44.3	—	—
Lease intangible liabilities (3)	(37.4)	(7.8)	(19.0)
Other liabilities (4)	(10.6)	—	(1.6)
Total	$2,137.2	£471.1	€540.5
(1)The weighted average amortization period for acquired lease intangible assets is 10.7 years.
(2)USD-denominated other assets consists entirely of $44.3 million of financing receivables allocated to sale-leaseback transactions.
(3)The weighted average amortization period for acquired lease intangible liabilities is 13.5 years.
(4)USD-denominated other liabilities consists entirely of $10.6 million deferred rent on certain below-market leases.
The aggregate Sterling-denominated purchase price of the assets acquired during the six months ended June 30,
2026 included contingent consideration obligations related to leasing activities for four U.K. retail park properties acquired during this period. At June 30, 2026, we had accrued $11.5 million for remaining amounts deemed probable and estimable.
The properties acquired during the six months ended June 30, 2026 generated total revenue and net income of
$49.8 million and $17.6 million, respectively.
B.Investments in Existing Properties
During the six months ended June 30, 2026, we capitalized costs of $81.0 million on existing properties in our portfolio, consisting of $76.2 million for building improvements, $4.7 million for re-leasing costs, and $0.1 million for recurring capital expenditures. In comparison, during the six months ended June 30, 2025, we capitalized costs of
$62.2 million on existing properties in our portfolio, consisting of $59.1 million for building improvements, $2.9 million for re-leasing costs, and $0.2 million for recurring capital expenditures.
C.Properties with Existing Leases
The value of the in-place and above-market leases is recorded to 'Lease intangible assets, net' on our consolidated balance sheets, and the value of the below-market leases is recorded to 'Lease intangible liabilities, net' on our consolidated balance sheets.
The values of the in-place leases are amortized as depreciation and amortization expense. The amounts amortized to expense for all of our in-place leases for the six months ended June 30, 2026 and 2025 were $413.7 million and
$453.5 million, respectively.
The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue in our consolidated statements of income and comprehensive income. The amounts amortized as a net decrease to rental revenue for capitalized above-
market and below-market leases for the six months ended June 30, 2026 and 2025 were $15.0 million and $9.3 million, respectively.

The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles as of June 30, 2026 (in thousands):

	Net increase (decrease) to rental revenue	Increase to amortization expense
2026	$(21,066)	$382,061
2027	(40,628)	676,275
2028	(32,435)	577,552
2029	(29,335)	497,831
2030	(17,337)	418,795
Thereafter	333,708	1,797,923
Total	$192,907	$4,350,437
D.Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Number of properties	80	73	177	128
Net sales proceeds	$160.7	$116.8	$348.6	$209.4
Gain on sales of real estate	$38.3	$38.6	$73.9	$61.1
4.Investments in Unconsolidated Entities
The following is a summary of our investments in unconsolidated entities for the periods indicated below (dollars in thousands):

	Ownership %	Number of Properties	Carrying Amount (1) of Investment as of		Equity in earnings of unconsolidated entities
					Six months ended June 30,
	As of June 30, 2026		June 30, 2026	December 31, 2025	2026	2025
Data Center Joint Venture (2)	80.0%	2	$348,861	$293,073	$3,794	$6,547
Bellagio Las Vegas Joint Venture - Common Equity Interest (3)	21.9%	1	242,877	253,625	1,085	1,079
Bellagio Las Vegas Joint Venture - Preferred Equity Interest (3)	n/a	n/a	650,000	650,000	—	—
Passport Park Joint Venture (4)	95.0%	3	106,715	59,758	(6)	—
Total investment in unconsolidated entities			$1,348,453	$1,256,456	$4,873	$7,626
(1)As of June 30, 2026, the total carrying amount of the investments exceeded the underlying equity in net assets (i.e., basis difference) by $9.9 million. This basis difference is primarily due to the capitalized interest related to the data center and Passport Park development joint ventures.
(2)The joint venture with Digital Realty Trust, Inc. is expanding the capacity of its two data centers for the existing client, and our pro-rata share of the estimated costs for this second phase of the development was $177.7 million as of June 30, 2026.
(3)During each of the six-month periods ended June 30, 2026 and 2025, we recognized interest income of $26.1 million for 8.1% preferential cumulative distributions, included within 'Interest and dividend income on loans and preferred equity investments' in our consolidated statements of income and comprehensive income. The unconsolidated entity had total debt outstanding of $3.0 billion as of June 30, 2026, all of which was non-recourse to us with limited customary exceptions.
(4)As of June 30, 2026, we held a 95.0% common equity interest in the joint venture with Trammell Crow Company ("TCC"), with $70.4 million in preferred equity. We have committed to investing an additional $60.1 million for development of three industrial facilities. We have determined that we are not the primary beneficiary of this VIE because significant activities affecting economic performance are shared. TCC is the managing member, and we do not have substantive kick-out rights. We will continuously evaluate whether we are the primary beneficiary as power to direct significant activities can change during the joint venture's life. Our maximum loss exposure is limited to our common and preferred equity investments and committed funding.

5.Investments in Loans and Financing Receivables
A.Loans
The following table presents information about our loans as of June 30, 2026 and December 31, 2025 (dollars in millions):

	June 30, 2026
Loan Type	Principal Balance	Total Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Term (Years) (3)	Weighted Average Interest Rate (4)
Secured Loans (5)	$1,629.6	$1,583.6	$190.9	4.11	8.4%
Construction Loans	127.3	128.4	136.8	1.52	8.2
Mortgage Loans	341.6	342.1	24.3	4.18	7.4
Unsecured and Mezzanine Loans (6)	1,261.0	1,243.5	23.4	3.22	9.1
Total	$3,359.5	$3,297.6	$375.4	3.69	8.6%

	December 31, 2025
Loan Type	Principal Balance	Total Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Term (Years) (3)	Weighted Average Interest Rate (4)
Secured Loans	$1,250.4	$1,214.1	$—	4.6	8.8%
Mortgage Loans	256.2	256.2	34.0	5.1	7.6
Unsecured and Mezzanine Loans	214.7	211.8	—	2.9	10.3
Total	$1,721.3	$1,682.1	$34.0	4.5	8.8%
(1)Total carrying value includes unamortized loan origination costs and allowances for credit losses. Total carrying amount excludes interest receivable of $38.8 million and $27.8 million as of June 30, 2026 and December 31, 2025, respectively, which is presented in 'Other assets, net' on our consolidated balance sheets.
(2)Our future funding commitments are subject to our borrowers’ compliance with the financial covenants and other applicable provisions of each respective loan agreement.
(3)Based on original contractual maturity date assuming no extension options are exercised.
(4)The weighted average interest rate is based on outstanding principal balances and interest rates in place as of June 30, 2026 and December
31, 2025.
(5)Represents loans that have senior ranking security interests in certain assets pledged by borrowers, including material bank accounts, receivables, real property, or equity securities, or a combination of such assets.
(6)Our investments in unsecured and mezzanine loans represent loans whose proceeds are being used by borrowers to fund data center and industrial investments.
The following table summarizes the activity within loans receivable, net for the three and six months ended June 30,
2026 (in millions):

Loans receivable, net as of March 31, 2026	$2,672.2
Principal fundings	628.7
Interest drawn on loans	4.6
Accretion of original issue cost	0.5
Change in allowance for credit losses	(8.0)
Foreign currency remeasurement	(0.4)
Loans receivable, net as of June 30, 2026	$3,297.6

Loans receivable, net as of December 31, 2025	$1,682.1
Principal fundings	1,660.2
Interest drawn on loans	8.6
Accretion of original issue cost	0.9
Change in allowance for credit losses	(26.7)
Foreign currency remeasurement	(27.5)
Loans receivable, net as of June 30, 2026	$3,297.6

B.Financing Receivables
The following table presents information about our investments in sales type and direct financing leases and sale-
leaseback transactions accounted for as financing receivables in accordance with ASC 842, Leases, as of June 30,
2026 and December 31, 2025 (dollars in millions):

		Carrying Value as of
	Maturity	June 30, 2026	December 31, 2025
Sale-leaseback transactions accounted for as financing receivables (1)	2027 - 2050	$1,577.0	$1,574.6
Net investment in sales type and direct financing leases	2027 - 2059	14.3	14.3
Total		$1,591.3	$1,588.9
(1)Amounts represent the portion of the purchase price allocated to above-market lease terms in sale-leaseback transactions, representing an off-market adjustment, net of repayments. For further information, see note 1, Summary of Significant Accounting Policies.
C.Allowance for Credit Losses
The following table summarizes the activity within the allowance for credit losses related to loans and financing receivable for the three and six months ended June 30, 2026 and June 30, 2025 (in millions):

Three months ended June 30, 2026	Loans Receivable	Financing Receivable	Unfunded Loan Commitments	Total
Allowance for credit losses as of March 31, 2026	$49.2	$25.5	$2.9	$77.6
Provisions for credit losses (1)	8.0	(0.1)	(0.6)	7.3
Write-offs (2)	—	(5.0)	—	(5.0)
Foreign currency remeasurement	—	(0.1)	—	(0.1)
Allowance for credit losses as of June 30, 2026	$57.2	$20.3	$2.3	$79.8

Six months ended June 30, 2026
Allowance for credit losses as of December 31, 2025	$30.5	$78.4	$—	$108.9
Provisions for credit losses (1)	27.2	16.9	2.3	46.4
Write-offs (2)	—	(74.9)	—	(74.9)
Foreign currency remeasurement	(0.5)	(0.1)	—	(0.6)
Allowance for credit losses as of June 30, 2026	$57.2	$20.3	$2.3	$79.8

Three months ended June 30, 2025	Loans Receivable	Financing Receivable	Unfunded Loan Commitments	Total
Allowance for credit losses as of March 31, 2025	$14.1	$116.9	$—	$131.0
Provisions for credit losses	(0.1)	1.2	—	1.1
Write-offs	—	(31.1)	—	(31.1)
Foreign currency remeasurement	0.8	—	—	0.8
Allowance for credit losses as of June 30, 2025	$14.8	$87.0	$—	$101.8

Six months ended June 30, 2025
Allowance for credit losses as of December 31, 2024	$12.3	$99.2	$—	$111.5
Provisions for credit losses	1.4	18.9	—	20.3
Write-offs	—	(31.1)	—	(31.1)
Foreign currency remeasurement	1.1	—	—	1.1
Allowance for credit losses as of June 30, 2025	$14.8	$87.0	$—	$101.8
(1) The provisions for credit losses on loans receivable were primarily attributable to initial expected credit losses on loans acquired or originated during the three and six months ended June 30, 2026. For the three months ended June 30, 2026, the increase was partially offset by favorable changes in estimated credit losses for existing loans.
(2) For the three and six months ended June 30, 2026, write-offs were primarily related to fully reserved financing receivables written off during the periods.

6.Credit Facilities and Commercial Paper Programs
A.RI Credit Facilities
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
Under the RI Credit Facilities, our investment grade credit ratings as of June 30, 2026 provide for (i) USD borrowings at the Secured Overnight Financing Rate (“SOFR”) plus 0.725% and (ii) British Pound Sterling ("GBP")
borrowings at the Sterling Overnight Indexed Average (“SONIA”) plus 0.725%, and (iii) Euro ("EUR") borrowings at
Euro Interbank Offered Rate (“EURIBOR”) plus 0.725%. A revolving credit facility commitment fee of 0.125% is payable on the total commitment amount. The credit agreement also provides flexibility to elect different interest rate tenors or daily rate options for each currency tranche.
As of June 30, 2026, we had a borrowing capacity of $3.0 billion available on our RI Credit Facilities (subject to customary conditions to borrowing) and an outstanding balance of $1.0 billion, including £189.0 million GBP and
€692.0 million EUR borrowings. As of December 31, 2025, we had a borrowing capacity of $2.7 billion and an outstanding balance of $1.3 billion, including £597.0 million GBP and €444.0 million EUR borrowings.
The weighted average interest rate on outstanding borrowings under our RI Credit Facilities was 3.3% during the six months ended June 30, 2026. The weighted average interest rate on outstanding borrowings was 4.3% during the six months ended June 30, 2025. As of June 30, 2026, the weighted average interest rate on outstanding borrowings under our RI Credit Facilities was 3.3%.
As of June 30, 2026, origination costs of $14.3 million for RI Credit Facilities are included in 'Other assets, net', as compared to $19.0 million as of December 31, 2025, on our consolidated balance sheets. These costs are being amortized over the remaining term of our RI Credit Facilities.
In July 2026, we amended our RI Credit Facilities. For further details, see note 19, Subsequent Events.
B.Fund Credit Facilities
The Fund has a $1.38 billion unsecured credit facility, which provides for (a) up to $1.0 billion unsecured revolving credit facility and (b) up to $380.0 million unsecured delayed draw term loan (collectively, the “Fund Credit
Facilities”). During the second quarter of 2026, the Fund drew all $380.0 million available under its unsecured delayed draw term loan and used the proceeds to repay borrowings under its unsecured revolving credit facility. For further details on the delayed draw term loan, see note 7, Term Loans. The revolving credit facility under the Fund
Credit Facilities matures in April 2029 and includes two six-month extensions, which can be exercised at our option.
The amount under the unsecured revolving credit facility can be increased to up to $2.0 billion pursuant to an accordion expansion feature, which is subject to obtaining lender commitments.
Borrowings under the unsecured revolving credit facility bear interest at one-month term SOFR plus 1.050%. A revolving credit facility commitment fee of 0.150% is payable on the total commitment amount.
As of June 30, 2026, we had available borrowing capacity of $718.5 million under our unsecured revolving credit facility (subject to customary conditions to borrowing) and an outstanding balance of $281.5 million. As of December
31, 2025, we had available borrowing capacity under our Fund Credit Facilities of $1.2 billion and an outstanding balance of $182.0 million, which included the delayed draw term loan until fully drawn in the second quarter of 2026.
The weighted average interest rate on outstanding borrowings under our unsecured revolving credit facility was
4.8% during the six months ended June 30, 2026. As of June 30, 2026, the weighted average interest rate on outstanding borrowings under our unsecured revolving credit facility was 4.7%.

As of June 30, 2026, origination costs of $5.3 million for the unsecured revolving credit facility are included in 'Other assets, net' as compared to $6.2 million as of December 31, 2025, on our consolidated balance sheets, and are being amortized over the remaining term of the facility. Prior to the second quarter of 2026, origination costs related to the Fund Credit Facilities included costs for the delayed draw term loan.
C.Commercial Paper Programs
We have a USD-denominated unsecured commercial paper program, under which we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding of $1.5 billion, as well as a EUR-
denominated unsecured commercial paper program, which permits us to issue additional unsecured commercial notes up to a maximum aggregate amount of $1.5 billion (or foreign currency equivalent). Our EUR-denominated unsecured commercial paper program may be issued in USD or various foreign currencies, including but not limited to, EUR, GBP, Swiss Francs, Yen, Canadian Dollars, and Australian Dollars, in each case, pursuant to customary terms in the European commercial paper market.
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
As of June 30, 2026, the balance of borrowings outstanding under our commercial paper programs totaled $1.4 billion, including $961.1 million of USD borrowings and €421.0 million of EUR borrowings, compared to
$516.8 million outstanding commercial paper borrowings, including €407.0 million of EUR borrowings and $39.0 million of USD borrowings, as of December 31, 2025. The weighted average interest rate on outstanding borrowings under our commercial paper programs was 3.0% for each of the six months ended June 30, 2026 and 2025. We use our revolving credit facilities as a liquidity backstop for the repayment of the notes issued under the commercial paper programs. The commercial paper borrowings generally carry a term of less than a year.
In July 2026, we amended our USD-denominated and EUR-denominated unsecured commercial paper programs.
For further details, see note 19, Subsequent Events.
D.Financial Covenants
Our credit facilities are subject to various leverage and interest coverage ratio limitations, and as of June 30, 2026, we were in compliance with the covenants under our credit facilities.
7.Term Loans
A.2026 Term Loan Facility
In March 2026, we closed a $693.9 million unsecured term loan due January 2036 at a fixed rate of 4.9% (the "2026
Term Loan Facility") and executed a cross-currency swap on $500.0 million of proceeds for approximately
€431.0 million, achieving an effective blended borrowing rate of 4.34%. As of June 30, 2026, the outstanding principal balance was $703.0 million.
B.2026 Delayed Draw Term Loan
During the three months ended June 30, 2026, the Fund fully drew on its $380.0 million unsecured delayed draw term loan under the Fund Credit Facilities. The delayed draw term loan matures in April 2028, includes four six-
month extensions, which can be exercised at our option, and is subject to interest rate swaps that fix the effective interest rate at 4.92%.
C.2025 Term Loan Facility
Our term loan agreement governing our multi-currency term loan provides for a £900.0 million Sterling-denominated term loan facility that will initially mature in January 2028, before giving effect to one twelve-month extension option.
As of June 30, 2026, we had an outstanding balance of $1.2 billion. Our A3/A- credit ratings provide for a borrowing rate of 80 basis points over the applicable benchmark rate, which includes adjusted SOFR for USD-denominated loans and adjusted SONIA for GBP-denominated loans. In conjunction with the closing, we executed variable-to-
fixed interest rate swaps, which fix the weighted average per annum interest rate at 4.3% over the two-year term.

D.2024 Term Loan Facility
In January 2024, in connection with the merger with Spirit (the "Merger"), we entered into an amended and restated
term loan agreement that replaced Spirit's then-existing term loans with various lenders. As of June 30, 2026, we had an outstanding balance of $500.0 million, due August 2027, which is subject to interest rate swaps that fix the effective interest rate at 3.3%.
E.Deferred Financing Costs
Deferred financing costs were $14.5 million as of June 30, 2026 and are included net of the term loans' principal balance, as compared to $9.4 million as of December 31, 2025 on our consolidated balance sheets. These costs are being amortized over the remaining term of the term loans.
As of June 30, 2026, we were in compliance with the covenants contained in the term loans.
8.Notes Payable
A.General
As of June 30, 2026, our senior unsecured notes and bonds are USD-denominated, GBP-denominated, and EUR-
denominated. Foreign-denominated notes are converted at the applicable exchange rate on the balance sheet date.
The following are sorted by maturity date (in thousands):

			Carrying Value (USD) as of
	Maturity Dates	Principal (Currency Denomination)	June 30, 2026	December 31, 2025
5.050% Notes due 2026	January 13, 2026	$500,000	$—	$500,000
0.750% Notes due 2026	March 15, 2026	$325,000	—	325,000
4.875% Notes due 2026	June 1, 2026	$599,997	—	599,997
4.450% Notes due 2026	September 15, 2026	$299,968	299,968	299,968
4.125% Notes due 2026	October 15, 2026	$650,000	650,000	650,000
1.875% Notes due 2027 (1)	January 14, 2027	£250,000	331,080	336,400
3.000% Notes due 2027	January 15, 2027	$600,000	600,000	600,000
3.200% Notes due 2027	January 15, 2027	$299,984	299,984	299,984
1.125% Notes due 2027 (1)	July 13, 2027	£400,000	529,728	538,240
3.950% Notes due 2027	August 15, 2027	$599,873	599,873	599,873
3.650% Notes due 2028	January 15, 2028	$550,000	550,000	550,000
3.400% Notes due 2028	January 15, 2028	$599,816	599,816	599,816
2.100% Notes due 2028	March 15, 2028	$449,994	449,994	449,994
2.200% Notes due 2028	June 15, 2028	$499,959	499,959	499,959
4.700% Notes due 2028	December 15, 2028	$400,000	400,000	400,000
3.500% Convertible Notes due 2029 (2)	January 15, 2029	$862,500	862,500	—
3.950% Notes due 2029	February 1, 2029	$400,000	400,000	400,000
4.750% Notes due 2029	February 15, 2029	$450,000	450,000	450,000
3.250% Notes due 2029	June 15, 2029	$500,000	500,000	500,000
4.000% Notes due 2029	July 15, 2029	$399,999	399,999	399,999
5.000% Notes due 2029 (1)	October 15, 2029	£350,000	463,512	470,960
3.100% Notes due 2029	December 15, 2029	$599,291	599,291	599,291
3.400% Notes due 2030	January 15, 2030	$500,000	500,000	500,000
4.850% Notes due 2030	March 15, 2030	$600,000	600,000	600,000
3.160% Notes due 2030	June 30, 2030	£140,000	185,405	188,384
4.875% Notes due 2030 (1)	July 6, 2030	€550,000	627,429	645,711
1.625% Notes due 2030 (1)	December 15, 2030	£400,000	529,728	538,240
3.250% Notes due 2031	January 15, 2031	$950,000	950,000	950,000
3.200% Notes due 2031	February 15, 2031	$449,995	449,995	449,995

			Carrying Value (USD) as of
	Maturity Dates	Principal (Currency Denomination)	June 30, 2026	December 31, 2025
3.375% Notes due 2031 (1)	June 20, 2031	€650,000	741,507	763,113
5.750% Notes due 2031 (1)	December 5, 2031	£300,000	397,296	403,680
2.700% Notes due 2032	February 15, 2032	$350,000	350,000	350,000
3.180% Notes due 2032	June 30, 2032	£345,000	456,890	464,232
5.625% Notes due 2032	October 13, 2032	$750,000	750,000	750,000
2.850% Notes due 2032	December 15, 2032	$699,655	699,655	699,655
4.500% Notes due 2033	February 1, 2033	$400,000	400,000	400,000
1.800% Notes due 2033	March 15, 2033	$400,000	400,000	400,000
4.750% Notes due 2033	April 15, 2033	$800,000	800,000	—
1.750% Notes due 2033 (1)	July 13, 2033	£350,000	463,512	470,960
4.900% Notes due 2033	July 15, 2033	$600,000	600,000	600,000
5.125% Notes due 2034	February 15, 2034	$800,000	800,000	800,000
2.730% Notes due 2034	May 20, 2034	£315,000	417,161	423,864
5.125% Notes due 2034 (1)	July 6, 2034	€550,000	627,429	645,711
5.875% Bonds due 2035	March 15, 2035	$250,000	250,000	250,000
5.125% Notes due 2035	April 15, 2035	$600,000	600,000	600,000
3.875% Notes due 2035 (1)	June 20, 2035	€650,000	741,507	763,113
3.390% Notes due 2037	June 30, 2037	£115,000	152,297	154,744
6.000% Notes due 2039 (1)	December 5, 2039	£450,000	595,944	605,520
5.250% Notes due 2041 (1)	September 4, 2041	£350,000	463,512	470,960
2.500% Notes due 2042 (1)	January 14, 2042	£250,000	331,080	336,400
4.650% Notes due 2047	March 15, 2047	$550,000	550,000	550,000
5.375% Notes due 2054	September 1, 2054	$500,000	500,000	500,000
Total principal amount			$25,416,051	$25,343,763
Unamortized net discounts and deferred financing costs			(324,463)	(311,816)
			$25,091,588	$25,031,947
(1) Interest paid annually. Interest on the remaining senior unsecured notes and bond obligations included in the table is paid semi-annually.
(2) Please refer to Convertible Bond Issuance below for more details.
The following table summarizes the maturity of our notes and bonds payable as of June 30, 2026, excluding unamortized net discounts, deferred financing costs (dollars in millions):

Year of Maturity	Principal
2026	$950.0
2027	2,360.7
2028	2,499.8
2029	3,675.3
2030	2,442.5
Thereafter	13,487.8
Total	$25,416.1
As of June 30, 2026, the weighted average interest rate on our notes and bonds payable was 3.9% and the weighted average remaining years until maturity was 5.8 years.
Interest incurred on the notes and bonds was $250.3 million and $229.4 million for the three months ended June 30,
2026 and 2025, respectively, and $494.7 million and $449.3 million for the six months ended June 30, 2026 and
2025, respectively.
Our outstanding notes and bonds are unsecured; accordingly, we have not pledged any assets as collateral for these or any other obligations.

The notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. As of June 30, 2026, we were in compliance with these covenants.
B.Convertible Bond Issuance
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
C.Note Issuances
During the six months ended June 30, 2026, we issued the following notes (in millions):

2026 Issuance	Date of Issuance	Maturity Date	Principal amount	Price of par value	Effective yield to maturity
4.750% Notes	April 2026	April 2033	$800.0	98.26%	5.047%
In July 2026, we issued €600.0 million of 3.625% senior unsecured notes due July 2032. See note 19, Subsequent
Events, to the consolidated financial statements for further details.
D.Note Repayments
During the six months ended June 30, 2026, we repaid the following notes, plus accrued and unpaid interest, upon maturity:

2026 Repayments	Date of Issuance	Maturity Date	Principal amount (in millions)
5.050% Notes	January 2023	January 2026	$500.0
0.750% Notes	December 2020	March 2026	$325.0
4.875% Notes	June 2016	June 2026	$600.0
9.Noncontrolling Interests
As of June 30, 2026, we have 13 entities with noncontrolling interests that we consolidate, including the Fund,
Apollo, Realty Income, L.P., and interests in consolidated property partnerships not wholly-owned by us.
The Fund is an open-end, perpetual life private fund, which is consolidated by Realty Income. In March 2026, we closed our cornerstone equity capital raise round, securing $1.7 billion in commitments from third-party institutional investors, of which $167.5 million was committed during the six months ended June 30, 2026. During the same period, we called $948.0 million of capital. As of June 30, 2026, we owned approximately 26.8% of the outstanding limited partnership interests in the Fund.

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
The Apollo JV Transaction was accounted for as an issuance of noncontrolling interest in a consolidated subsidiary without a loss of control. We received $1.0 billion for Apollo’s initial capital contribution. The carrying amount of
Apollo's 49% share of the net assets was $778.9 million, which was recognized as noncontrolling interest, with the difference of $238.5 million recorded as an increase to additional paid-in capital ("APIC"). Direct and incremental transaction costs of $20.7 million were recorded as a reduction of APIC for the six months ended June 30, 2026.
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
With respect to Realty Income, L.P., as of June 30, 2026, outstanding common partnership units in our operating partnership represented a 9.95% ownership interest owned by third parties. We hold the remaining 90.05% interest and consolidate the entity.
The following table represents the change in the carrying value of all noncontrolling interests through June 30, 2026
(in thousands):

	U.S. Core Plus Fund	Apollo	Realty Income, L.P. units (1)	Other Noncontrolling Interests	Total
Carrying value as of December 31, 2025	$477,081	$—	$165,663	$42,529	$685,273
Contributions	960,186	1,000,000	—	4,711	1,964,897
Distributions	(23,180)	—	(4,505)	(2,305)	(29,990)
Allocation of net income	15,146	17,376	3,237	(32)	35,727
Reallocation of equity	(32,593)	(238,500)	—	—	(271,093)
Purchase of noncontrolling interests	—	—	—	(294)	(294)
Carrying value as of June 30, 2026	$1,396,640	$778,876	$164,395	$44,609	$2,384,520
(1) 2,681,808 units were outstanding as of both June 30, 2026 and December 31, 2025.
As of June 30, 2026, we are considered the primary beneficiary of our Fund, Apollo, Realty Income, L.P. and other
VIEs. For further information, see note 1, Summary of Significant Accounting Policies.

10.Fair Value Measurements
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
The following tables present the carrying values and estimated fair values of financial instruments as of June 30,
2026 and December 31, 2025 (in millions):

	June 30, 2026
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Loans receivable	$3,297.6	$—	$1,368.0	$1,966.7
Derivative assets	70.4	—	70.4	—
Total assets	$3,368.0	$—	$1,438.4	$1,966.7
Liabilities:
Term loans (1)	$2,774.9	$—	$2,071.9	$732.3
Mortgages payable (1)	37.0	—	—	36.7
Notes and bonds payable (1)	25,416.1	—	23,495.9	1,033.2
Derivative liabilities	160.4	—	160.4	—
Total liabilities	$28,388.4	$—	$25,728.2	$1,802.2
(1) Excludes non-cash net premiums and discounts, and deferred financing costs.

	December 31, 2025
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Loans receivable	$1,682.1	$—	$1,210.5	$474.3
Derivative assets	8.0	—	8.0	—
Total assets	$1,690.1	$—	$1,218.5	$474.3
Liabilities:
Term loans	$1,711.0	$—	$1,711.0	$—
Mortgages payable	37.9	—	—	37.6
Notes and bonds payable	25,343.8	—	23,600.7	1,046.8
Derivative liabilities	205.7	—	205.7	—
Total liabilities	$27,298.4	$—	$25,517.4	$1,084.4

A.Financial Instruments Not Measured at Fair Value on our Consolidated Balance Sheets
The fair value of short-term financial instruments such as cash and cash equivalents, accounts receivable, escrow deposits, accounts payable, distributions payable, revolving credit facilities and commercial paper borrowings, and other liabilities approximate their carrying value in the accompanying consolidated balance sheets, due to their short-term nature.
The following table reflects the carrying amounts and estimated fair values of our financial instruments not measured at fair value on our consolidated balance sheets (in millions):

	June 30, 2026		December 31, 2025
	Carrying value	Fair value	Carrying value	Fair value
Loans receivable	$3,297.6	$3,334.7	$1,682.1	$1,684.8
Term loans (1)	$2,774.9	$2,804.2	$1,711.0	$1,711.0
Mortgages payable (1)	$37.0	$36.7	$37.9	$37.6
Notes and bonds payable (1)	$25,416.1	$24,529.1	$25,343.8	$24,647.5
(1) Excludes non-cash net premiums and discounts, and deferred financing costs.
The estimated fair values of our mortgage loans receivable, unsecured and other loans, private senior secured loans receivable, our 2026 Term Loan Facility, mortgages payable, and private senior notes payable have been calculated by discounting the future cash flows using an interest rate based upon the relevant input, such as forward interest rate curve, plus an applicable credit-adjusted spread. Because this methodology includes unobservable inputs that reflect our own internal assumptions and calculations, the measurement of estimated fair values related to the named financial instruments are categorized as level 3 of the fair value hierarchy.
The estimated fair values of our publicly-traded senior secured loans receivable, publicly-traded senior notes and bonds payable, and other term loans as discussed in note 7, Term Loans are based upon indicative market prices and recent trading activity of each financial instrument. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to these financial instruments is categorized as level 2 of the fair value hierarchy. The fair value estimation of secured loans receivable that are not publicly traded similarly incorporates less observable, market-
corroborated inputs.
Prior to the second quarter of 2026, the aggregate fair value of our term loans approximated carrying value due to the frequent repricing of the variable interest rate charged on the borrowing.
B.Financial Instruments Measured at Fair Value on a Recurring Basis
For derivative assets and liabilities, we may utilize interest rate swaps, interest rate swaptions, and forward-starting swaps to manage interest rate risk, and cross-currency swaps and foreign currency forwards to manage foreign currency risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, spot and forward rates, as well as option volatility.
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
However, as of June 30, 2026 and December 31, 2025, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified as level 2. For more details on our derivatives, see note 11,
Derivative Instruments.

C.Items Measured at Fair Value on a Non-Recurring Basis
Impairment of Real Estate Investments
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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Carrying value prior to impairment	$191.1	$365.2	$413.9	$505.9
Less: total provisions for impairment of real estate	(54.2)	(142.3)	(144.4)	(239.7)
Carrying value after impairment	$136.9	$222.9	$269.5	$266.2

Number of properties:
Classified as held for sale	22	58	28	61
Classified as held for investment	36	53	79	79
Sold	15	8	59	60
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
11.Derivative Instruments
In the normal course of business, our operations are exposed to economic risks from interest rates and foreign currency exchange rates. We may enter into derivative financial instruments to offset these underlying economic risks.
Derivatives Designated as Hedging Instruments - Cash Flow Hedges
We enter into foreign currency forward contracts to sell GBP or EUR and buy USD to hedge the foreign currency risk associated with forecasted foreign-currency-denominated cash flows. There are no amounts excluded from the assessment of hedge effectiveness for cash flow hedges of foreign exchange risk. We also use variable-to-fixed interest rate swaps and interest rate swaption agreements to add stability to interest expense and to manage our exposure to interest rate movements associated with our term loans or forecasted debt issuances. If it becomes probable that a forecasted transaction will not occur within the specific time period or within an additional two-month period thereafter, any related amounts deferred in AOCI are recognized immediately in earnings. During the six months ended June 30, 2026, and 2025, no such amounts were recognized through the caption entitled 'Interest' in our consolidated statements of income and comprehensive income.
Derivatives Designated as Hedging Instruments - Fair Value Hedges
Periodically, we enter into and designate fixed-to-floating interest rate swaps to manage interest rate risk by managing our mix of fixed-rate and variable-rate debt. We also designate some of our cross-currency swaps as fair value hedges as we use them to hedge foreign currency risk associated with changes in spot rates on foreign-
denominated on certain-foreign currency-denominated monetary assets and liabilities. For these hedging instruments, we have elected to exclude the change in fair value of the cross-currency swaps attributable to the difference between the spot and forward prices from the assessment of hedge effectiveness (the "excluded component"). Changes in the fair value of the cross-currency swaps attributable to these excluded components are recorded to other comprehensive income and subsequently recognized in 'Foreign currency and derivative loss, net'
on a systematic and rational basis, as net cash settlements and interest accruals on the respective cross currency swaps occur, over the remaining life of the hedging instruments.

Derivatives Designated as Hedging Instruments - Net Investment Hedges
To mitigate the foreign currency exchange rate variations associated with our investment in EUR-denominated foreign operations, we may enter into derivative instruments, such as cross-currency swaps that qualify as net investment hedges under the criteria prescribed in accordance with ASC 815-20, Hedging - General. We use the spot method of assessing hedge effectiveness and apply the consistent election to the excluded component by recognizing changes in the fair value of the hedging instruments attributable to the excluded component in the same manner as described above. Any difference between the change in the fair value of the excluded components and the amounts recognized in earnings is reported in other comprehensive income as part of the foreign cumulative translation adjustment. The gain or loss on the portion of the derivative instruments included in the assessment of effectiveness is reported in other comprehensive income as part of the 'Foreign currency translation adjustment' line item, to the extent the relationship is highly effective. If our net investment changes during a reporting period, the hedge relationship will be assessed for whether a de-designation is warranted (only if the hedge notional amount is outside of prescribed tolerance). Further, certain EUR-denominated and GBP-denominated bonds and borrowings under our revolving credit facilities and term loans may also be designated as, and are effective as, net investment hedges. Changes in the value of such borrowings, related to changes in the spot rates, will be recorded in the same manner as foreign currency translation adjustments. As of June 30, 2026, the total principal amount of foreign currency debt obligations designated as net investment hedges was $2.4 billion.
Derivatives Not Designated as Hedging Instruments
We enter into foreign currency exchange swap agreements to economically hedge foreign currency exposures arising in the normal course of business. These derivative contracts generally mature within one year and are not designated as hedge instruments for accounting purposes. As the currency exchange swap is not accounted for as a hedging instrument, the change in fair value is recorded in earnings through the caption entitled 'Foreign currency and derivative loss, net' in our consolidated statements of income and comprehensive income.
The following table summarizes the terms and fair values of our derivative financial instruments as of June 30,
2026 and December 31, 2025 (dollars in millions):

Derivative Type	Number of Instruments (1)	Notional Amount as of		Weighted Average Strike Rate (2)	Maturity Date (3)	Fair Value - asset (liability) as of
Derivatives Designated as Hedging Instruments		June 30, 2026	December 31, 2025			June 30, 2026	December 31, 2025
Interest rate swaps (4)	12	$1,780.0	$2,105.0	3.27%	Aug 2027 - Apr 2030	$17.3	$5.1
Cross-currency swaps - Fair Value	15	1,720.0	720.0	(5)	Feb 2029 - Jan 2036	(94.7)	(81.0)
Cross-currency swaps - Net Investment	3	280.0	280.0	(6)	Oct 2032	(58.9)	(66.1)
Foreign currency forwards	58	730.7	519.7	(7)	Jul 2026 - Dec 2028	14.8	(8.7)
		$4,510.7	$3,624.7			$(121.5)	$(150.7)
Derivatives not Designated as Hedging Instruments
Currency exchange swaps	9	$4,270.6	$2,972.8	(8)	Jul 2026 - Jan 2027	$31.5	$(47.0)
		$4,270.6	$2,972.8			$31.5	$(47.0)
Total of all Derivatives		$8,781.3	$6,597.5			$(90.0)	$(197.7)
(1)This column represents the number of instruments outstanding as of June 30, 2026.
(2)Weighted average strike rate is calculated using the notional value as of June 30, 2026.
(3)This column represents maturity dates for instruments outstanding as of June 30, 2026.
(4)During the three months ended June 30, 2026, we entered into five variable-to-fixed interest rate swaps in connection with the delayed draw term loan under the Fund Credit Facilities.
(5)USD fixed rate of 5.625% and EUR weighted average fixed rate of 4.681%. USD fixed rate of 3.950% and GBP weighted average fixed rate of
4.392%. USD fixed rate of 4.910% and EUR weighted average fixed rate of 4.122%. USD fixed rate of 4.750% and EUR weighted average fixed rate of 3.806%.
(6)USD fixed rate of 5.625% and EUR weighted average fixed rate of 4.716%.
(7)Weighted average exchange rates of 1.34 for GBP-USD and 1.21 for EUR-USD.
(8) Weighted average exchange rates of 0.87 for EUR-GBP, 1.34 for GBP-USD, and 4.32 for EUR-PLN.

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

	Three months ended June 30,		Six months ended June 30,
Derivatives in Cash Flow Hedging Relationships	2026	2025	2026	2025
Interest rate swaps	$(5,130)	$(4,777)	$11,706	$(12,141)
Foreign currency forwards	269	(22,437)	23,515	(35,619)
Interest rate swaptions	(1,209)	(1,597)	(1,419)	(2,003)
Total derivatives in cash flow hedging relationships	$(6,070)	$(28,811)	$33,802	$(49,763)
Derivatives in Fair Value Hedging Relationships
Cross-currency swaps - Fair Value	$(37,480)	$(2,653)	$(29,020)	$7,674
Total derivatives in fair value hedging relationships	$(37,480)	$(2,653)	$(29,020)	$7,674
Total unrealized (loss) gain on derivatives, net	$(43,550)	$(31,464)	$4,782	$(42,089)
Derivatives and Non-derivatives in Net Investment Hedging Relationships
Cross-currency swaps - Net Investment	$(3,722)	$(29,161)	$6,166	$(33,987)
Foreign currency debt	7,828	(16,620)	18,954	(20,747)
Total unrealized gain (loss) recorded in foreign currency translation adjustment	$4,106	$(45,781)	$25,120	$(54,734)
The following table summarizes the amount of gain (loss) on derivatives reclassified from AOCI (in thousands):

		Three months ended June 30,		Six months ended June 30,
Derivatives in Cash Flow Hedging Relationships	Location of Increase (Decrease) Recognized in Income	2026	2025	2026	2025
Interest rate swaps	Interest	$2,429	$2,808	$4,829	$6,192
Foreign currency forwards	Foreign currency and derivative loss, net	(1,033)	(7,040)	(9,465)	(5,721)
Interest rate swaptions	Interest	57	81	117	184
Total derivatives in cash flow hedging relationships		$1,453	$(4,151)	$(4,519)	$655
Derivatives in Fair Value Hedging Relationships
Cross-currency swaps - Fair Value (excluded component)	Foreign currency and derivative loss, net	$2,065	$(344)	$1,943	$(129)
Total derivatives in fair value hedging relationships		$2,065	$(344)	$1,943	$(129)
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps - Net Investment (excluded component)	Foreign currency and derivative loss, net	$442	$160	$1,070	$812
Total derivatives in net investment hedging relationships		$442	$160	$1,070	$812
Net increase (decrease) to net income		$3,960	$(4,335)	$(1,506)	$1,338
We expect to reclassify $13.6 million from AOCI as a decrease to interest expense relating to interest rate swaps and $9.9 million from AOCI as a decrease to foreign currency loss relating to foreign currency forwards within the next twelve months.

The following table details our foreign currency and derivative loss, net included in income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Realized foreign currency and derivative loss, net:
Loss on the settlement of undesignated derivatives	$(28,991)	$(55,181)	$(54,398)	$(78,585)
Loss on the settlement of designated derivatives reclassified from AOCI	(1,022)	(6,476)	(9,454)	(4,291)
Gain (loss) on the settlement of transactions with third parties	5,580	(505)	1,924	(502)
Total realized foreign currency and derivative loss, net	$(24,433)	$(62,162)	$(61,928)	$(83,378)
Unrealized foreign currency and derivative gain, net:
Gain (loss) on the change in fair value of undesignated derivatives	$10,786	$(9,301)	$64,925	$(13,121)
Gain (loss) on remeasurement of certain assets and liabilities	4,823	67,075	(28,841)	89,566
Total unrealized foreign currency and derivative gain, net	$15,609	$57,774	$36,084	$76,445
Total foreign currency and derivative loss, net	$(8,824)	$(4,388)	$(25,844)	$(6,933)
12.Lessor Operating Leases
As of June 30, 2026, we owned or held interests in 15,588 properties. Of the 15,588 properties, 15,218, or 97.6%, are single-tenant properties, and the remainder are multi-tenant properties. As of June 30, 2026, 188 properties were available for lease or sale. The majority of our leases are accounted for as operating leases.
As of June 30, 2026, most of the properties in our portfolio were leased under net lease agreements where our client pays or reimburses us for property taxes and assessments and carries insurance coverage for public liability, property damage, fire, and extended coverage.
The following table details our rental revenue for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Minimum rent	$1,306,431	$1,218,003	$2,579,879	$2,408,036
Tenant reimbursement income	91,133	87,424	188,618	174,802
Straight-line rents	40,947	31,934	82,172	77,446
Above and below-market lease amortization	(16,883)	(6,287)	(30,763)	(21,613)
Percentage rent	4,005	2,799	8,208	8,607
Lease termination income	1,020	1,847	41,218	2,768
Other rent	3,776	10,472	6,190	13,595
Provision for doubtful accounts	(3,962)	(8,004)	(8,238)	(12,396)
Total rental revenue (including reimbursements)	$1,426,467	$1,338,188	$2,867,284	$2,651,245

13.Stockholders' Equity
A.Common Stock
We pay monthly distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for the periods indicated below:

	Six months ended June 30,
Month	2026	2025
January	$0.2700	$0.2640
February	0.2700	0.2640
March	0.2700	0.2680
April	0.2705	0.2685
May	0.2705	0.2685
June	0.2705	0.2685
Total	$1.6215	$1.6015
As of June 30, 2026, a distribution of $0.2710 per common share was payable and was paid in July 2026.
B.At-the-Market ("ATM") Program
In May 2026, we replaced our prior ATM program with a new ATM program, pursuant to which we may offer and sell up to 150.0 million shares of common stock (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE under the ticker symbol "O" at prevailing market prices or at negotiated prices. The current ATM program permits us to enter into both contingent and non-contingent forward sale agreements. Under certain forward sale agreements, the applicable forward purchaser may elect whether to exercise a purchase contingency (the "Contingency"), and any unexercised
Contingency is automatically exercised at expiration if the market price exceeds the applicable forward price. We may receive a contingency premium in connection with such arrangements. Upon settlement, subject to certain exceptions, we may elect, in our sole discretion, to cash settle or net share settle all or any portion of our obligations under any forward sale agreements, in which cases we may not receive any proceeds (in the case of cash settlement) or will not receive any proceeds (in the case of net share settlement), and we may owe cash (in the case of cash settlement) or shares of our common stock (in the case of net share settlement) to the relevant forward purchaser. As of June 30, 2026, we had 138.9 million shares remaining available for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including by replenishing the authorized shares issuable thereunder.
The following table outlines common stock issuances pursuant to our ATM programs (dollars in millions, shares in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Shares of common stock issued under the ATM program (1)	13,655	11,150	13,655	22,381
Gross proceeds	$840.0	$628.7	$840.0	$1,260.7
Sales agents' commissions and other offering expenses	(15.7)	(6.5)	(15.9)	(13.7)
Net proceeds	$824.3	$622.2	$824.1	$1,247.0
(1) During the three and six months ended June 30, 2026, 13.9 million and 22.1 million shares were sold, respectively. As of June 30, 2026, 21.1 million shares of common stock subject to forward sale confirmations have been executed, but not settled, at a weighted average initial gross price of $60.14 per share. We currently expect to fully settle forward sale agreements outstanding by September 30, 2026, representing $1.2 billion in net proceeds, for which the weighted average forward price as of June 30, 2026 was $58.34 per share.

C.Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
Our DRSPP provides our common stockholders with a convenient and economical method of purchasing our common stock and reinvesting their distributions. It also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26.0 million common shares to be issued. As of June 30, 2026, we had 10.4 million shares remaining for future issuance under our
DRSPP program.
The following table outlines common stock issuances pursuant to our DRSPP program (dollars in millions, shares in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Shares of common stock issued under the DRSPP program	48	50	99	107
Gross proceeds	$3.0	$2.8	$6.1	$5.9
D.Repurchases of Common Stock
We repurchased 1.8 million shares of our common stock during the six months ended June 30, 2026 for an aggregate cost of $101.9 million. As of June 30, 2026, there was $1.9 billion remaining under the share repurchase program authorized by the Board of Directors, which expires in January 2028.
14.Common Stock Incentive Plan
The amount of share-based compensation costs recognized in 'General and administrative' in our consolidated statements of income and comprehensive income was $9.3 million and $8.1 million during the three months ended
June 30, 2026 and 2025, respectively, and $20.7 million and $14.0 million during the six months ended June 30,
2026, and 2025, respectively.
A.Restricted Stock and Restricted Stock Units
During the six months ended June 30, 2026, we granted a total of 304,832 shares of restricted stock and restricted stock units under the Realty Income 2021 Incentive Award Plan (the "2021 Plan"). This amount included 32,140 shares granted to the independent members of our Board of Directors in connection with our annual awards in May
2026.
Restricted stock and restricted stock units granted to employees vest over a service period not exceeding four years, while those granted to directors vest over a period of up to three years based on each director's years of service, and are subject to the director’s continued service through each applicable vesting date.
As of June 30, 2026, the remaining unamortized share-based compensation expense related to restricted stock awards and units totaled $33.5 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and conditions of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.
B.Performance Shares
During the six months ended June 30, 2026, we granted 246,900 performance shares, as well as dividend equivalent rights, to our executive officers. The performance shares are earned based on our Total Shareholder
Return (“TSR”) performance relative to select industry indices and peer groups as well as achievement of certain operating metrics, and vest 50% as of the date of which the plan administrator determines the achievement of the applicable goals during the applicable three-year performance period and the remaining 50% on January 1 of the following year, subject to continued service.
As of June 30, 2026, the remaining share-based compensation expense related to the performance shares totaled
$34.0 million. The performance shares are recognized on a tranche-by-tranche basis over the service period. The fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model.

15.Net Income per Common Share
The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation (shares in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Weighted average shares used for the basic net income per share computation	932,307	902,966	932,133	897,338
Incremental shares from share-based compensation	755	647	805	592
Dilutive effect of forward ATM offerings	1,600	103	1,497	185
Weighted average shares used for diluted net income per share computation	934,662	903,716	934,435	898,115
Unvested shares from share-based compensation that were anti-dilutive	219	17	185	17
Weighted average partnership common units convertible to common shares that were anti- dilutive	2,682	2,682	2,682	2,682
Weighted average forward ATM offerings that were anti-dilutive	143	9	90	19
Weighted average shares issuable upon conversion of the convertible notes that were anti-dilutive	12,424	—	11,944	—
16.Supplemental Disclosures of Cash Flow Information
The following table summarizes our supplemental cash flow information during the periods indicated below (in thousands):

	Six months ended June 30,
	2026	2025
Supplemental disclosures:
Cash paid for interest	$487,558	$451,436
Cash paid for income taxes	$58,661	$60,367
Non-cash activities:
Net increase (decrease) in fair value of derivatives	$107,700	$(143,010)
Payment-in-kind interest expense on Term Loans	$9,094	$—
Payment-in-kind interest and dividend income on loans and preferred equity investments	$(15,585)	$—
The following table provides a reconciliation of 'Cash and cash equivalents' reported on our consolidated balance sheets to the total of the cash, cash equivalents, and restricted cash reported within our consolidated statements of cash flows (in thousands):

	June 30, 2026	June 30, 2025
Cash and cash equivalents shown in the consolidated balance sheets	$552,648	$800,447
Restricted escrow deposits (1)	58,594	22,219
Impounds related to mortgages payable (1)	4,120	19,070
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$615,362	$841,736
(1) Included within 'Other assets, net' on our consolidated balance sheets (see note 2, Supplemental Detail for Certain Components of
Consolidated Balance Sheets). These amounts consist of cash that we are legally entitled to, but that is not immediately available to us. As a result, these amounts were considered restricted as of the dates presented.

17.Segment and Geographic Information
A.Segment Information
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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Property expenses (excluding reimbursements)	$21,306	$19,998	$40,664	$39,301
Cash G&A expenses (1)	$48,336	$41,219	$95,838	$79,364
(1) Represents 'General and administrative' expenses as presented in our consolidated statements of income and comprehensive income, less share-based compensation costs.
Other segment items included in consolidated net income consist of 'Gain on sales of real estate' and 'Other income, net', as presented in our consolidated statements of income and comprehensive income.

B.Geographic Information
The following table disaggregates domestic and international revenue by major asset types and geographic regions
(in thousands):

	Three months ended June 30,
	2026
	U.S.	U.K.	Other (1)	Total
Retail	$868,428	$187,075	$59,239	$1,114,742
Industrial	212,107	15,475	23,892	251,474
Other (2)	59,615	636	—	60,251
Rental (including reimbursements)	$1,140,150	$203,186	$83,131	$1,426,467
Interest income on financing receivables				32,024
Interest and dividend income on loans and preferred equity investments				88,517
Other				703
Total revenue				$1,547,711

	2025
	U.S.	U.K.	Other (1)	Total
Retail	$858,362	$155,506	$47,225	$1,061,093
Industrial	197,205	12,582	4,537	214,324
Other (2)	61,242	1,529	—	62,771
Rental (including reimbursements)	$1,116,809	$169,617	$51,762	$1,338,188
Interest income on financing receivables				32,382
Interest and dividend income on loans and preferred equity investments				39,480
Other				328
Total revenue				$1,410,378

	Six months ended June 30,
	2026
	U.S.	U.K.	Other (1)	Total
Retail	$1,779,352	$364,275	$116,581	$2,260,208
Industrial	414,803	30,711	40,491	486,005
Other (2)	118,025	3,046	—	121,071
Rental (including reimbursements)	$2,312,180	$398,032	$157,072	$2,867,284
Interest income on financing receivables				64,154
Interest and dividend income on loans and preferred equity investments				158,627
Other				6,373
Total revenue				$3,096,438

	2025
	U.S.	U.K.	Other (1)	Total
Retail	$1,722,434	$293,670	$86,606	$2,102,710
Industrial	393,634	24,245	4,537	422,416
Other (2)	123,629	2,490	—	126,119
Rental (including reimbursements)	$2,239,697	$320,405	$91,143	$2,651,245
Interest income on financing receivables				65,017
Interest and dividend income on loans and preferred equity investments				74,216
Other				405
Total revenue				$2,790,883
(1) Other includes rental revenue generated from all other European countries we operate in.
(2) Other includes all other property types in our portfolio.

No individual client’s revenue represented more than 10% of our total revenue for each of the three and six months ended June 30, 2026 and 2025.
Long-lived assets include items such as property, plant, equipment and right-of-use assets subject to operating and finance leases. The following table disaggregates domestic and international total long-lived assets (in millions):

	June 30, 2026				December 31, 2025
	U.S.	U.K.	Other (1)	Total	U.S.	U.K.	Other (1)	Total
Long-lived assets	$43,226.3	$9,633.3	$3,784.8	$56,644.4	$42,337.4	$9,322.6	$3,280.5	$54,940.5
Remaining assets				19,797.1				17,855.1
Total assets				$76,441.5				$72,795.6
(1) Other includes long-lived assets in all other European countries we operate in.
18.Commitments and Contingencies
In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.
As of June 30, 2026, we had $729.4 million of commitments under construction contracts related to development projects, which have estimated rental revenue commencement dates between July 2026 and December 2028. In addition, we had commitments of $81.1 million for tenant improvements, recurring capital expenditures, and building improvements, and had accrued $11.5 million in contingent consideration obligations related to leasing activities at four U.K. retail park properties acquired in 2026, representing the remaining amounts deemed probable and estimable as of June 30, 2026.
In June 2026, we entered into an agreement with a joint venture to fund approximately $243.0 million for our equity interest in the joint venture, among other costs. This purchase obligation is expected to close during the third quarter of 2026.
As of June 30, 2026, we had approximately $375.4 million of unfunded loan commitments related to certain loan investments, under which we are committed to provide funding upon borrower request, subject to satisfaction of customary conditions. These commitments may be funded over the contractual commitment period and are generally intended to support the financing needs of the borrowers, including project development costs, operational expenditures, and interest obligations. These commitments are secured by the underlying real estate collateral or pledges of equity interests in the borrowing entities.
In March 2026, we closed on a mezzanine loan entered into with a joint venture with a principal balance of
$375.0 million. As of June 30, 2026, we have an obligation to fund up to $135.6 million over the term of the guarantee on third-party debt related to this loan, in the event of default. The guarantee is effective through the term of the related loan, which matures in March 2029 and has two 12-month extension options available. The guarantee requires fair value measurement. As such, we recorded the measured amount of $4.0 million as a liability at inception, which is included in 'Other liabilities' on our consolidated balance sheets.
19.Subsequent Events
A.Dividends
In July 2026, we declared a dividend of $0.2710 per share to our common stockholders, which will be paid in August
2026.
B. Credit Facility Amendment
On July 10, 2026, we amended and restated our unsecured revolving credit facility to increase the borrowing capacity to $5.5 billion, among other things. The revolving credit facility is bifurcated into two $2.75 billion tranches, which initially mature on April 29, 2029 and July 10, 2030, respectively, before giving effect to two six-month extension options. Pursuant to the terms of the revolving credit facility, the credit ratings at the time of the amendment provided for a borrowing rate of 67.5 basis points over the SOFR for USD borrowings, with a facility commitment fee of 12.5 basis points, for all-in drawn pricing of 80 basis points over SOFR, a reduction of 5.0 basis points from the prior revolving credit facilities.

C. Commercial Paper Program
On July 10, 2026, in conjunction with the closing of the updated revolving credit facility, we also expanded our global unsecured commercial paper programs to a total combined capacity of $5.5 billion, including an upsized
$2.75 billion U.S. commercial paper program and a $2.75 billion European commercial paper program. The notes will be sold under customary terms in the United States and European commercial paper note markets, respectively, and will rank pari passu with all of our other unsecured senior indebtedness, including our outstanding senior notes and borrowings under our multicurrency revolving credit facilities.
D. U.S. Core Plus Fund
On July 1, 2026, we called an additional $265.7 million of capital from third-party investors, resulting in an indirect ownership of 23.6% in the Fund.
E. ATM Forward Offerings
As of August 5, 2026, we had outstanding forward sale agreements under our ATM program for a total of 22.5 million shares of common stock, representing expected net proceeds of approximately $1.3 billion (assuming full physical settlement of such agreements), of which 1.4 million shares were sold in July 2026.
F. Note Issuance
In July 2026, we issued €600.0 million of 3.625% senior unsecured notes due July 2032.

Item 2:          Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the documents incorporated by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities
Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this quarterly report, the words “estimate,” “anticipate,” “assume,” “expect,” “believe,” “intend,” “continue,” “should,”
“may,” “likely,” “plan,” “seek,” and similar expressions are intended to identify forward-looking statements. Forward-
looking statements include discussions of our business, strategy, plans, and the intentions of management; joint ventures, partnerships, and portfolio including management thereof; our platform; growth and capital strategies including our private capital business, investment pipeline and intentions to acquire or dispose of properties
(including geographies, timing, partners, clients and terms); re-leases, re-development and speculative development of properties and expenditures related thereto; operations and results; our share repurchase program;
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
OVERVIEW
Realty Income (NYSE: O), an S&P 500 company, is real estate partner to the world's leading companies®. Founded in 1969, we serve our clients as a full-service real estate capital provider. As of June 30, 2026, we have a portfolio of over 15,500 properties in all 50 states of the United States ("U.S."), the United Kingdom ("U.K."), and eight other countries in Europe. We are known as “The Monthly Dividend Company®” and have a mission to invest in people and places to deliver dependable monthly dividends that increase over time. Since our founding, we have declared
673 consecutive monthly dividends and are a member of the S&P 500 Dividend Aristocrats® index for having increased our dividend for over 31 consecutive years.

As of June 30, 2026, we owned or held interests in 15,588 properties, with approximately 353.2 million square feet of leasable space leased to 1,798 clients doing business in 92 separate industries. Of the 15,588 properties in our portfolio as of June 30, 2026, 15,218, or 97.6%, were single-tenant properties, and the remaining were multi–client properties. Our total portfolio of properties as of June 30, 2026 had a weighted average remaining lease term
(excluding rights to extend a lease at the option of the client) of approximately 8.6 years. Total portfolio annualized base rent (defined as our pro-rata share of contractual monthly base rent for all leases in place and exchange rates as of the balance sheet date, multiplied by 12) on our leases as of June 30, 2026 was $5.28 billion.
As of June 30, 2026, approximately 34.3% of our total portfolio annualized base rent comes from properties leased to our investment grade clients, their subsidiaries or affiliated companies. As of June 30, 2026, our top 20 clients
(based on percentage of total portfolio annualized base rent) represented approximately 34.8% of our annualized base rent and 13 of these clients have investment grade credit ratings or are subsidiaries or affiliates of investment grade companies. Approximately 91% of our annualized retail base rent as of June 30, 2026, is derived from our clients with a service, non-discretionary, and/or low price point component to their business.
Unless otherwise specified, references to rental revenue in the Management's Discussion and Analysis of Financial
Condition and Results of Operations are exclusive of reimbursements from clients for recoverable real estate taxes and operating expenses totaling $91.1 million and $87.4 million for the three months ended June 30, 2026 and
2025, respectively, and $188.6 million and $174.8 million for the six months ended June 30, 2026 and 2025, respectively.
RECENT DEVELOPMENTS
Increases in Monthly Dividends to Common Stockholders
We have continued our 57-year history of paying monthly dividends by increasing the dividend three times during
2026. As of August 2026, we have paid 115 consecutive quarterly dividend increases and increased the dividend
135 times since our listing on the New York Stock Exchange (“NYSE”) in 1994.

2026 Dividend increases	Month Declared	Month Paid	Monthly Dividend per share	Increase per share
1st increase	Dec 2025	Jan 2026	$0.2700	$0.0005
2nd increase	Mar 2026	Apr 2026	$0.2705	$0.0005
3rd increase	Jun 2026	Jul 2026	$0.2710	$0.0005
The dividends paid per share during the six months ended June 30, 2026 totaled $1.6215, as compared to $1.6015 during the six months ended June 30, 2025, an increase of $0.020, or 1.2%.
The monthly dividend of $0.2710 per share represents a current annualized dividend of $3.252 per share, and an annualized dividend yield of 5.2% based on the last reported sale price of our common stock on the NYSE of
$61.96 on June 30, 2026. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.
Investments
During the three months ended June 30, 2026, we invested $2.6 billion; our pro-rata share was $2.1 billion at an initial weighted average cash yield of 7.3%, including investments in 144 properties, properties under development or expansion, unconsolidated entities, and loans.
During the six months ended June 30, 2026, we invested $5.3 billion; our pro-rata share was $4.7 billion at an initial weighted average cash yield of 7.2%, including investments in 338 properties, properties under development or expansion, unconsolidated entities, and loans.
See notes 3, Investments in Real Estate, 4, Investments in Unconsolidated Entities, and 5, Investments in Loans
and Financing Receivables to the consolidated financial statements for further details.
Establishment of Joint Venture with Cloud Capital
In June 2026, we announced a strategic joint venture with Cloud Capital and its affiliates (“Cloud Capital”) to invest in hyperscale data centers, which we expect to invest up to $1.4 billion for a 45% stake in a three-asset Northern
Virginia portfolio valued at more than $6.0 billion, with leases running 15 to 20 years. Subsequent to June 30, 2026, we closed on the first stabilized data center asset and expect to acquire the following two development assets upon stabilization.

Establishment of Joint Venture with Apollo
In March 2026, we established our Managed Insurance and Retirement Annuity investment platform as a vehicle to pursue various co-investment opportunities with institutional investors. In connection with this initiative, on March
31, 2026 we closed a $1.0 billion strategic investment from Apollo in exchange for a 49% interest in a newly formed joint venture which owns an existing portfolio of 492 retail properties contributed by the Company.
Dispositions
During the three months ended June 30, 2026, we sold 80 properties with total net proceeds received of $160.7 million. During the six months ended June 30, 2026, we sold 177 properties with total net proceeds received of
$348.6 million.
Equity Capital Raising
During the three months ended June 30, 2026, we raised $843.0 million of proceeds from the sale of common stock, at a weighted average of $61.52, primarily through the settlement of 13.7 million shares of common stock under our ATM program. As of August 5, 2026, we had outstanding forward sale agreements under our ATM program for a total of 22.5 million shares of common stock, representing expected net proceeds of approximately
$1.3 billion, of which 1.4 million shares were sold in July 2026 (assuming full physical settlement of such agreements).
Note Issuance
In July 2026, we issued €600.0 million of 3.625% senior unsecured notes due July 2032. See note 19, Subsequent
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
Expanded Revolving Credit Facilities and Commercial Paper Programs
In July 2026, we closed on the recast and expansion of our $5.5 billion multicurrency unsecured revolving credit facilities, upsized from the prior $4.0 billion capacity. In addition, we also announced an expanded combined capacity of $5.5 billion for our global commercial paper programs, upsized from the prior $3.0 billion combined capacity.

Portfolio Discussion
Leasing Results
As of June 30, 2026, we had 188 properties available for lease or sale out of 15,588 properties in our portfolio, which represents a 98.8% occupancy rate based on the number of properties in our portfolio. Our property-level occupancy rates exclude properties with ancillary leases only, such as cell towers and billboards, and properties with possession pending, and include properties owned by unconsolidated joint ventures. Below is a summary of our portfolio activity for the periods indicated below:

Three months ended June 30, 2026
Properties available for lease as of March 31, 2026	172
Lease expirations (1)	480
Re-leases to same client	(385)
Re-leases to new client	(34)
Vacant dispositions	(45)
Properties available for lease as of June 30, 2026	188

Six months ended June 30, 2026
Properties available for lease as of December 31, 2025	173
Lease expirations (1)	800
Re-leases to same client	(605)
Re-leases to new client	(57)
Vacant dispositions	(123)
Properties available for lease as of June 30, 2026	188
(1)Includes scheduled and unscheduled expirations (including leases rejected in bankruptcy), as well as future expirations resolved in the periods indicated above.
During the three months ended June 30, 2026, the new annualized base rent on re-leased units was $110.3 million, as compared to the previous annual rent of $107.4 million on the same units, representing a rent recapture rate of
102.7% on the re-leased units.
During the six months ended June 30, 2026, the new annualized base rent on re-leased units was $183.5 million, as compared to the previous annual rent of $178.2 million on the same units, representing a rent recapture rate of
103.0% on the re-leased units.
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
•Short-term loans;
•Asset dispositions; and
•Credit investment repayments.
In addition to these sources of liquidity, we manage and own an interest in our perpetual life U.S. Core Plus Fund
(the "Fund"). During the six months ended June 30, 2026, within our Fund, we called an aggregate $948.0 million of capital from third-party investors and redeemed an aggregate $591.9 million of the Company's units, resulting in our indirect ownership interest of 26.8% in the Fund. On July 1, 2026, within our Fund, we called an additional
$265.7 million of capital from third-party investors, resulting in our indirect ownership interest of 23.6% in the Fund.
We seek to hold additional closings during the life of the Fund. In January 2026, we established a strategic relationship with GIC, a leading global institutional investor, including the formation of a build-to-suit development joint venture. In March 2026, we established a strategic relationship with Apollo, a high-growth, global alternative asset manager, and closed on $1.0 billion of gross proceeds in exchange for Apollo’s acquisition of a 49% interest in a joint venture that indirectly owns a diversified net lease portfolio comprised entirely of single-tenant retail properties.
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

Capitalization
As of June 30, 2026, our total capitalization was $90.0 billion. Total capitalization consisted of $58.8 billion of common equity (based on the June 30, 2026 closing price on the NYSE of $61.96 and assuming the conversion of
2.7 million common units of Realty Income, L.P.), and total outstanding borrowings of $31.2 billion of our pro-rata share of total debt principal.
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
ATM Program
During the three and six months ended June 30, 2026, we settled approximately 13.7 million shares of common stock previously sold pursuant to forward sale agreements through our ATM program for approximately $824.3 million of net proceeds. As of June 30, 2026, we had outstanding forward-sale agreements under our ATM program for a total of 21.1 million shares of common stock, representing approximately $1.2 billion in expected net proceeds, which have been executed at a weighted average price of $58.34 per share (assuming full physical settlement of all outstanding shares of common stock, subject to such forward sale agreements and certain assumptions made with respect to settlement dates). In May 2026, we entered into a new ATM equity program that provides for the offer and sale of up to 150.0 million shares of common stock pursuant to forward sale agreements. As of June 30, 2026, we had 138.9 million shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
Debt Financing Activities
As of June 30, 2026, our total outstanding borrowings of credit facilities, commercial paper, term loans, mortgages payable, and senior unsecured notes and bonds were $31.0 billion, with a weighted average maturity of 5.1 years and a weighted average interest rate of 3.9%. As of June 30, 2026, approximately 91% of our total debt was fixed rate debt. See notes 6 through 8 to the consolidated financial statements for additional information about our outstanding debt, along with our debt financing activities during the six months ended June 30, 2026 below.
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
Note Issuance
In July 2026, we issued €600.0 million of 3.625% senior unsecured notes due July 2032. See note 19, Subsequent
Events, to the consolidated financial statements for further details.
In April 2026, we issued $800.0 million of 4.750% senior unsecured notes due April 2033. In connection with the offering, we executed a $500 million U.S. Dollar-to-Euro 7-year cross currency swap, resulting in approximately
€436 million of proceeds and a blended coupon rate of 4.16%.

Note Repayments
During the six months ended June 30, 2026, we repaid the following notes, plus accrued and unpaid interest, upon maturity:

2026 Repayments	Date of Issuance	Maturity Date	Principal amount (in millions)
5.050% Notes	January 2023	January 2026	$500.0
0.750% Notes	December 2020	March 2026	$325.0
4.875% Notes	June 2016	June 2026	$600.0
Credit Facilities and Commercial Paper Programs
On July 10, 2026, we amended and restated our unsecured revolving credit facility to increase the borrowing capacity to $5.5 billion, among other things. The revolving credit facility is bifurcated into two $2.75 billion tranches, which initially mature on April 29, 2029 and July 10, 2030, respectively, before giving effect to two six-month extension options. Pursuant to the terms of the revolving credit facility, the credit ratings at the time of the amendment provided for a borrowing rate of 67.5 basis points over the SOFR for USD borrowings, with a facility commitment fee of 12.5 basis points, for all-in drawn pricing of 80 basis points over SOFR, a reduction of 5.0 basis points from the prior revolving credit facilities.
In conjunction with the closing of the updated revolving credit facility, we also expanded our global unsecured commercial paper programs to a total combined capacity of $5.5 billion, including an upsized $2.75 billion U.S.
commercial paper program and a $2.75 billion European commercial paper program. The notes will be sold under customary terms in the United States and European commercial paper note markets, respectively, and will rank pari passu with all of our other unsecured senior indebtedness, including our outstanding senior notes and borrowings under our multicurrency revolving credit facilities. We expect to use our $5.5 billion multicurrency revolving credit facilities as a liquidity backstop for the repayment of notes issued under the programs.
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
with such covenants and are not measures of our liquidity or performance. The actual amounts as of June 30, 2026,
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
as of the first day of the four-quarter period, nor does it purport to reflect our debt service coverage ratio for any future period. Fixed charge coverage is calculated in the same manner as the debt service coverage. The following is our calculation of debt service and fixed charge coverage as of June 30, 2026 (in thousands, for trailing twelve months):

Net income attributable to the Company	$1,267,577
Plus: interest expense, excluding the amortization of deferred financing costs	1,152,933
Plus: provision for taxes	97,628
Plus: depreciation and amortization	2,542,368
Plus: provisions for impairment	402,094
Plus: pro forma adjustments	265,422
Less: provisions for gains from sales or joint ventures	(190,441)
Income available for debt service, as defined	$5,537,581
Total pro forma debt service charge	$1,173,688
Debt service and fixed charge coverage ratio	4.7x

Credit Agency Ratings
The borrowing interest rates under our revolving credit facilities are based upon our ratings assigned by credit rating agencies. We are currently assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook,
Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook, and on August 3, 2026, we received a credit rating of A with a "stable" outlook from Fitch Ratings. In addition, we are assigned the following ratings on our commercial paper: Moody's Investors Service has assigned a rating of P-2, Standard & Poor's
Ratings Group has assigned a rating of A-2, and Fitch Ratings has assigned a rating of F1.
Effective September 1, 2026, our current investment grade ratings provide for a borrowing rate of  0.650% over the
SOFR for USD borrowings, with a facility commitment fee of 0.100%, for all-in drawn pricing of 75 basis points over
SOFR. Prior to the credit rating by Fitch Ratings, financing under the credit facility was 5 basis points higher.
In addition, if our credit rating is lower than BBB-/Baa3 or our senior unsecured debt is unrated, credit ratings provide for a borrowing rate 1.350% over the SOFR for USD borrowings, with a facility fee of 0.300%. If our credit rating is A/A2 or higher, credit ratings provide for a borrowing rate of 0.6250% over the SOFR for USD borrowings, with a facility fee of 0.100%.
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
common stock.
Material Cash Requirements
The following table summarizes the maturity of each of our obligations as of June 30, 2026 (in millions):

	2026	2027	2028	2029	2030	Thereafter	Total
Credit Facilities (1)	$—	$1,039.7	$—	$281.5	$—	$—	$1,321.2
Commercial Paper (2)	1,441.4	—	—	—	—	—	1,441.4
Unsecured Term Loans	—	500.0	1,571.9	—	4.1	698.9	2,774.9
Mortgages Payable	11.1	22.3	1.3	1.3	1.0	—	37.0
Senior Unsecured Notes and Bonds	950.0	2,360.7	2,499.8	3,675.3	2,442.5	13,487.8	25,416.1
Interest (3)	640.2	1,071.3	891.4	807.9	664.4	3,138.3	7,213.5
Ground Leases Paid by the Company (4)	6.2	13.7	11.5	12.8	13.4	569.3	626.9
Ground Leases Paid by Our Clients (5)	15.6	29.8	26.9	24.6	23.1	308.7	428.7
Other (6)	681.2	255.4	122.3	1.5	—	4.2	1,064.6
Total	$3,745.7	$5,292.9	$5,125.1	$4,804.9	$3,148.5	$18,207.2	$40,324.3
(1) The initial terms of the RI Credit Facilities expire in April 2027 and April 2029 and include, at our option, two six-month extensions. The initial term of the Fund Credit Facilities expires in April 2029 and includes, at our option, two six-month extensions.
(2) Commercial paper programs outstanding were $1.4 billion, maturing between July 2026 and August 2026.
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
(6) “Other” consists of $729.4 million of commitments under construction contracts, $243.0 million for our equity interest in a joint venture, among other costs, $81.1 million for tenant improvements, recurring capital expenditures, and building improvements, and $11.5 million in contingent purchase consideration obligations related to leasing activities at four U.K. retail park properties acquired in 2026.
As of June 30, 2026, we had approximately $375.4 million of unfunded loan commitments related to certain loan investments. These commitments are not reflected in the table above, as the timing of the funding is dependent on borrower request and the satisfaction of customary conditions, and therefore cannot be reasonably estimated by period. See Note 18, Commitments and Contingencies to the consolidated financial statements for further details.
Investments in Unconsolidated Entities
As of June 30, 2026, our pro-rata share of secured debt of unconsolidated entities was approximately $659.2 million.

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
We distributed $1.62 per share to stockholders during the six months ended June 30, 2026, representing 73.0% of our diluted Adjusted Funds from Operations Available to Common Stockholders ("AFFO") per share of $2.22.
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

RESULTS OF OPERATIONS
The following is a comparison of our results of operations for the three and six months ended June 30, 2026 and 2025.
Total Revenue
The following summarizes our total revenue (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
Rental (excluding reimbursements)	$1,335,334	$1,250,764	$84,570	$2,678,666	$2,476,443	$202,223
Rental (reimbursements)	91,133	87,424	3,709	188,618	174,802	13,816
Interest income on financing receivables	32,024	32,382	(358)	64,154	65,017	(863)
Interest and dividend income on loans and preferred equity investments	88,517	39,480	49,037	158,627	74,216	84,411
Other	703	328	375	6,373	405	5,968
Total revenue	$1,547,711	$1,410,378	$137,333	$3,096,438	$2,790,883	$305,555
Rental Revenue (excluding reimbursements)
The table below summarizes the increase in rental revenue (excluding reimbursements) in the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three months ended June 30,
	Number of Properties	2026	2025	Change
Properties acquired during 2026 & 2025	565	$113,168	$23,639	$89,529
Same store rental revenue	14,619	1,194,013	1,179,819	14,194
Constant currency adjustment (1)	N/A	3,804	1,000	2,804
Properties sold during and prior to 2026	609	2,059	20,615	(18,556)
Straight-line rent and other non-cash adjustments	N/A	(7,605)	(6,397)	(1,208)
Vacant rents, development and other (2)	404	28,101	22,542	5,559
Other excluded revenue (3)	N/A	1,794	9,546	(7,752)
Total		$1,335,334	$1,250,764	$84,570

	Six months ended June 30,
	Number of Properties	2026	2025	Change
Properties acquired during 2026 & 2025	565	$190,660	$29,533	$161,127
Same store rental revenue	14,619	2,384,705	2,360,352	24,353
Constant currency adjustment (1)	N/A	8,619	(9,243)	17,862
Properties sold during and prior to 2026	609	8,136	43,559	(35,423)
Straight-line rent and other non-cash adjustments	N/A	(12,023)	(9,689)	(2,334)
Vacant rents, development and other (2)	404	56,429	50,975	5,454
Other excluded revenue (3)	N/A	42,140	10,956	31,184
Total		$2,678,666	$2,476,443	$202,223

(1)For purposes of comparability, same store rental revenue is presented on a constant currency basis using the exchange rate as of June 30,
2026.
(2)Relates to the aggregate of (i) rental revenue from 301 properties that were available for lease during part of 2026 or 2025 for the three and six months ended June 30, 2026, respectively and (ii) rental revenue for 103 properties under development or completed developments that do not meet our same store pool definition for the three and six months ended June 30, 2026, respectively.
(3)"Other excluded revenue" primarily consists of reimbursements related to lease termination fees and other settlement income.

For purposes of determining the same store rent property pool, we include all properties that were owned for the entire year-to-date period, for both the current and prior year, except for properties during the current or prior year that: (i) were vacant at any time, (ii) were under development or redevelopment, or (iii) were involved in eminent domain and rent was reduced. Each of the exclusions from the same store pool are separately addressed within the applicable sentences above, explaining the changes in rental revenue for the period.
Of the 17,440 in-place leases in the portfolio, 13,918, or 79.8%, were under leases that provide for increases in rents through: base rent increases tied to inflation (typically subject to ceilings), percentage rent based on a percentage of the clients’ gross sales, fixed increases, or a combination of two or more of the aforementioned rent provisions.
Rent based on a percentage of our clients' gross sales, or percentage rent, was $4.0 million and $2.8 million for the three months ended June 30, 2026 and 2025, respectively. Rent based on a percentage of our clients' gross sales, or percentage rent, was $8.2 million and $8.6 million for the six months ended June 30, 2026 and 2025, respectively. Percentage rent represents less than 1% of rental revenue.
As of June 30, 2026, our portfolio of 15,588 properties was 98.8% leased with 188 properties available for lease or sale, as compared to 98.6% leased with 212 properties available for lease as of June 30, 2025. It has been our experience that approximately 1% to 4% of our property portfolio will be available for lease at any given time;
however, it is possible that the number of properties available for lease or sale could increase in the future, given the nature of economic cycles and other unforeseen global events.
Rental Revenue (reimbursements)
A number of our leases provide for contractually obligated reimbursements from clients for recoverable real estate taxes and operating expenses. Contractually obligated reimbursements by our clients increased by $3.7 million and
$13.8 million for the three and six months ended June 30, 2026 as compared to the same periods in 2025, respectively, primarily due to higher reimbursable property taxes and maintenance due to growth in our portfolio.
Interest Income on Financing Receivables
Interest income on financing receivables decreased by $0.4 million and $0.9 million for the three and six months ended June 30, 2026 as compared to the same periods in 2025, respectively, primarily due to lower average financing receivable balances outstanding.
Interest and Dividend Income on Loans and Preferred Equity Investments
Interest and dividend income on loans and preferred equity investments increased by $49.0 million and $84.4 million for the three and six months ended June 30, 2026 as compared to the same periods in 2025, respectively, due to the growth in our loan and preferred equity portfolio. Our loans receivable and preferred equity investments increased by approximately $2.8 billion compared to the same period in 2025 due to acquisitions.
Other Revenue
Other revenue increased by $0.4 million and $6.0 million for the three and six months ended June 30, 2026 as compared to the same periods in 2025, respectively, primarily due to higher solar electricity tax credits received in the first quarter of 2026.

Expenses
The following summarizes our total expenses (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
Depreciation and amortization	$644,677	$647,849	$(3,172)	$1,274,952	$1,256,784	$18,168
Interest	312,083	283,824	28,259	604,023	552,198	51,825
Property (excluding reimbursements)	21,306	19,998	1,308	40,664	39,301	1,363
Property (reimbursements)	91,133	87,424	3,709	188,618	174,802	13,816
General and administrative	57,605	49,329	8,276	116,490	93,373	23,117
Provisions for impairment of real estate	54,185	142,255	(88,070)	144,350	239,673	(95,323)
Provisions for credit losses on loans and financing receivables	7,258	1,108	6,150	46,361	20,279	26,082
Merger, transaction, and other costs, net	2,058	331	1,727	12,845	610	12,235
Total expenses	$1,190,305	$1,232,118	$(41,813)	$2,428,303	$2,377,020	$51,283
Total revenue (1)	$1,456,578	$1,322,954		$2,907,820	$2,616,081
General and administrative expenses as a percentage of total revenue (1)	4.0%	3.7%		4.0%	3.6%
Property expenses (excluding reimbursements) as a percentage of total revenue (1)	1.5%	1.5%		1.4%	1.5%
(1) Excludes client reimbursements.
Depreciation and Amortization
Depreciation and amortization decreased by $3.2 million for the three months ended June 30, 2026 and increased by $18.2 million for the six months ended June 30, 2026 as compared to the same periods in 2025, as a result of accelerated amortization of in-place leases in the prior year period relating to certain properties leased to clients in bankruptcy, partially offset by higher depreciation expense due to growth in our portfolio for the three and six months ended June 30, 2026, respectively.
Interest Expense
The following is a summary of the components of our interest expense (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
Interest on our revolving credit facilities, commercial paper, term loans, mortgages, senior unsecured notes and bonds, and interest rate swaps	$296,836	$279,407	$17,429	$576,118	$546,018	$30,100
Credit facility commitment fees	1,644	1,508	136	3,270	2,836	434
Amortization of debt origination and deferred financing costs	9,122	7,162	1,960	17,945	13,082	4,863
Gain on interest rate swaps	(1,849)	(1,873)	24	(3,703)	(3,778)	75
Amortization of net note and mortgage and note discounts	8,394	981	7,413	14,714	1,698	13,016
Capital lease obligation	1,198	533	665	2,415	1,057	1,358
Interest capitalized	(3,262)	(3,894)	632	(6,736)	(8,715)	1,979
Interest expense	$312,083	$283,824	$28,259	$604,023	$552,198	$51,825
Revolving credit facilities, commercial paper, term loans, mortgages and senior unsecured notes and bonds
Average outstanding balances	$30,309,546	$28,813,067	$1,496,479	$29,779,625	$28,264,598	$1,515,027
Weighted average interest rates	3.97%	3.88%		3.92%	3.87%

Interest expense increased by $28.3 million or 10.0%, and $51.8 million, or 9.4%, for the three and six months ended June 30, 2026 as compared to the same periods in 2025, respectively, primarily due to higher average borrowings in 2026, as well as higher amortization of mortgage and note premiums and discounts and deferred financing costs. See notes to the accompanying consolidated financial statements for additional information regarding our indebtedness.
Property Expenses (excluding reimbursements)
Property expenses (excluding reimbursements) consist of costs associated with properties available for lease, non-
net-leased properties and general portfolio expenses and include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections and legal fees.
Property expenses (excluding reimbursements) increased by $1.3 million and $1.4 million for the three and six months ended June 30, 2026 as compared to the same periods in 2025, respectively, primarily due to higher property taxes of $5.9 million and $7.4 million, partially offset by lower repairs and maintenance costs of $3.3 million and $4.4 million.
Property Expenses (reimbursements)
Property expenses (reimbursements) consist of property taxes and operating costs paid on behalf of our clients.
Property expenses (reimbursements) increased by $3.7 million and $13.8 million for the three and six months ended
June 30, 2026 as compared to the same periods in 2025, respectively, primarily due to higher reimbursable property taxes and maintenance due to growth in our portfolio.
General and Administrative Expenses
General and administrative expenses are expenditures related to the operations of our company, including employee-related costs, professional fees, and other general overhead costs associated with running our business.
General and administrative expenses increased by $8.3 million and $23.1 million for the three and six months ended June 30, 2026 as compared to the same periods in 2025, respectively, primarily due to higher employee costs as we continue to invest in our people and our platform.
Provisions for Impairment of Real Estate
Provisions for impairment of real estate decreased by $88.1 million and $95.3 million during the three and six months ended June 30, 2026 as compared to the same periods in 2025, respectively. The decrease is primarily due to larger impairments recorded in 2025 related to properties leased to clients in bankruptcy.
Provisions for Credit Losses on Loans and Financing Receivables
Provisions for credit losses increased by $6.2 million and $26.1 million for the three and six months ended June 30,
2026 as compared to the same periods in 2025, respectively. For the six months ended June 30, 2026, the increase is primarily due to initial expected credit losses on loans acquired during the period. For the three months ended
June 30, 2026, the increase was due to initial expected credit losses on loans acquired during the period, partially offset by favorable changes in estimated credit losses for existing loans.
Merger, Transaction, and Other Costs, Net
Merger, transaction, and other costs, net increased by $1.7 million and $12.2 million for the three and six months ended June 30, 2026 as compared to the same periods in 2025, respectively, primarily due to placement fees incurred in fundraising for the Fund and certain strategic venture formation costs incurred in the current year.
Gain on Sales of Real Estate
The following summarizes our property dispositions (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
Number of properties sold	80	73	7	177	128	49
Net sales proceeds	$160,655	$116,841	$43,814	$348,634	$209,414	$139,220
Gain on sales of real estate	$38,260	$38,566	$(306)	$73,902	$61,103	$12,799

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
Foreign currency and derivative loss, net increased by $4.4 million and $18.9 million, for the three and six months ended June 30, 2026 as compared to the same periods in 2025, respectively, primarily due to the impact of foreign currency fluctuations on our foreign-denominated assets and liabilities, as well as derivative instruments we executed to reduce the effect of these fluctuations.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated entities decreased by $1.1 million and $2.8 million for the three and six months ended June 30, 2026 as compared to the same periods in 2025, respectively, primarily attributable to lower income within our data center joint venture due to a gain on sale from an easement recorded in 2025 with no comparable gain recorded in 2026, in addition to an adjustment to straight-line rent recognized in the prior year.
Other Income, Net
Other income, net decreased by $0.1 million for the three months ended June 30, 2026 and increased by $7.8 million for the six months ended June 30, 2026 as compared to the same periods in 2025, primarily due to a non-
recurring insurance commutation gain realized during the first quarter of 2026.
Income Taxes
Income taxes primarily consist of international income taxes accrued or paid by us and our subsidiaries, as well as state and local taxes. The increase of $1.7 million and $12.3 million in income taxes for the three and six months ended June 30, 2026 as compared to the same periods in 2025, respectively, is primarily attributable to higher taxable income in the U.K. and Europe, offset with lower state franchise and income taxes in the U.S.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests increased by $24.5 million and $32.0 million for the three and six months ended June 30, 2026 as compared to the same periods in 2025, respectively, primarily attributable to the launches of our U.S. Core Plus Fund and Apollo joint venture, which contributed to increases of $24.6 million and
$32.5 million for the three and six months ended June 30, 2026.

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
We define Adjusted EBITDAre, a non-GAAP financial measure, for the most recent quarter as earnings (net income)
before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) executive severance charge,
(v) provisions for impairment of real estate, (vi) provisions for credit losses on loans and financing receivables, (vii)
merger, transaction, and other costs, net, (viii) gain on sales of real estate, (ix) foreign currency and derivative gain and loss, net, and (x) equity in earnings of unconsolidated entities. Our Adjusted EBITDAre may not be comparable to Adjusted EBITDAre reported by other companies or as defined by Nareit, and other companies may interpret or define Adjusted EBITDAre differently than we do. Management believes Adjusted EBITDAre to be a meaningful measure of a REIT’s performance because it provides a view of our operating performance, analyzes our ability to meet interest payment obligations before the effects of income tax, depreciation and amortization expense, provisions for impairment, provisions for credit losses on loans and financing receivables, gain on sales of real estate and other items, as defined above, that affect comparability, including the removal of non-recurring and non-
cash items that industry observers believe are less relevant to evaluating the operating performance of a company.
In addition, EBITDAre is widely followed by industry analysts, lenders, investors, rating agencies, and others as a means of evaluating the operating performance of business activities prior to servicing debt obligations.
Management also believes the use of an Annualized Adjusted EBITDAre metric, which is calculated by multiplying
Adjusted EBITDAre for the applicable quarter by four, is meaningful because it represents our current earnings run rate for the period presented. Adjusted EBITDAre should be considered along with, but not as an alternative to net income as a measure of our operating performance. We define Annualized Pro Forma Adjusted EBITDAre as
Annualized Adjusted EBITDAre, subject to certain adjustments to incorporate Adjusted EBITDAre from investments we acquired or stabilized during the applicable quarter and Adjusted EBITDAre from investments we disposed of during the applicable quarter, and include transaction accounting adjustments in accordance with U.S. GAAP, giving pro forma effect to all transactions as if they occurred at the beginning of the applicable quarter. Our calculation includes all adjustments consistent with the requirements to present Annualized Adjusted EBITDAre on a pro forma basis in accordance with Article 11 of Regulation S-X. We believe Annualized Pro Forma Adjusted EBITDAre is a useful non-GAAP supplemental measure, as it excludes investments that were no longer owned at the balance sheet date and includes the annualized base rent from investments acquired during the quarter. Management also uses our ratio of Net Debt/Annualized Pro Forma Adjusted EBITDAre as a measure of leverage in assessing our financial performance, which is calculated as net debt (which we define as total debt, excluding deferred financing costs and net discounts, less consolidated cash and cash equivalents), divided by Annualized Pro Forma Adjusted
EBITDAre. The ratio of our net debt to our Annualized Pro Forma Adjusted EBITDAre is also used to determine vesting of performance share awards granted to our executive officers.

The following is a reconciliation of net income (which we believe is the most comparable U.S. GAAP measure) to
Adjusted EBITDAre and Annualized Pro Forma Adjusted EBITDAre calculations for the period indicated below
(dollars in thousands):

Three months ended June 30,
2026
Net income	$370,513
Interest	312,083
Income taxes	25,808
Depreciation and amortization	644,677
Executive severance charge	255
Provisions for impairment of real estate	54,185
Provisions for credit losses on loans and financing receivables	7,258
Merger, transaction, and other costs, net	2,058
Gain on sales of real estate	(38,260)
Foreign currency and derivative loss, net	8,824
Equity in earnings of unconsolidated entities	(2,204)
Adjusted EBITDAre	$1,385,197
Annualized Adjusted EBITDAre	$5,540,788
Annualized Pro Forma Adjustments	$111,889
Annualized Pro Forma Adjusted EBITDAre	$5,652,677
Total debt per the consolidated balance sheets, excluding deferred financing costs and net discounts	$30,990,552
Less: Cash and cash equivalents	(552,648)
Net Debt	$30,437,904
Net Debt/Annualized Pro Forma Adjusted EBITDAre	5.4x
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
period indicated below (in thousands):

Three months ended June 30,
2026
Annualized pro forma adjustments from investments acquired or stabilized	$121,946
Annualized pro forma adjustments from investments disposed	(10,057)
Annualized Pro Forma Adjustments	$111,889

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
We define Normalized FFO, a non-GAAP financial measure, as FFO excluding merger, transaction, and other costs, net. We define diluted FFO and diluted normalized FFO as FFO and normalized FFO adjusted for dilutive noncontrolling interests.
The following summarizes our FFO and Normalized FFO (in millions, except per share data):

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
FFO available to common stockholders	$996.6	$955.7	4.3%	$1,990.2	$1,893.4	5.1%
FFO per common share (1)	$1.07	$1.06	0.9%	$2.13	$2.11	0.9%
Normalized FFO available to common stockholders	$998.7	$956.1	4.5%	$2,003.0	$1,894.0	5.8%
Normalized FFO per common share (1)	$1.07	$1.06	0.9%	$2.14	$2.11	1.4%
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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income available to common stockholders	$343,955	$196,919	$655,721	$446,734
Depreciation and amortization	644,677	647,849	1,274,952	1,256,784
Depreciation of furniture, fixtures and equipment	(802)	(604)	(1,589)	(1,142)
Provisions for impairment of real estate	54,185	142,254	144,350	239,672
Gain on sales of real estate	(38,260)	(38,566)	(73,902)	(61,103)
Proportionate share of adjustments for unconsolidated entities	9,021	9,085	18,499	15,340
FFO adjustments allocable to noncontrolling interests	(16,176)	(1,189)	(27,830)	(2,882)
FFO available to common stockholders	$996,600	$955,748	$1,990,201	$1,893,403
FFO allocable to dilutive noncontrolling interests	2,344	2,417	4,377	4,842
Diluted FFO	$998,944	$958,165	$1,994,578	$1,898,245

FFO available to common stockholders	$996,600	$955,748	$1,990,201	$1,893,403
Merger, transaction, and other costs, net	2,058	331	12,845	610
Normalized FFO available to common stockholders	$998,658	$956,079	$2,003,046	$1,894,013
Normalized FFO allocable to dilutive noncontrolling interests	2,344	2,417	4,377	4,842
Diluted Normalized FFO	$1,001,002	$958,496	$2,007,423	$1,898,855

FFO per common share：
Basic	$1.07	$1.06	$2.14	$2.11
Diluted	$1.07	$1.06	$2.13	$2.11
Normalized FFO per common share:
Basic	$1.07	$1.06	$2.15	$2.11
Diluted	$1.07	$1.06	$2.14	$2.11
Distributions paid to common stockholders	$756,779	$727,450	$1,514,811	$1,439,274
FFO after distributions	$239,821	$228,298	$475,390	$454,129
Normalized FFO after distributions	$241,879	$228,629	$488,235	$454,739
Weighted average number of common shares used for FFO and Normalized FFO:
Basic	932,307	902,966	932,133	897,338
Diluted	937,344	906,398	937,117	900,797

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS
We define AFFO, a non-GAAP measure, as FFO adjusted for unique revenue and expense items, which we believe are not as pertinent to the measurement of our ongoing operating performance. We define diluted AFFO as AFFO adjusted for dilutive noncontrolling interests.
The following summarizes our AFFO (in millions, except per share data):

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
AFFO available to common stockholders	$1,022.1	$947.5	7.9%	$2,079.7	$1,897.2	9.6%
AFFO per common share (1)	$1.09	$1.05	3.8%	$2.22	$2.11	5.2%
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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income available to common stockholders	$343,955	$196,919	$655,721	$446,734
Cumulative adjustments to calculate Normalized FFO (1)	654,703	759,160	1,347,325	1,447,279
Normalized FFO available to common stockholders	998,658	956,079	2,003,046	1,894,013
Debt-related non-cash items:
Amortization of net debt discounts and deferred financing costs	17,696	8,257	33,074	14,890
Amortization of acquired interest rate swap value (2)	1,530	3,555	3,061	7,266
Capital expenditures from operating properties:
Leasing costs and commissions	(1,944)	(1,985)	(3,298)	(2,865)
Recurring capital expenditures	—	(221)	(170)	(240)
Other non-cash items:
Provisions for credit losses on loans and financing receivables	7,258	1,109	46,361	20,280
Amortization of share-based compensation	9,268	8,110	20,651	14,009
Straight-line rent and expenses, net	(39,536)	(30,226)	(79,046)	(74,038)
Amortization of above and below-market leases, net	16,883	6,287	30,763	21,613
Deferred tax expense	281	413	1,718	309
Proportionate share of adjustments for unconsolidated entities	(320)	(1,678)	(774)	(1,641)
Executive severance charge (3)	255	—	1,846	—
Other adjustments (4)	12,091	(2,209)	22,441	3,611
AFFO available to common stockholders	$1,022,120	$947,491	$2,079,673	$1,897,207
AFFO allocable to dilutive noncontrolling interests	2,338	2,401	4,772	4,802
Diluted AFFO	$1,024,458	$949,892	$2,084,445	$1,902,009
AFFO per common share:
Basic	$1.10	$1.05	$2.23	$2.11
Diluted	$1.09	$1.05	$2.22	$2.11
Distributions paid to common stockholders	$756,779	$727,450	$1,514,811	$1,439,274
AFFO after distributions	$265,341	$220,041	$564,862	$457,933
Weighted average number of common shares used for AFFO:
Basic	932,307	902,966	932,133	897,338
Diluted	937,344	906,398	937,117	900,797
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

PROPERTY PORTFOLIO INFORMATION
As of June 30, 2026, most of the properties in our portfolio were leased under net lease agreements. A net lease typically requires the client to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, clients of our properties typically pay rent increases based on: (1) fixed increases, (2) increases tied to inflation (typically subject to ceilings), or (3) additional rent calculated as a percentage of the clients' gross sales above a specified level.
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
	June 30, 2026	December 31, 2025 (1)
Grocery	11.1%	11.1%
Convenience Stores	9.4	9.5
Home Improvement	6.4	6.4
Dollar Stores	6.0	6.1
Restaurants-Quick Service	4.8	4.8
Automotive Service	4.2	4.3
Health and Fitness	4.2	4.4
Drug Stores	4.1	4.3
General Merchandise	3.7	3.5
Restaurants-Casual Dining	3.6	3.8
Gaming	3.1	3.1
Home Furnishings	3.0	2.8
Transportation Services	3.0	2.9
Health Care	2.7	2.7
Apparel Stores	2.7	2.6
Sporting Goods	2.5	2.4
Wholesale Clubs	2.1	2.2
Motor Vehicle Dealerships	2.0	1.7
Entertainment	1.8	1.9
Theaters	1.8	1.9
(1) Annualized Base Rent percentages have been recast to conform to the current period presentation.

Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of June 30, 2026
(dollars and square footage in thousands):

Property Type	Number of Properties	Leasable Square Feet (1)	Annualized Base Rent	Percentage of Annualized Base Rent
Retail	14,913	216,919	$4,132,195	78.3%
Industrial	604	127,032	856,311	16.2
Gaming	2	5,053	165,629	3.1
Other (2)	69	4,216	126,265	2.4
Total	15,588	353,220	$5,280,400	100.0%
(1)Represents leasable building square footage, which includes our portfolio of unconsolidated joint ventures based on ownership percentage and deducts noncontrolling interests. Excludes 2,962 acres of leased land categorized as agriculture as of June 30, 2026.
(2)"Other" primarily includes 27 properties classified as agriculture with $35.8 million in annualized base rent, 15 properties classified as office with $33.4 million in annualized base rent, 21 properties classified as country clubs with $28.0 million in annualized base rent, and three properties classified as data centers with $25.0 million in annualized base rent, as well as one land parcel under development.
Client Diversification
The following table sets forth the 20 largest clients in our property portfolio, expressed as a percentage of total portfolio annualized base rent, which does not give effect to deferred rent or interest earned on loans and preferred equity investments, as of June 30, 2026:

Client	Number of Leases	Percentage of Total Portfolio Annualized Base Rent (1)
Dollar General	1,855	3.3%
7-Eleven	802	3.1
Walgreens	391	3.0
Family Dollar	1,253	2.6
Life Time Group	43	2.1
(B&Q) Kingfisher	72	2.0
Wynn Resorts	1	2.0
EG Group	414	2.0
Asda	41	1.6
Sainsbury's	42	1.6
Tesco	30	1.5
BJ's Wholesale Club	45	1.5
Tractor Supply	258	1.4
FedEx	60	1.3
MGM (Bellagio)	1	1.1
CVS Pharmacy	206	1.1
Carrefour	43	1.0
Home Depot	41	0.9
Walmart / Sam's Club	62	0.9
Decathlon	85	0.9
Total	5,745	34.8%
(1)Amounts for each client are calculated independently; therefore, the individual percentages may not sum to the total.

Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio
(excluding rights to extend a lease at the option of the client) and their contribution to total portfolio annualized base rent as of June 30, 2026 (dollars in thousands):

	Total Portfolio (1)
	Expiring Leases		Annualized Base Rent	Percentage of Annualized Base Rent
Year	Retail	Non-Retail
2026	386	13	$78,172	1.5%
2027	1,370	50	308,889	5.8
2028	1,766	73	407,284	7.7
2029	1,916	52	452,829	8.6
2030	1,345	52	371,413	7.0
2031	1,292	78	458,310	8.7
2032	1,462	55	382,140	7.2
2033	1,074	37	326,834	6.2
2034	819	41	361,023	6.8
2035	740	32	240,747	4.6
2036	701	40	276,869	5.2
2037	564	25	153,170	2.9
2038	425	24	149,872	2.8
2039	543	9	148,326	2.8
2040	415	8	163,006	3.1
2041-2143	1,897	127	1,001,516	19.1
Total	16,715	716	$5,280,400	100.0%
(1)Leases on our multi-tenant properties are counted separately in the table above.
Geographic Diversification
The following table sets forth certain geographic information regarding our property portfolio as of June 30, 2026
(square footage in thousands):

Location	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Percentage of Annualized Base Rent
Alabama	505	100%	6,059	1.7%
Alaska	16	94	623	0.2
Arizona	286	99	4,344	1.7
Arkansas	309	99	3,260	0.9
California	364	99	14,204	4.4
Colorado	201	100	3,714	1.3
Connecticut	57	100	2,638	0.6
Delaware	26	96	283	0.1
Florida	1,072	99	12,864	4.7
Georgia	720	99	10,866	3.3
Hawaii	22	100	48	0.1
Idaho	40	98	415	0.2
Illinois	600	100	14,554	4.2
Indiana	479	99	12,569	2.4
Iowa	121	99	4,303	0.7
Kansas	201	98	5,187	0.8
Kentucky	454	100	6,430	1.4

Location	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Percentage of Annualized Base Rent
Louisiana	379	100	5,814	1.6
Maine	112	99	1,304	0.5
Maryland	101	98	4,014	1.1
Massachusetts	210	100	7,782	3.7
Michigan	584	100	8,563	2.5
Minnesota	283	97	5,468	1.5
Mississippi	338	100	5,412	1.1
Missouri	424	98	6,387	1.6
Montana	32	100	407	0.2
Nebraska	84	100	1,294	0.3
Nevada	81	100	4,699	1.8
New Hampshire	68	96	1,265	0.4
New Jersey	151	93	2,717	1.1
New Mexico	149	100	2,219	0.7
New York	376	99	6,642	2.5
North Carolina	493	98	9,900	2.5
North Dakota	26	100	595	0.2
Ohio	827	98	23,045	4.1
Oklahoma	389	100	5,466	1.5
Oregon	42	100	698	0.3
Pennsylvania	379	95	7,501	1.9
Rhode Island	35	97	415	0.2
South Carolina	385	98	5,975	1.7
South Dakota	40	98	603	0.2
Tennessee	582	100	9,717	2.3
Texas	1,826	97	34,788	9.5
Utah	55	100	2,531	0.5
Vermont	21	100	208	0.1
Virginia	418	99	8,415	2.4
Washington	86	100	2,132	0.7
West Virginia	109	100	949	0.3
Wisconsin	327	99	7,922	1.7
Wyoming	25	100	215	0.1
Puerto Rico	6	100	59	*
U.S. Virgin Islands	1	100	38	*
France	45	98	2,703	0.5
Germany	6	100	1,935	0.3
Ireland	24	100	2,534	0.8
Italy	88	100	4,150	1.1
Netherlands	2	100	2,915	0.5
Poland	6	100	3,834	0.6
Portugal	8	100	474	0.1
Spain	102	98	8,865	1.6
United Kingdom	390	99	38,290	15.0
Total/average	15,588	99%	353,220	100.0%
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
The following table presents, by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of June 30, 2026. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes.

Expected Maturity Data
The following table summarizes the maturity of our debt as of June 30, 2026 (dollars in millions):

	Consolidated Fixed Rate Debt				Consolidated Variable Rate Debt				End of Period Interest Rate (3)
Year Principal Due	Unsecured Term Loans	Mortgages Payable	Senior Unsecured Notes and Bonds	Subtotal	RI Credit Facilities	Fund Credit Facilities	Commercial Paper	Total Consolidated Debt Principal	Fixed Rate Debt (4)	Variable Rate Debt
2026	$—	$11.1	$950.0	$961.1	$—	$—	$1,441.4	$2,402.5	4.24%	3.46%
2027	500.0	22.3	2,360.7	2,883.0	1,039.7	—	—	3,922.7	2.81	3.27
2028	1,571.9	1.3	2,499.8	4,073.0	—	—	—	4,073.0	3.66	—
2029	—	1.3	3,675.3	3,676.6	—	281.5	—	3,958.1	3.85	4.66
2030	4.1	1.0	2,442.5	2,447.6	—	—	—	2,447.6	3.73	—
Thereafter	698.9	—	13,487.8	14,186.7	—	—	—	14,186.7	4.19	—
Total (1)	$2,774.9	$37.0	$25,416.1	$28,228.0	$1,039.7	$281.5	$1,441.4	$30,990.6	3.89%	3.51%
Fair Value (2)	$2,804.2	$36.7	$24,529.1	$27,370.0	$1,039.7	$281.5	$1,441.4	$30,132.6
(1)Excludes net discounts recorded on mortgages payable, net discounts recorded on notes payable, and deferred financing costs on term loans, mortgages payable, and notes payable.
(2)We base the estimated fair value of our 2026 Term Loan Facility, mortgages and private senior notes payable as of June 30, 2026, on the relevant forward interest rate curve, plus an applicable credit-adjusted spread. We base the estimated fair value of the publicly traded fixed rate senior notes and bonds, and other term loans as discussed in note 7, Term Loans as of June 30, 2026, on the indicative market prices and recent trading activity of our senior notes and bonds payable. We believe that the carrying values of the credit facilities, and commercial paper borrowings reasonably approximate their estimated fair values as of June 30, 2026.
(3)Calculated as the weighted average interest rate as of June 30, 2026. The weighted average interest rates reflect the effective fixed rate for floating rate debt that is fixed through interest rate swaps.
(4)In connection with our merger with Spirit in January 2024, we effectively assumed Spirit’s existing term loans and fixed rate swaps, which carry a weighted average fixed interest rate of 3.3% for our term loan maturing in August 2027. In November 2025, we entered into interest rate swaps, which fixed our per annum interest rate at 4.3% for our term loan initially maturing in January 2028. In March 2026, we closed a
$693.9 million unsecured term loan due January 2036 at a fixed rate of 4.9%. Concurrently, we executed a cross-currency swap on
$500.0 million of proceeds for approximately €431.0 million, achieving an effective blended borrowing rate of 4.34%. In June 2026, the Fund fully drew on its $380.0 million unsecured delayed draw term loan, which initially matures in April 2028, and is subject to interest rate swaps that fix the effective interest rate at 4.92%.
The table above incorporates only those exposures that exist as of June 30, 2026. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.
As of June 30, 2026, our outstanding mortgages payable, notes, and bonds had fixed interest rates. Interest on our credit facilities and commercial paper borrowings and term loans is variable. However, the variable interest rate feature on certain term loans has been mitigated by interest rate swap agreements, while one term loan bears a fixed contractual rate. As of June 30, 2026, a 1% change in interest rates on our variable-rate debt would change our interest rate costs by $27.6 million.
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
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026, under the supervision and with the participation of management, including our
Chief Executive Officer and Chief Financial Officer.
Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2026 our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the quarter ended
June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2:                              Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents the number and average price of shares purchased during the three months ended
June 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Average Price Paid per Share	Maximum Dollar Value of Shares that May be Repurchased Under the Program
April 1, 2026 — April 30, 2026	204	$61.88	—	$—	$1,898,091,440
May 1, 2026 — May 31, 2026	448	$62.85	—	$—	$1,898,091,440
June 1, 2026 — June 30, 2026	351	$61.99	—	$—	$1,898,091,440
Total	1,003	$62.35	—	$—
(1)All 1,003 shares of common stock purchased during the three months ended June 30, 2026 were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the Realty Income 2021 Incentive Award Plan. The withholding of common stock by us could be deemed a purchase of such common stock.
(2)We are authorized to repurchase up to $2.0 billion in shares of our common stock under our share repurchase program, which will expire in
January 2028.

Item 5:                              Other Information
(a) None.
(b) None.
(c) Director and Officer Trading Arrangements
During the three months ended June 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

4.3
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

4.4
Form of 3.625% Note due 2032 issued on July 7, 2026 (filed as exhibit 4.2 and contained in exhibit 4.3 to the Company’s Form 8-
K, filed on July 7, 2026 (File No. 001-13374) and incorporated herein by reference).

4.5
Officers' Certificate dated July 7, 2026 pursuant to Sections 201, 301 and 303 of the Indenture dated as of October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing the terms of a new series of debt securities entitled “3.625% Notes due 2032” and including the forms of debt security (filed as Exhibit 4.3 to the
Company's Form 8-K, filed on July 7, 2026 (File No. 001-13374) and incorporated herein by reference).

Material Contracts
10.1
Fifth Amended and Restated Credit Agreement, dated as of July 10, 2026, by and among Realty Income Corporation, as US borrower, RI UK Finance Ltd, as UK borrower, and Realty Income Euro Finance B.V., as Netherlands borrower, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the other parties named therein (filed as Exhibit
10.1 to the Company's Form 8-K, filed on July 13, 2026 (File No. 001-13374) and incorporated herein by reference).

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
*Filed herewith.
**Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: August 5, 2026	/s/ NEALE REDINGTON
Neale Redington
Senior Vice President, Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)