Form 10-Q
period 2026-09-30
REALTY INCOME CORP
filed 2026-11-03
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
or
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
Yes  ☐  No  ☒
As of October 28, 2026, there were 950,997,048 shares of common stock outstanding.

REALTY INCOME CORPORATION
Index to Form 10-Q
September 30, 2026

PART I.                             FINANCIAL INFORMATION
Item 1:          Financial Statements
REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts) (unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Real estate held for investment, at cost:
Land	$19,119,185	$18,368,029
Buildings and improvements	46,719,476	43,824,410
Total real estate held for investment, at cost	65,838,661	62,192,439
Less accumulated depreciation and amortization	(9,808,131)	(8,778,536)
Real estate held for investment, net	56,030,530	53,413,903
Real estate and lease intangibles held for sale, net	194,986	91,784
Cash and cash equivalents	368,534	434,842
Accounts receivable, net	1,217,817	1,053,487
Lease intangible assets, net	5,584,800	5,717,241
Goodwill	4,932,199	4,932,199
Investment in loans and financing receivables, net	5,030,205	3,271,002
Investment in unconsolidated entities	1,617,384	1,256,456
Other assets, net	2,973,959	2,624,698
Total assets	$77,950,414	$72,795,612
LIABILITIES AND EQUITY
Distributions payable	$265,518	$255,171
Accounts payable and accrued expenses	1,094,942	1,060,969
Lease intangible liabilities, net	1,463,929	1,493,958
Other liabilities	1,062,753	1,066,809
Revolving credit facilities and commercial paper	2,127,928	2,023,414
Term loans, net	2,772,340	1,701,615
Mortgages payable, net	36,745	37,761
Notes payable, net	26,451,863	25,031,947
Total liabilities	$35,276,018	$32,671,644
Commitments and contingencies (Note 18)
Redeemable noncontrolling interests	$71,745	$—
Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 1,300,000 shares authorized, 950,964 and 933,975 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	$51,149,067	$49,861,660
Distributions in excess of net income	(11,761,979)	(10,527,984)
Accumulated other comprehensive income	104,861	105,019
Total stockholders’ equity	$39,491,949	$39,438,695
Noncontrolling interests	3,110,702	685,273
Total equity	$42,602,651	$40,123,968
Total liabilities and equity	$77,950,414	$72,795,612
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
REVENUE
Rental (including reimbursements)	$1,483,799	$1,386,502	$4,351,083	$4,037,747
Interest income on financing receivables	32,248	32,635	96,402	97,652
Interest and dividend income on loans and preferred equity investments	104,982	51,058	263,609	125,274
Other	553	357	6,926	762
Total revenue	1,621,582	1,470,552	4,718,020	4,261,435
EXPENSES
Depreciation and amortization	647,555	631,981	1,922,507	1,888,765
Interest	333,564	294,482	937,587	846,680
Property (including reimbursements)	122,393	106,621	351,675	320,724
General and administrative	54,315	55,039	170,805	148,412
Provisions for impairment of real estate	111,645	75,391	255,995	315,063
Provisions for credit losses on loans and financing receivables	14,212	11,581	60,573	31,861
Merger, transaction, and other costs, net	2,694	13,343	15,539	13,953
Total expenses	1,286,378	1,188,438	3,714,681	3,565,458
Gain on sales of real estate	113,865	49,107	187,767	110,210
Foreign currency and derivative loss, net	(2,513)	(2,818)	(28,357)	(9,751)
Equity in earnings of unconsolidated entities	2,927	3,080	7,800	10,706
Other income, net	6,225	10,015	28,610	24,551
Income before income taxes	455,708	341,498	1,199,159	831,693
Income taxes	(23,568)	(23,824)	(75,571)	(63,546)
Net income	432,140	317,674	1,123,588	768,147
Net income attributable to noncontrolling interests	(28,198)	(1,903)	(63,925)	(5,642)
Net income available to common stockholders	$403,942	$315,771	$1,059,663	$762,505
Amounts available to common stockholders per common share:
Net income, basic and diluted	$0.43	$0.35	$1.13	$0.84
Weighted average common shares outstanding:
Basic	944,261	913,949	936,219	902,935
Diluted	946,115	915,187	938,247	904,010

Net income	$432,140	$317,674	$1,123,588	$768,147
Other comprehensive income:
Foreign currency translation adjustment	825	(21,950)	(14,174)	77,690
Unrealized gain (loss) on derivatives, net	17,866	18,493	22,648	(23,596)
Comprehensive income	$450,831	$314,217	$1,132,062	$822,241
Net income attributable to noncontrolling interests	(28,198)	(1,903)	(63,925)	(5,642)
Other comprehensive income attributable to noncontrolling interests	(8,632)	—	(8,632)	—
Comprehensive income available to common stockholders	$414,001	$312,314	$1,059,505	$816,599
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)
Three months ended September 30, 2026 and 2025

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income	Total stockholders’ equity	Non- controlling interests	Total equity
Balance, June 30, 2026	946,202	$50,845,906	$(11,391,151)	$94,802	$39,549,557	$2,384,520	$41,934,077
Net income	—	—	403,942	—	403,942	28,198	432,140
Other comprehensive income	—	—	—	10,059	10,059	8,632	18,691
Distributions paid and payable	—	—	(774,770)	—	(774,770)	(44,765)	(819,535)
Share issuances, net of costs	7,813	463,155	—	—	463,155	—	463,155
Share repurchases	(3,050)	(188,716)	—	—	(188,716)	—	(188,716)
Contributions by noncontrolling interests, net of costs	—	(12,574)	—	—	(12,574)	804,501	791,927
Purchase of noncontrolling interests	—	(3,357)	—	—	(3,357)	(362)	(3,719)
Reallocation of equity	—	70,022	—	—	70,022	(70,022)	—
Capped call transaction premium	—	(33,200)	—	—	(33,200)	—	(33,200)
Share-based compensation, net	(1)	7,831	—	—	7,831	—	7,831
Balance, September 30, 2026	950,964	$51,149,067	$(11,761,979)	$104,861	$39,491,949	$3,110,702	$42,602,651

Balance, June 30, 2025	914,285	$48,708,721	$(9,651,395)	$95,780	$39,153,106	$210,229	$39,363,335
Net income	—	—	315,771	—	315,771	1,903	317,674
Other comprehensive loss	—	—	—	(3,457)	(3,457)	—	(3,457)
Distributions paid and payable	—	—	(740,125)	—	(740,125)	(3,020)	(743,145)
Share issuances, net of costs	5,608	317,783	—	—	317,783	—	317,783
Contributions by noncontrolling interests, net of costs	—	—	—	—	—	512	512
Share-based compensation, net	—	7,519	—	—	7,519	—	7,519
Balance, September 30, 2025	919,893	$49,034,023	$(10,075,749)	$92,323	$39,050,597	$209,624	$39,260,221
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)
Nine months ended September 30, 2026 and 2025

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income	Total stockholders’ equity	Non- controlling interests	Total equity
Balance, December 31, 2025	933,975	$49,861,660	$(10,527,984)	$105,019	$39,438,695	$685,273	$40,123,968
Net income	—	—	1,059,663	—	1,059,663	63,925	1,123,588
Other comprehensive income	—	—	—	(158)	(158)	8,632	8,474
Distributions paid and payable	—	—	(2,293,658)	—	(2,293,658)	(74,755)	(2,368,413)
Share issuances, net of costs	21,566	1,293,721	—	—	1,293,721	—	1,293,721
Share repurchases	(4,811)	(290,631)	—	—	(290,631)	—	(290,631)
Contributions by noncontrolling interests, net of costs	—	(33,288)	—	—	(33,288)	2,769,398	2,736,110
Purchase of noncontrolling interests	—	(6,593)	—	—	(6,593)	(656)	(7,249)
Reallocation of equity	—	341,115	—	—	341,115	(341,115)	—
Capped call transaction premium	—	(33,200)	—	—	(33,200)	—	(33,200)
Share-based compensation, net	234	16,283	—	—	16,283	—	16,283
Balance, September 30, 2026	950,964	$51,149,067	$(11,761,979)	$104,861	$39,491,949	$3,110,702	$42,602,651

Balance, December 31, 2024	891,511	$47,451,068	$(8,648,559)	$38,229	$38,840,738	$210,948	$39,051,686
Net income	—	—	762,505	—	762,505	5,642	768,147
Other comprehensive income	—	—	—	54,094	54,094	—	54,094
Distributions paid and payable	—	—	(2,189,695)	—	(2,189,695)	(9,007)	(2,198,702)
Share issuances, net of costs	28,096	1,570,720	—	—	1,570,720	—	1,570,720
Contributions by noncontrolling interests, net of costs	—	—	—	—	—	2,041	2,041
Share-based compensation, net	286	12,235	—	—	12,235	—	12,235
Balance, September 30, 2025	919,893	$49,034,023	$(10,075,749)	$92,323	$39,050,597	$209,624	$39,260,221
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine months ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,123,588	$768,147
Adjustments to net income:
Depreciation and amortization	1,922,507	1,888,765
Amortization of share-based compensation	27,112	21,728
Non-cash revenue adjustments	(81,273)	(85,437)
Amortization of net debt discounts and deferred financing costs	54,731	24,051
Foreign currency and unrealized derivative gain, net	(41,107)	(26,248)
Non-cash interest rate swaps	(3,513)	1,968
Payment-in-kind interest	(25,684)	—
Gain on sales of real estate	(187,767)	(110,210)
Equity in earnings of unconsolidated entities	(7,800)	(10,706)
Distributions on common equity from unconsolidated entities	18,706	30,433
Provisions for impairment of real estate	255,995	315,063
Provisions for credit losses on loans and financing receivables	60,573	31,861
Deferred income tax expense	1,718	4,138
Change in assets and liabilities
Accounts receivable and other assets	(242,465)	(130,872)
Accounts payable, accrued expenses and other liabilities	70,239	68,639
Net cash provided by operating activities	2,945,560	2,791,320
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(5,580,100)	(3,086,544)
Improvements to real estate, including leasing costs	(122,288)	(82,365)
Investment in unconsolidated entities	(367,179)	(23,601)
Investment in loans and preferred equity	(1,921,900)	(807,433)
Proceeds from sales of real estate	875,227	424,206
Proceeds from loans and financing receivables	118,220	22,914
Insurance proceeds received	845	3,072
Non-refundable escrow deposits	(7,800)	200
Net cash used in investing activities	(7,004,975)	(3,549,551)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(2,283,316)	(2,177,133)
Borrowings on revolving credit facilities and commercial paper programs	103,470,417	13,513,413
Payments on revolving credit facilities and commercial paper programs	(103,318,848)	(12,881,370)
Proceeds from term loans	1,073,900	—
Principal payments on term loans	—	(800,000)
Proceeds from notes payable issued	3,348,246	2,091,750
Principal payments on notes payable	(1,724,965)	(500,000)
Principal payments on mortgages payable	(1,292)	(44,213)
Repurchases of common stock	(290,631)	—
Proceeds from common stock offerings, net	1,284,300	1,561,854
Proceeds from dividend reinvestment and stock purchase plan	9,201	8,845
Distributions to noncontrolling interests	(53,276)	(8,992)
Contributions from noncontrolling interests, net of costs	2,743,492	—
Debt issuance costs	(88,380)	(65,195)
Purchase of capped calls	(33,200)	—
Other financing activities, net	(19,265)	(9,672)
Net cash provided by financing activities	4,116,383	689,287
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,530)	16,577
Net increase (decrease) in cash, cash equivalents, and restricted cash	55,438	(52,367)
Cash, cash equivalents, and restricted cash, beginning of period	520,756	495,506
Cash, cash equivalents, and restricted cash, end of period	$576,194	$443,139
For supplemental disclosures, see note 16, Supplemental Disclosures of Cash Flow Information.
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (unaudited)
1.Summary of Significant Accounting Policies
Realty Income Corporation (“Realty Income,” the “Company,” “we,” “our” or “us”), a Maryland corporation, is an S&P
500 company and real estate partner to the world's leading companies®. The Company was founded in 1969 and our shares of common stock trade on the New York Stock Exchange ("NYSE") under the symbol “O”.
As of September 30, 2026, we owned or held interests in a diversified portfolio of 15,536 properties located in all 50 states of the United States ("U.S."), the United Kingdom ("U.K."), and eight other countries in Europe.
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
In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present a fair statement of results for the interim periods presented have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily an indication of the results that may be expected for the entire year. Readers of this quarterly report should refer to our audited consolidated financial statements for the year ended December 31, 2025, which are included in our 2025 annual report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.
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

As of September 30, 2026, we are considered the primary beneficiary of our U.S. Core Plus Fund (the "Fund"), our strategic joint ventures with KKR & Co. Inc. ("KKR") and Apollo Global Management, Inc. ("Apollo"), Realty Income,
L.P. and certain investments, including investments in joint ventures. Below is a summary of selected financial data of such consolidated VIEs, included on our consolidated balance sheets as of September 30, 2026 and December
31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Net real estate	$8,374,667	$4,831,968
Total assets	$9,973,866	$5,579,888
Total liabilities	$1,205,030	$422,092
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
Reclassifications. The 'Other revenue' line item from prior periods has been disaggregated into the following line items: 'Interest income on financing receivables', 'Interest and dividend income on loans and preferred equity investments', and 'Other' to provide further detail on amounts included as 'Other' in our consolidated statements of income and comprehensive income. 'Provisions for impairment' has also been disaggregated into the following line items: 'Provisions for impairment of real estate' and 'Provisions for credit losses on loans and financing receivables'
in our consolidated statements of income and comprehensive income. Finally, 'Investment in loans and financing receivables, net' has been disaggregated from 'Other assets, net' on our consolidated balance sheets. Prior periods have been reclassified to conform with the current period’s presentation.
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

We recognize deferred income tax in our taxable subsidiaries, including certain international jurisdictions. Deferred income tax assets and liabilities are generally the result of temporary differences between book and tax accounting, such as timing differences caused by different useful lives used for depreciation. We provide for a valuation allowance for deferred income tax assets if we believe some or all of the deferred income tax assets may not be realized. We had $13.1 million and $4.3 million of net deferred tax liabilities as of September 30, 2026 and
December 31, 2025, respectively, which are reported in 'Other liabilities' on our consolidated balance sheets.
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
Lease Revenue Recognition and Accounts Receivable. The majority of our leases are accounted for as operating leases. Under this method, leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. Any rental revenue contingent upon our client’s sales, or percentage rent, is recognized only after our client exceeds its sales breakpoint. Rental increases based upon changes in the consumer price indices are recognized only after the changes in the indices have occurred and are then applied according to the lease agreements. Lease termination fees, which are included in rental revenue, are amortized over the remaining term of the lease until we have no continuing obligation to provide services to such former client.
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
We had $5.8 million and $5.1 million of general allowance as of September 30, 2026 and December 31, 2025, respectively.
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
When management identifies that the full recovery of the contractually specified payments of principal and interest of a loan is less than probable, we evaluate the expected loss amount and place it on non-accrual status. We have made an accounting policy election to record accrued interest on our loan portfolio separate from our loan receivable and other lending investments. These loans are presented in 'Investment in loans and financing receivables, net' and the related interest receivable is presented in 'Other assets, net' on our consolidated balance sheets.

Acquisition, Development and Construction ("ADC") Arrangements. We originate loans to third-party borrowers for the acquisition, development, and construction of real estate. Each ADC arrangement is evaluated in accordance with ASC 310, Receivables, which involves the determination of whether an arrangement should be accounted for as a loan receivable or as an equity method investment. This analysis is applied only where the borrower entity is not subject to consolidation under ASC 810, Consolidation. Specifically, we first assess whether we are expected to receive more than 50% of the expected residual profits from the project, defined as profit above a reasonable lender return from the sale, refinancing, or other use of the property. If our expected participation in residual profits exceeds 50%, the arrangement must be accounted for as an equity method investment. If our expected participation is 50% or less, we further evaluate whether the arrangement exhibits characteristics more consistent with a loan or an equity method investment. This evaluation involves judgment and considers various factors, including the significance of borrower equity in the project, loan-to-cost and loan-to-value metrics relative to market, the existence of guarantees or binding lease arrangements, and interest rate and fee terms relative to market, among others. We reassess the classification of each ADC arrangement if facts and circumstances subsequently change in a manner that could affect the initial classification. Any reclassification is applied prospectively. As of September 30, 2026, we have determined that all of our ADC loan arrangements have characteristics more consistent with a loan than an equity method investment, and accordingly account for them as loan receivables.
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
Merger, Transaction, and Other Costs, Net. Merger, transaction, and other costs, net, includes (i) expensed acquisition costs, including certain costs incurred for credit investment loans, (ii) organization costs for potential strategic ventures and business lines, (iii) placement fees incurred in fundraising of the Fund, (iv) merger-related transaction costs, and (v) other costs that do not align with the ongoing operations of our business. During the three and nine months ended September 30, 2026, we incurred $2.7 million and $15.5 million, respectively, of merger, transaction, and other costs, net consisting primarily of placement fees incurred in fundraising for the Fund and certain strategic venture organization costs.
Equity Offering Costs. Underwriting commissions and offering costs have been reflected as a reduction of additional paid-in capital on our consolidated balance sheets. Costs incurred in connection with the issuance of noncontrolling interests, including direct and incremental costs associated with forming joint ventures and admitting third-party investors, are capitalized as equity offering costs. Costs that are not directly attributable to the issuance of equity are expensed as incurred.

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
2.Supplemental Detail for Certain Components of Consolidated Balance Sheets (in thousands):

A.	Accounts receivable, net, consist of the following at:	September 30, 2026	December 31, 2025
	Straight-line rent receivables, net	$1,002,978	$880,341
	Client receivables, net	214,839	173,146
		$1,217,817	$1,053,487

B.	Lease intangible assets, net, consist of the following at:	September 30, 2026	December 31, 2025
	In-place leases	$8,060,206	$7,627,840
	Above-market leases	2,294,785	2,251,857
	Accumulated amortization of in-place leases	(3,692,006)	(3,220,426)
	Accumulated amortization of above-market leases	(1,080,281)	(944,198)
	Other items	2,096	2,168
		$5,584,800	$5,717,241

C.	Other assets, net, consist of the following at:	September 30, 2026	December 31, 2025
	Investment in preferred equity	$831,755	$800,472
	Right of use asset - financing leases, net	826,195	827,644
	Right of use asset - operating leases, net	569,989	592,319
	Restricted deposits	205,000	83,200
	Value-added tax receivable	128,069	75,005
	Prepaid expenses	126,993	76,207
	Derivative assets and receivables - at fair value	72,659	8,018
	Interest receivable	54,001	33,805
	Revolving credit facilities origination costs, net	32,365	25,246
	Corporate assets, net	15,389	15,159
	Non-refundable escrow deposits	7,800	3,150
	Impounds related to mortgages payable	2,660	2,714
	Other items	101,084	81,759
		$2,973,959	$2,624,698

D.	Accounts payable and accrued expenses consist of the following at:	September 30, 2026	December 31, 2025
	Notes payable - interest payable	$298,017	$303,557
	Derivative liabilities and payables - at fair value	150,331	205,695
	Accrued income taxes	137,626	120,228
	Property taxes payable	117,447	92,246
	Accrued property expenses	82,085	69,258
	Value-added tax payable	72,702	76,009
	Accrued costs on properties under development	61,679	36,064
	Mortgages, term loans, and credit line - interest payable	2,067	2,699
	Other items	172,988	155,213
		$1,094,942	$1,060,969

E.	Lease intangible liabilities, net, consist of the following at:	September 30, 2026	December 31, 2025
	Below-market leases	$2,197,384	$2,135,262
	Accumulated amortization of below-market leases	(733,455)	(641,304)
		$1,463,929	$1,493,958

F.	Other liabilities consist of the following at:	September 30, 2026	December 31, 2025
	Lease liability - operating leases	$409,910	$429,675
	Rent received in advance and other deferred revenue	404,515	460,968
	Lease liability - financing leases	165,371	121,434
	Security deposits	40,594	39,036
	Other items	42,363	15,696
		$1,062,753	$1,066,809
3.Investments in Real Estate
A.Acquisitions of Real Estate
Below is a summary of our acquisitions for the nine months ended September 30, 2026 (unaudited):

	Number of Properties	Investment ($ in millions)	Weighted Average Lease Term (Years)
Acquisitions
U.S. real estate	299	$3,336.0	10.3
Europe real estate	65	1,966.8	8.1
Total real estate acquisitions	364	$5,302.8	9.4
Real estate properties under development
U.S. real estate	33	$108.6	16.9
Europe real estate	28	204.0	11.2
Total real estate properties under development	61	$312.6	13.2
Total (1)	425	$5,615.4	9.7
(1)The new properties are 46.0% retail, 53.9% industrial, and 0.1% data center property types based on net operating income. Approximately
50% of our clients occupying the new properties are investment grade based on estimated contractual first year cash net operating income.

The aggregate purchase price was allocated as follows (in millions):

	Acquisitions - USD	Acquisitions - Sterling	Acquisitions - Euro
Land	$588.5	£167.3	€209.9
Buildings and improvements	2,366.4	319.0	724.3
Lease intangible assets (1)	454.2	109.1	134.9
Other assets (2)	58.5	—	—
Lease intangible liabilities (3)	(95.2)	(8.9)	(24.5)
Other liabilities (4)	(37.2)	—	(1.5)
Total	$3,335.2	£586.5	€1,043.1
(1)The weighted average amortization period for acquired lease intangible assets is 10.5 years.
(2)USD-denominated other assets consists primarily of $37.8 million of financing receivables allocated to sale-leaseback transactions, $15.6 million right-of-use assets accounted for as finance leases, and $5.1 million right-of-use assets under long-term ground leases.
(3)The weighted average amortization period for acquired lease intangible liabilities is 14.4 years.
(4)USD-denominated other liabilities consists primarily of $20.8 million lease liabilities under finance leases, $10.6 million deferred rent on certain below-market leases, and $5.7 million lease liabilities under ground leases.
The aggregate purchase price of the assets acquired during the nine months ended September 30, 2026 included contingent consideration of $13.8 million. For further information, see note 18, Commitments and Contingencies.
The properties acquired during the nine months ended September 30, 2026 generated total revenue and net income of $137.3 million and $49.0 million, respectively.
B.Investments in Existing Properties
During the nine months ended September 30, 2026, we capitalized costs of $121.9 million on existing properties in our portfolio, consisting of $114.7 million for building improvements, $7.1 million for re-leasing costs, and $0.1 million for recurring capital expenditures. In comparison, during the nine months ended September 30, 2025, we capitalized costs of $88.9 million on existing properties in our portfolio, consisting of $84.0 million for building improvements, $4.6 million for re-leasing costs, and $0.3 million for recurring capital expenditures.
C.Properties with Existing Leases
The value of the in-place and above-market leases is recorded to 'Lease intangible assets, net' on our consolidated balance sheets, and the value of the below-market leases is recorded to 'Lease intangible liabilities, net' on our consolidated balance sheets.
The values of the in-place leases are amortized as depreciation and amortization expense. The amounts amortized to expense for all of our in-place leases for the nine months ended September 30, 2026 and 2025 were
$616.3 million and $670.6 million, respectively.
The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue in our consolidated statements of income and comprehensive income. The amounts amortized as a net decrease to rental revenue for capitalized above-
market and below-market leases for the nine months ended September 30, 2026 and 2025 were $24.6 million and
$12.6 million, respectively.
The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles as of September 30, 2026 (in thousands):

	Net increase (decrease) to rental revenue	Increase to amortization expense
2026	$(9,674)	$195,816
2027	(36,858)	709,274
2028	(28,685)	609,099
2029	(25,658)	525,307
2030	(14,852)	441,989
Thereafter	365,152	1,886,715
Total	$249,425	$4,368,200

D.Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Number of properties	182	140	359	268
Net sales proceeds	$526.6	$214.8	$875.2	$424.2
Gain on sales of real estate	$113.9	$49.1	$187.8	$110.2
4.Investments in Unconsolidated Entities
The following is a summary of our investments in unconsolidated entities for the periods indicated below (dollars in thousands):

	Ownership %	Number of Properties	Carrying Amount (1) of Investment as of		Equity in earnings of unconsolidated entities
					Nine months ended September 30,
	As of September 30, 2026		September 30, 2026	December 31, 2025	2026	2025
Digital Realty Joint Venture (2)	80.0%	2	$357,666	$293,073	$6,740	$9,229
Bellagio Las Vegas Joint Venture - Common Equity Interest (3)	21.9%	1	237,579	253,625	1,473	1,477
Bellagio Las Vegas Joint Venture - Preferred Equity Interest (3)	n/a	n/a	650,000	650,000	—	—
Development Joint Ventures (4)	95.0%	3	128,297	59,758	(64)	—
Cloud Capital Joint Venture (5)	45.0%	1	243,842	—	(349)	—
Total investment in unconsolidated entities			$1,617,384	$1,256,456	$7,800	$10,706
(1)As of September 30, 2026, the total carrying amount of the investments exceeded the underlying equity in net assets (i.e., basis difference) by
$13.1 million. This basis difference is primarily due to the capitalized interest related to the data center and Passport Park development joint ventures.
(2)The joint venture with Digital Realty Trust, Inc. is expanding the capacity of its two data centers for the existing client, and our pro-rata share of the estimated costs for the second and third phase of the development was $152.8 million as of September 30, 2026. We have determined that this joint venture is a VOE. As we do not control this joint venture, we account for it under the equity method. Our maximum exposure to loss associated with this VOE is limited to our equity investment and our pro-rata share of the remaining estimated development costs for the second and third phase of the project.
(3)During each of the nine months ended September 30, 2026 and 2025, we recognized interest income of $39.4 million for 8.1% preferential cumulative distributions, included within 'Interest and dividend income on loans and preferred equity investments' in our consolidated statements of income and comprehensive income. The unconsolidated entity had total debt outstanding of $3.0 billion as of September 30,
2026, all of which was non-recourse to us with limited customary exceptions.
(4)As of September 30, 2026, we held a 95.0% common equity interest in each of the two joint ventures with Trammell Crow Company ("TCC").
Under one of the joint ventures, we hold $77.8 million in preferred equity and as of September 30, 2026, have committed to investing an additional $49.6 million for development of three industrial facilities. In September 2026, we established another joint venture with TCC in which we hold a 95.0% ownership interest. As of September 30, 2026, we had invested $10.5 million and have committed to investing an additional $8.0 million for the development of an industrial facility under this joint venture. We have determined that these joint ventures are
VIEs. We are not the primary beneficiary of these VIEs because significant activities affecting economic performance are shared. TCC is the managing member, and we do not have substantive kick-out rights. We will continuously evaluate whether we are the primary beneficiary as power to direct significant activities can change during the joint venture's life. Our maximum loss exposure is limited to our common and preferred equity investments and committed funding.
(5)In July 2026, we invested approximately $245.4 million in a joint venture between Cloud Capital and a global institutional investor that indirectly owns a stabilized data center located in Northern Virginia. The investment amount includes $4.7 million related to amounts reserved in connection with the joint venture's financing. We have determined that this joint venture is a VOE. We have an effective 45.0% ownership interest in the underlying property and account for our investment under the equity method. The unconsolidated entity had total debt outstanding of approximately $520.0 million as of September 30, 2026, all of which was non-recourse to us subject to limited customary exceptions.

5.Investments in Loans and Financing Receivables
A.Loans
The following table presents information about our loans as of September 30, 2026 and December 31, 2025 (dollars
in millions):

	September 30, 2026
Loan Type	Principal Balance	Total Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Term (Years) (3)	Weighted Average Interest Rate (4)
Secured Loans (5)	$1,830.5	$1,778.2	$65.0	3.9	8.4%
Construction Loans	170.8	170.8	92.9	1.3	8.2
Mortgage Loans	345.5	345.8	20.2	3.4	7.4
Unsecured and Mezzanine Loans (6)	1,187.1	1,169.9	108.5	3.0	9.2
Total	$3,533.9	$3,464.7	$286.6	3.4	8.6%

	December 31, 2025
Loan Type	Principal Balance	Total Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Term (Years) (3)	Weighted Average Interest Rate (4)
Secured Loans	$1,250.4	$1,214.1	$—	4.6	8.8%
Mortgage Loans	256.2	256.2	34.0	5.1	7.6
Unsecured and Mezzanine Loans	214.7	211.8	—	2.9	10.3
Total	$1,721.3	$1,682.1	$34.0	4.5	8.8%
(1)Total carrying value includes unamortized loan origination costs and allowances for credit losses. Total carrying amount excludes interest receivable of $49.4 million and $27.8 million as of September 30, 2026 and December 31, 2025, respectively, which is presented in 'Other assets, net' on our consolidated balance sheets.
(2)Our future funding commitments are subject to our borrowers’ compliance with the financial covenants and other applicable provisions of each respective loan agreement.
(3)Based on original contractual maturity date assuming no extension options are exercised.
(4)The weighted average interest rate is based on outstanding principal balances and interest rates in place as of September 30, 2026 and
December 31, 2025.
(5)Represents loans that have senior ranking security interests in certain assets pledged by borrowers, including material bank accounts, receivables, real property, or equity securities, or a combination of such assets.
(6)Our investments in unsecured and mezzanine loans represent loans whose proceeds are being used by borrowers to fund data center and industrial investments.
The following table summarizes the activity within loans receivable, net for the three and nine months ended
September 30, 2026 (in millions):

Loans receivable, net as of June 30, 2026	$3,297.6
Principal fundings	241.5
Interest drawn on loans	23.7
Principal repayments	(91.4)
Accretion of original issue cost	0.4
Change in allowance for credit losses	(6.9)
Foreign currency remeasurement	(0.2)
Loans receivable, net as of September 30, 2026	$3,464.7

Loans receivable, net as of December 31, 2025	$1,682.1
Principal fundings	1,901.7
Interest drawn on loans	32.3
Principal repayments	(91.4)
Accretion of original issue cost	1.3
Change in allowance for credit losses	(33.6)
Foreign currency remeasurement	(27.7)
Loans receivable, net as of September 30, 2026	$3,464.7

B.Financing Receivables
The following table presents information about our investments in sales type and direct financing leases and sale-
leaseback transactions accounted for as financing receivables in accordance with ASC 842, Leases, as of
September 30, 2026 and December 31, 2025 (dollars in millions):

		Carrying Value as of
	Maturity	September 30, 2026	December 31, 2025
Sale-leaseback transactions accounted for as financing receivables (1)	2031 - 2050	$1,551.2	$1,574.6
Net investment in sales type and direct financing leases	2027 - 2059	14.3	14.3
Total		$1,565.5	$1,588.9
(1)Amounts represent the portion of the purchase price allocated to above-market lease terms in sale-leaseback transactions, representing an off-market adjustment, net of repayments. For further information, see note 1, Summary of Significant Accounting Policies.
C.Allowance for Credit Losses
The following table summarizes the activity within the allowance for credit losses related to loans and financing receivable for the three and nine months ended September 30, 2026 and September 30, 2025 (in millions):

Three months ended September 30, 2026	Loans Receivable	Financing Receivable	Unfunded Loan Commitments	Total
Allowance for credit losses as of June 30, 2026	$57.2	$20.3	$2.3	$79.8
Provisions for credit losses (1)	6.9	7.7	(0.4)	14.2
Allowance for credit losses as of September 30, 2026	$64.1	$28.0	$1.9	$94.0

Nine months ended September 30, 2026
Allowance for credit losses as of December 31, 2025	$30.5	$78.4	$—	$108.9
Provisions for credit losses (1)	34.1	24.6	1.9	60.6
Write-offs (2)	—	(75.0)	—	(75.0)
Foreign currency remeasurement	(0.5)	—	—	(0.5)
Allowance for credit losses as of September 30, 2026	$64.1	$28.0	$1.9	$94.0

Three months ended September 30, 2025	Loans Receivable	Financing Receivable	Unfunded Loan Commitments	Total
Allowance for credit losses as of June 30, 2025	$14.8	$87.0	$—	$101.8
Provisions for credit losses (1)	11.3	0.3	—	11.6
Foreign currency remeasurement	(0.2)	—	—	(0.2)
Allowance for credit losses as of September 30, 2025	$25.9	$87.3	$—	$113.2

Nine months ended September 30, 2025
Allowance for credit losses as of December 31, 2024	$12.3	$99.2	$—	$111.5
Provisions for credit losses (1)	12.8	19.1	—	31.9
Write-offs (2)	—	(31.1)	—	(31.1)
Foreign currency remeasurement	0.8	0.1	—	0.9
Allowance for credit losses as of September 30, 2025	$25.9	$87.3	$—	$113.2
(1) Provisions for credit losses on loans receivable were primarily attributable to initial expected credit losses on loans acquired or originated during the three and nine months ended September 30, 2026 and 2025. For the three and nine months ended September 30, 2026 and 2025, the increase in credit losses on financing receivables was largely attributable to deterioration in the creditworthiness of certain clients.
(2) For the nine months ended September 30, 2026, write-offs were primarily related to fully reserved financing receivables written off during the period. For the nine months ended September 30, 2025, write-offs were related to lease amendments made to facilitate a client's reorganization plan.

6.Credit Facilities and Commercial Paper Programs
A.RI Credit Facilities
In July 2026, we amended and restated our $4.0 billion revolving credit facilities by entering into a Fifth Amended and Restated Credit Agreement. The Fifth A&R Credit Agreement provides for, among other changes, updated capacity of $5.5 billion in unsecured multicurrency revolving credit facilities, which consists of two $2.75 billion tranches, which initially mature on April 29, 2029 and July 10, 2030, respectively (collectively, the “RI Credit
Facilities”). The RI Credit Facilities also include two six-month extensions for each facility, which can be exercised at our option.
The RI Credit Facilities allow us to borrow (a) under the revolving credit facility maturing in July 2030 (i) in up to four currencies (including USD) under a $2.0 billion tranche thereunder and (ii) in up to 15 currencies (including USD)
under a $750.0 million tranche thereunder, and (b) under the revolving credit facility maturing in April 2029 (i) in up to four currencies (including USD) under a $2.0 billion tranche thereunder and (ii) in up to 15 currencies (including
USD) under a $750.0 million tranche thereunder. The aggregate capacity of the RI Credit Facilities can be increased to up to $6.5 billion pursuant to an accordion expansion feature, which is subject to obtaining lender commitments.
Borrowings under the RI Credit Facilities bear interest at the applicable benchmark rate for the currency and borrowing option selected, including SOFR-based rates for USD borrowings, SONIA-based rates for GBP borrowings and EURIBOR-based rates for EUR borrowings, subject to applicable adjustments specified in the credit agreement, plus a margin determined by our credit ratings. As of September 30, 2026, our investment grade credit ratings provide for a borrowing rate of 0.650% over the applicable benchmark rate. A revolving credit facility commitment fee of 0.100% is payable on the total commitment amount.
As of September 30, 2026, we had a borrowing capacity of $5.4 billion available on our RI Credit Facilities (subject to customary conditions to borrowing) and an outstanding balance of $0.1 billion, including £91.0 million GBP and
€23.0 million EUR borrowings. As of December 31, 2025, we had a borrowing capacity of $2.7 billion and an outstanding balance of $1.3 billion, including £597.0 million GBP and €444.0 million EUR borrowings under our previous $4.0 billion revolving credit facilities.
The weighted average interest rate on outstanding borrowings under our RI Credit Facilities was 3.3% and 4.4%
during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the weighted average interest rate on outstanding borrowings under our RI Credit Facilities was 4.2%.
As of September 30, 2026, origination costs of $27.6 million for RI Credit Facilities are included in 'Other assets, net', as compared to $19.0 million as of December 31, 2025, on our consolidated balance sheets. These costs are being amortized over the remaining term of our RI Credit Facilities.
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
As of September 30, 2026, we had available borrowing capacity of $559.5 million under our unsecured revolving credit facility (subject to customary conditions to borrowing) and an outstanding balance of $440.5 million. As of
December 31, 2025, we had available borrowing capacity under our Fund Credit Facilities of $1.2 billion and an outstanding balance of $182.0 million, which included the delayed draw term loan until fully drawn in the second quarter of 2026.
The weighted average interest rate on outstanding borrowings under our unsecured revolving credit facility was
4.8% and 6.4% during the nine months ended September 30, 2026 and 2025, respectively. As of September 30,
2026, the weighted average interest rate on outstanding borrowings under our unsecured revolving credit facility was 4.9%.

As of September 30, 2026, origination costs of $4.8 million for the unsecured revolving credit facility are included in
'Other assets, net' as compared to $6.2 million as of December 31, 2025, on our consolidated balance sheets, and are being amortized over the remaining term of the facility.
C.Commercial Paper Programs
In July 2026, we expanded our global unsecured commercial paper programs to a total combined capacity of
$5.5 billion, upsized from the prior $3.0 billion combined capacity. The programs consist of a $2.75 billion USD-
denominated commercial paper program and a $2.75 billion EUR-denominated commercial paper program. Each commercial paper program permits us to issue up to a maximum aggregate amount of $2.75 billion (or foreign currency equivalent). Our EUR-denominated unsecured commercial paper program may be issued in USD or various foreign currencies, including but not limited to, EUR, GBP, Swiss Francs, Yen, Canadian Dollars, and
Australian Dollars, in each case, pursuant to customary terms in the European commercial paper market.
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
As of September 30, 2026, the balance of borrowings outstanding under our commercial paper programs totaled
$1.5 billion, including $606.0 million of USD borrowings and €824.0 million of EUR borrowings, compared to
$516.8 million outstanding commercial paper borrowings, including €407.0 million of EUR borrowings and $39.0 million of USD borrowings, as of December 31, 2025. The weighted average interest rate on outstanding borrowings under our commercial paper programs was 3.2% and 2.8% for the nine months ended September 30, 2026 and
2025, respectively. We use our revolving credit facilities as a liquidity backstop for the repayment of the notes issued under the commercial paper programs. The commercial paper borrowings generally carry a term of less than a year.
D.Financial Covenants
Our credit facilities are subject to various leverage and interest coverage ratio limitations, and as of September 30,
2026, we were in compliance with the covenants under our credit facilities.
7.Term Loans
A.2026 Term Loan Facility
In March 2026, we entered into a $693.9 million unsecured term loan due January 2036, which carries a fixed interest rate of 4.91% (the "2026 Term Loan Facility"). Concurrently, we executed a cross-currency swap on
$500.0 million of proceeds for approximately €431.0 million. After giving effect to the swap, the effective blended borrowing rate was 4.36% and the outstanding principal balance was $711.7 million as of September 30, 2026.
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
In addition, the Company has the ability from time to time on no more than three occasions to increase the borrowings under the A&R Term Loan Agreement, which may be in the form of one or more new tranches of term loans, up to an aggregate amount of borrowings under the A&R Term Loan Agreement not to exceed $1.35 billion, subject to receipt of lender commitments and the satisfaction of certain customary conditions precedent. As of
September 30, 2026, we had an outstanding balance of $1.2 billion. As of September 30, 2026, our credit ratings provide for a borrowing rate of 70 basis points over the applicable benchmark rate, which includes adjusted SOFR for USD-denominated loans and adjusted SONIA for GBP-denominated loans. In conjunction with the closing, we executed variable-to-fixed interest rate swaps, which fix the weighted average per annum interest rate at 4.2% over the remaining one-year term.

D.2024 Term Loan Facility
In January 2024, in connection with the merger with Spirit (the "Merger"), we entered into an amended and restated
term loan agreement that replaced Spirit's then-existing term loans with various lenders. As of September 30, 2026, we had an outstanding balance of $500.0 million, due August 2027, which is subject to interest rate swaps that fix the effective interest rate at 3.2%.
E.Deferred Financing Costs
Deferred financing costs were $12.9 million as of September 30, 2026 and are included net of the term loans'
principal balance, as compared to $9.4 million as of December 31, 2025 on our consolidated balance sheets. These costs are being amortized over the remaining term of the term loans.
As of September 30, 2026, we were in compliance with the covenants contained in the term loans.
8.Notes Payable
A.General
As of September 30, 2026, our senior unsecured notes and bonds are USD-denominated, GBP-denominated, and
EUR-denominated. Foreign-denominated notes are converted at the applicable exchange rate on the balance sheet date. The following are sorted by maturity date (in thousands):

			Carrying Value (USD) as of
	Maturity Dates	Principal (Currency Denomination)	September 30, 2026	December 31, 2025
5.050% Notes due 2026	January 13, 2026	$500,000	$—	$500,000
0.750% Notes due 2026	March 15, 2026	$325,000	—	325,000
4.875% Notes due 2026	June 1, 2026	$599,997	—	599,997
4.450% Notes due 2026	September 15, 2026	$299,968	—	299,968
4.125% Notes due 2026	October 15, 2026	$650,000	650,000	650,000
1.875% Notes due 2027 (1)	January 14, 2027	£250,000	331,528	336,400
3.000% Notes due 2027	January 15, 2027	$600,000	600,000	600,000
3.200% Notes due 2027	January 15, 2027	$299,984	299,984	299,984
1.125% Notes due 2027 (1)	July 13, 2027	£400,000	530,444	538,240
3.950% Notes due 2027	August 15, 2027	$599,873	599,873	599,873
3.650% Notes due 2028	January 15, 2028	$550,000	550,000	550,000
3.400% Notes due 2028	January 15, 2028	$599,816	599,816	599,816
2.100% Notes due 2028	March 15, 2028	$449,994	449,994	449,994
2.200% Notes due 2028	June 15, 2028	$499,959	499,959	499,959
4.700% Notes due 2028	December 15, 2028	$400,000	400,000	400,000
3.500% Convertible Notes due 2029 (2)	January 15, 2029	$862,500	862,500	—
3.950% Notes due 2029	February 1, 2029	$400,000	400,000	400,000
4.750% Notes due 2029	February 15, 2029	$450,000	450,000	450,000
3.250% Notes due 2029	June 15, 2029	$500,000	500,000	500,000
4.000% Notes due 2029	July 15, 2029	$399,999	399,999	399,999
5.000% Notes due 2029 (1)	October 15, 2029	£350,000	464,139	470,960
3.100% Notes due 2029	December 15, 2029	$599,291	599,291	599,291
3.400% Notes due 2030	January 15, 2030	$500,000	500,000	500,000
4.850% Notes due 2030	March 15, 2030	$600,000	600,000	600,000
3.160% Notes due 2030	June 30, 2030	£140,000	185,655	188,384
4.875% Notes due 2030 (1)	July 6, 2030	€550,000	623,865	645,711
1.625% Notes due 2030 (1)	December 15, 2030	£400,000	530,444	538,240
3.250% Notes due 2031	January 15, 2031	$950,000	950,000	950,000
3.200% Notes due 2031	February 15, 2031	$449,995	449,995	449,995

			Carrying Value (USD) as of
	Maturity Dates	Principal (Currency Denomination)	September 30, 2026	December 31, 2025
3.375% Notes due 2031 (1)	June 20, 2031	€650,000	737,295	763,113
3.750% Convertible Notes due 2031 (2)	August 15, 2031	$1,000,000	1,000,000	—
5.750% Notes due 2031 (1)	December 5, 2031	£300,000	397,833	403,680
2.700% Notes due 2032	February 15, 2032	$350,000	350,000	350,000
3.180% Notes due 2032	June 30, 2032	£345,000	457,508	464,232
3.625% Notes due 2032 (1)	July 30, 2032	€600,000	680,580	—
5.625% Notes due 2032	October 13, 2032	$750,000	750,000	750,000
2.850% Notes due 2032	December 15, 2032	$699,655	699,655	699,655
4.500% Notes due 2033	February 1, 2033	$400,000	400,000	400,000
1.800% Notes due 2033	March 15, 2033	$400,000	400,000	400,000
4.750% Notes due 2033	April 15, 2033	$800,000	800,000	—
1.750% Notes due 2033 (1)	July 13, 2033	£350,000	464,139	470,960
4.900% Notes due 2033	July 15, 2033	$600,000	600,000	600,000
5.125% Notes due 2034	February 15, 2034	$800,000	800,000	800,000
2.730% Notes due 2034	May 20, 2034	£315,000	417,725	423,864
5.125% Notes due 2034 (1)	July 6, 2034	€550,000	623,865	645,711
5.875% Bonds due 2035	March 15, 2035	$250,000	250,000	250,000
5.125% Notes due 2035	April 15, 2035	$600,000	600,000	600,000
3.875% Notes due 2035 (1)	June 20, 2035	€650,000	737,295	763,113
3.390% Notes due 2037	June 30, 2037	£115,000	152,503	154,744
6.000% Notes due 2039 (1)	December 5, 2039	£450,000	596,750	605,520
5.250% Notes due 2041 (1)	September 4, 2041	£350,000	464,139	470,960
2.500% Notes due 2042 (1)	January 14, 2042	£250,000	331,528	336,400
4.650% Notes due 2047	March 15, 2047	$550,000	550,000	550,000
5.375% Notes due 2054	September 1, 2054	$500,000	500,000	500,000
Total principal amount			$26,788,301	$25,343,763
Unamortized net discounts and deferred financing costs			(336,438)	(311,816)
			$26,451,863	$25,031,947
(1) Interest paid annually. Interest on the remaining senior unsecured notes and bond obligations included in the table is paid semi-annually.
(2) Please refer to Convertible Bond Issuances below for more details.
The following table summarizes the maturity of our notes and bonds payable as of September 30, 2026, excluding unamortized net discounts, deferred financing costs (dollars in millions):

Year of Maturity	Principal
2026	$650.0
2027	2,361.8
2028	2,499.8
2029	3,675.9
2030	2,440.0
Thereafter	15,160.8
Total	$26,788.3
As of September 30, 2026, the weighted average interest rate on our notes and bonds payable was 3.8% and the weighted average remaining years until maturity was 5.6 years.
Interest incurred on the notes and bonds was $256.8 million and $244.0 million for the three months ended
September 30, 2026 and 2025, respectively, and $751.5 million and $693.4 million for the nine months ended
September 30, 2026 and 2025, respectively.

Our outstanding notes and bonds are unsecured; accordingly, we have not pledged any assets as collateral for these or any other obligations.
The notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. As of September 30,
2026, we were in compliance with these covenants.
B.Note Issuances
During the nine months ended September 30, 2026, we issued the following notes (in millions):

2026 Issuances	Date of Issuance	Maturity Date	Principal Amount	Price of Par Value	Effective Yield to Maturity
4.750% Notes	April 2026	April 2033	$800.0	98.26%	5.047%
3.625% Notes	July 2026	July 2032	€600.0	99.52%	3.716%
C.Note Repayments
During the nine months ended September 30, 2026, we repaid the following notes, plus accrued and unpaid interest, upon maturity:

2026 Repayments	Date of Issuance	Maturity Date	Principal Amount (in millions)
5.050% Notes	January 2023	January 2026	$500.0
0.750% Notes	December 2020	March 2026	$325.0
4.875% Notes	June 2016	June 2026	$600.0
4.450% Notes	January 2024	September 2026	$300.0
D.Convertible Bond Issuances
In August 2026, we issued $1.0 billion principal amount of 3.750% convertible senior notes due August 2031 in a private offering, resulting in net proceeds of approximately $983.2 million. In connection with the pricing of the notes, we entered into privately negotiated capped call transactions with certain financial institutions. The cap price of the capped call transactions was initially approximately $83.55 per share of our common stock, which represented a premium of approximately 35.0% above the closing price of our common stock of $61.89 per share on the NYSE on August 11, 2026. We used approximately $33.2 million of the net proceeds from the 3.750%
convertible senior notes offering to pay the cost of the capped call transactions and approximately $188.7 million of the net proceeds to repurchase approximately 3.0 million shares of our common stock concurrently with the pricing of the offering. The notes are senior, unsecured obligations of Realty Income and accrue interest at a rate of 3.750%
per annum, payable semi-annually in arrears. The notes will mature on August 15, 2031, unless earlier repurchased, redeemed or converted. Before May 15, 2031, noteholders have the right to convert their notes only upon the occurrence of certain events, including when the Company's stock price exceeds 130% of the applicable conversion price for a specified period, or upon the occurrence of certain corporate events, including a fundamental change. From and after May 15, 2031, noteholders may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. Upon conversion, we are required to settle the principal amount in cash and may, at our election, settle any conversion premium in cash, shares of our common stock, or a combination thereof, based on the applicable conversion rate. The initial conversion rate is 13.7512 shares of common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $72.72 per share of common stock. The conversion rate will be subject to adjustment upon the occurrence of certain events, including specified make-whole fundamental change events as defined in the indenture.
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
9.Noncontrolling Interests
As of September 30, 2026, we have 14 entities with noncontrolling interests that we consolidate, including the Fund,
KKR, Apollo, Realty Income, L.P., and interests in consolidated property partnerships not wholly-owned by us.
A.  U.S. Core Plus Fund
The Fund is an open-end, perpetual life private fund that is consolidated by Realty Income. During the three and nine months ended September 30, 2026, we called an aggregate of $265.7 million and $1.2 billion, respectively, of capital from third-party investors, resulting in our indirect ownership interest of 23.6% in the Fund.
B.  Managed Insurance and Retirement Annuity
In March 2026, we established our Managed Insurance and Retirement Annuity investment platform as a vehicle to pursue various co-investment opportunities with institutional investors.
On March 31, 2026, we completed the formation of MDC Mercury 2604 Venture, LLC (the "Apollo JV") and entered into an Amended and Restated Limited Liability Company Agreement (the “Apollo JV Agreement”) with Apollo in connection with our Managed Insurance and Retirement Annuity strategic initiative. Pursuant to the JV Agreement, we contributed 492 net lease properties in exchange for 51,000,000 Class A Shares in the Apollo JV, and Apollo
contributed $1.0 billion in cash in exchange for a noncontrolling equity interest of 49,000,000 Class B Shares in the
Apollo JV (such contributions by Realty Income and Apollo, collectively, the "Apollo JV Transaction").
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
The Apollo JV Transaction was accounted for as an issuance of noncontrolling interest in a consolidated subsidiary without a loss of control. We received $1.0 billion for Apollo’s initial capital contribution. The carrying amount of
Apollo's 49% share of the net assets was $761.5 million, which was recognized as noncontrolling interest, with the difference of $238.5 million recorded as an increase to additional paid-in capital ("APIC"). Direct and incremental transaction costs of $20.7 million were recorded as a reduction of APIC.
The Apollo JV Agreement provides for, among other things, quarterly distributions of available cash flow to the
Apollo JV’s members. Prior to Apollo achieving the Target IRR (as defined in the JV Agreement), the Class B
Member will receive a default allocation of 55% of available cash flow, which may decrease to 49% if the Apollo JV’s
NOI outperforms an upper level of certain performance metric, or increase to 60% if the Apollo JV’s NOI underperforms a lower level of certain performance metric. Because the parties' economic interests are not proportionate to their stated ownership percentages, we allocate income and loss attributable to the noncontrolling interest using the hypothetical liquidation at book value ("HLBV") method, taking into account any capital transactions between the Company and Apollo.
On September 28, 2026, we completed the initial closing of a joint venture arrangement with KKR to own a diversified portfolio of existing European net lease real estate assets held through RI Vega JV SCSp (the “KKR JV”).
We hold Class A partnership interests representing an aggregate 51% interest in the KKR JV. KKR made an initial contribution of $600.5 million (€528 million) in exchange for Class B partnership interests, representing an aggregate 49% interest (the “KKR JV Transaction”).

The KKR JV is accounted for as a consolidated variable interest entity under the ASC 810 consolidation framework.
The KKR JV Transaction was accounted for as an issuance of a noncontrolling interest in a consolidated subsidiary without a loss of control. No gain or loss was recognized. We recorded an increase in noncontrolling interests for
KKR’s contribution and a $66.5 million adjustment to APIC, which represents the difference between the consideration received and the carrying amount of the 49% noncontrolling interest in the KKR JV’s net assets.
Direct and incremental transaction costs of $12.6 million were recorded as a reduction of APIC.
Of KKR's total initial contribution, $71.7 million relates to a portfolio of assets for which regulatory clearance had not been obtained at closing. This amount is presented as restricted cash within 'Other assets, net' on our consolidated balance sheets and would be returned to KKR through a redemption of the corresponding portion of its Class B interests, without interest, if the related closing conditions did not occur. The related noncontrolling interest was presented as a redeemable noncontrolling interest within temporary equity on our consolidated balance sheet at
September 30, 2026. Approval was obtained on October 28, 2026. The remaining Class B interests are classified as permanent equity because all of the redemption features are solely within our control.
The KKR JV agreement provides for quarterly distributions of available cash. The Class B partners are entitled to
55% of available cash, which may decrease to 51% if distributable cash flow meets or exceeds an upside case, or increase to 59% if it is at or below a downside case, in each case beginning with the fourth anniversary of closing.
Because the parties’ economic interests are not proportionate to their stated ownership percentages, we attribute income and loss to the noncontrolling interest using the hypothetical liquidation at book value method, taking into account any capital transactions between the Company and KKR.
C.  Realty Income, L.P.
With respect to Realty Income, L.P., as of September 30, 2026, outstanding common partnership units in our operating partnership represented a 9.95% ownership interest owned by third parties. We hold the remaining
90.05% interest and consolidate the entity.
The following table represents the change in the carrying value of all noncontrolling interests through September 30,
2026 (in thousands):

	U.S. Core Plus Fund	KKR JV	Apollo JV	Realty Income, L.P. units (1)	Other Noncontrolling Interests	Total	Redeemable Noncontrolling Interest
Carrying value as of December 31, 2025	$477,081	$—	$—	$165,663	$42,529	$685,273	$—
Contributions	1,235,074	528,724	1,000,000	—	5,600	2,769,398	71,745
Distributions	(45,931)	—	(18,678)	(6,744)	(3,402)	(74,755)	—
Allocation of net income	24,314	—	34,563	4,852	196	63,925	—
Allocation of OCI	8,632	—	—	—	—	8,632	—
Reallocation of equity	(36,079)	(66,536)	(238,500)	—	—	(341,115)	—
Purchase of noncontrolling interests	—	—	—	—	(656)	(656)	—
Carrying value as of September 30, 2026	$1,663,091	$462,188	$777,385	$163,771	$44,267	$3,110,702	$71,745
(1) 2,681,808 units were outstanding as of both September 30, 2026 and December 31, 2025.
As of September 30, 2026, we are considered the primary beneficiary of our Fund, KKR, Apollo, Realty Income, L.P.
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
The following tables present the carrying values and estimated fair values of financial instruments as of September
30, 2026 and December 31, 2025 (in millions):

	September 30, 2026
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Loans receivable	$3,464.7	$—	$1,399.8	$2,077.0
Derivative assets	72.7	—	72.7	—
Total assets	$3,537.4	$—	$1,472.5	$2,077.0
Liabilities:
Term loans (1)	$2,785.2	$—	$2,073.5	$697.7
Mortgages payable (1)	36.6	—	—	36.2
Notes and bonds payable (1)	26,788.3	—	24,011.0	991.0
Derivative liabilities	150.3	—	150.3	—
Total liabilities	$29,760.4	$—	$26,234.8	$1,724.9
(1) Excludes non-cash net premiums and discounts, and deferred financing costs.

	December 31, 2025
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Loans receivable	$1,682.1	$—	$1,210.5	$474.3
Derivative assets	8.0	—	8.0	—
Total assets	$1,690.1	$—	$1,218.5	$474.3
Liabilities:
Term loans	$1,711.0	$—	$1,711.0	$—
Mortgages payable	37.9	—	—	37.6
Notes and bonds payable	25,343.8	—	23,600.7	1,046.8
Derivative liabilities	205.7	—	205.7	—
Total liabilities	$27,298.4	$—	$25,517.4	$1,084.4

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
short-term nature.
The following table reflects the carrying amounts and estimated fair values of our financial instruments not measured at fair value on our consolidated balance sheets (in millions):

	September 30, 2026		December 31, 2025
	Carrying value	Fair value	Carrying value	Fair value
Loans receivable	$3,464.7	$3,476.8	$1,682.1	$1,684.8
Term loans (1)	$2,785.2	$2,771.2	$1,711.0	$1,711.0
Mortgages payable (1)	$36.6	$36.2	$37.9	$37.6
Notes and bonds payable (1)	$26,788.3	$25,002.0	$25,343.8	$24,647.5
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
However, as of September 30, 2026 and December 31, 2025, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified as level 2. For more details on our derivatives, see note 11,
Derivative Instruments.

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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Carrying value prior to impairment	$315.9	$257.5	$690.8	$708.1
Less: total provisions for impairment of real estate	(111.6)	(75.4)	(256.0)	(315.1)
Carrying value after impairment	$204.3	$182.1	$434.8	$393.0

Number of properties:
Classified as held for sale	39	60	47	67
Classified as held for investment	112	13	170	82
Sold	21	24	102	123
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
Derivatives Designated as Hedging Instruments - Cash Flow Hedges
We enter into foreign currency forward contracts to sell GBP or EUR and buy USD to hedge the foreign currency risk associated with forecasted foreign-currency-denominated cash flows. There are no amounts excluded from the assessment of hedge effectiveness for cash flow hedges of foreign exchange risk. We also use variable-to-fixed interest rate swaps and interest rate swaption agreements to add stability to interest expense and to manage our exposure to interest rate movements associated with our term loans or forecasted debt issuances. If it becomes probable that a forecasted transaction will not occur within the specific time period or within an additional two-month period thereafter, any related amounts deferred in AOCI are recognized immediately in earnings. During the nine months ended September 30, 2026, and 2025, no such amounts were recognized through the caption entitled
'Interest' in our consolidated statements of income and comprehensive income.
Derivatives Designated as Hedging Instruments - Fair Value Hedges
Periodically, we enter into and designate fixed-to-floating interest rate swaps to manage interest rate risk by managing our mix of fixed-rate and variable-rate debt. We also designate some of our cross-currency swaps as fair value hedges as we use them to hedge foreign currency risk associated with changes in spot rates on certain foreign currency-denominated monetary assets and liabilities. For these hedging instruments, we have elected to exclude the change in fair value of the cross-currency swaps attributable to the difference between the spot and forward prices from the assessment of hedge effectiveness (the "excluded component"). Changes in the fair value of the cross-currency swaps attributable to these excluded components are recorded to other comprehensive income and subsequently recognized in 'Foreign currency and derivative loss, net' on a systematic and rational basis, as net cash settlements and interest accruals on the respective cross currency swaps occur, over the remaining life of the hedging instruments.

Derivatives Designated as Hedging Instruments - Net Investment Hedges
To mitigate the foreign currency exchange rate variations associated with our investment in EUR-denominated foreign operations, we may enter into derivative instruments, such as cross-currency swaps that qualify as net investment hedges under the criteria prescribed in accordance with ASC 815-20, Hedging - General. We use the spot method of assessing hedge effectiveness and apply the consistent election to the excluded component by recognizing changes in the fair value of the hedging instruments attributable to the excluded component in the same manner as described above. Any difference between the change in the fair value of the excluded components and the amounts recognized in earnings is reported in other comprehensive income as part of the foreign cumulative translation adjustment. The gain or loss on the portion of the derivative instruments included in the assessment of effectiveness is reported in other comprehensive income as part of the 'Foreign currency translation adjustment' line item, to the extent the relationship is highly effective. If our net investment changes during a reporting period, the hedge relationship will be assessed for whether a de-designation is warranted (only if the hedge notional amount is outside of prescribed tolerance). Further, certain EUR-denominated and GBP-denominated bonds and borrowings under our revolving credit facilities and term loans may also be designated as, and are effective as, net investment hedges. Changes in the value of such borrowings, related to changes in the spot rates, will be recorded in the same manner as foreign currency translation adjustments. As of September 30, 2026, the total principal amount of foreign currency debt obligations designated as net investment hedges was $2.6 billion.
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

Derivative Type	Number of Instruments (1)	Notional Amount as of		Weighted Average Strike Rate (2)	Maturity Date (3)	Fair Value - net asset (liability) as of
Derivatives Designated as Hedging Instruments		September 30, 2026	December 31, 2025			September 30, 2026	December 31, 2025
Interest rate swaps (4)	12	$1,780.0	$2,105.0	3.27%	Aug 2027 - Apr 2030	$34.6	$5.1
Cross-currency swaps - Fair Value	15	1,720.0	720.0	(5)	Feb 2029 - Jan 2036	(90.3)	(81.0)
Cross-currency swaps - Net Investment	3	280.0	280.0	(6)	Oct 2032	(55.5)	(66.1)
Foreign currency forwards	50	712.1	519.7	(7)	Oct 2026 - Dec 2028	18.9	(8.7)
		$4,492.1	$3,624.7			$(92.3)	$(150.7)
Derivatives Not Designated as Hedging Instruments
Currency exchange swaps	12	$4,407.4	$2,972.8	(8)	Nov 2026 - Mar 2027	$14.6	$(47.0)
		$4,407.4	$2,972.8			$14.6	$(47.0)
Total of all Derivatives		$8,899.5	$6,597.5			$(77.7)	$(197.7)
(1)This column represents the number of instruments outstanding as of September 30, 2026.
(2)Weighted average strike rate is calculated using the notional value as of September 30, 2026.
(3)This column represents maturity dates for instruments outstanding as of September 30, 2026.
(4)During the nine months ended September 30, 2026, we entered into five variable-to-fixed interest rate swaps in connection with the delayed draw term loan under the Fund Credit Facilities.
(5)USD fixed rate of 5.625% and EUR weighted average fixed rate of 4.681%. USD fixed rate of 3.950% and GBP weighted average fixed rate of
4.392%. USD fixed rate of 4.910% and EUR weighted average fixed rate of 4.122%. USD fixed rate of 4.750% and EUR weighted average fixed rate of 3.806%.
(6)USD fixed rate of 5.625% and EUR weighted average fixed rate of 4.716%.
(7)Weighted average exchange rates of 1.35 for GBP-USD and 1.21 for EUR-USD.
(8) Weighted average exchange rates of 0.86 for EUR-GBP, 1.33 for GBP-USD, and 4.36 for EUR-PLN.

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

	Three months ended September 30,		Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2026	2025	2026	2025
Interest rate swaps	$16,995	$(1,172)	$28,701	$(13,313)
Foreign currency forwards	4,101	17,226	27,616	(18,393)
Interest rate swaptions	(12)	108	(1,431)	(1,895)
Total derivatives in cash flow hedging relationships	$21,084	$16,162	$54,886	$(33,601)
Derivatives in Fair Value Hedging Relationships
Cross-currency swaps - Fair Value	$(3,218)	$2,331	$(32,238)	$10,005
Total derivatives in fair value hedging relationships	$(3,218)	$2,331	$(32,238)	$10,005
Total unrealized gain (loss) on derivatives, net	$17,866	$18,493	$22,648	$(23,596)
Derivatives and Non-derivatives in Net Investment Hedging Relationships
Cross-currency swaps - Net Investment	$2,969	$1,748	$9,135	$(32,239)
Foreign currency debt	5,876	219	24,830	(20,528)
Total unrealized gain (loss) recorded in foreign currency translation adjustment	$8,845	$1,967	$33,965	$(52,767)
The following table summarizes the amount of gain (loss) on derivatives reclassified from AOCI (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships	Location of Increase (Decrease) Recognized in Income	2026	2025	2026	2025
Interest rate swaps	Interest	$2,392	$2,262	$7,221	$8,454
Foreign currency forwards	Foreign currency and derivative loss, net	(370)	(4,758)	(9,835)	(10,480)
Interest rate swaptions	Interest	12	51	129	236
Total derivatives in cash flow hedging relationships		$2,034	$(2,445)	$(2,485)	$(1,790)
Derivatives in Fair Value Hedging Relationships
Cross-currency swaps - Fair Value (excluded component)	Foreign currency and derivative loss, net	$2,308	$22	$4,251	$(107)
Total derivatives in fair value hedging relationships		$2,308	$22	$4,251	$(107)
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps - Net Investment (excluded component)	Foreign currency and derivative loss, net	$632	$482	$1,702	$1,294
Total derivatives in net investment hedging relationships		$632	$482	$1,702	$1,294
Net increase (decrease) to net income		$4,974	$(1,941)	$3,468	$(603)
We expect to reclassify $22.5 million from AOCI as a decrease to interest expense relating to interest rate swaps and $13.5 million from AOCI as a decrease to foreign currency loss relating to foreign currency forwards within the next twelve months.

The following table details our foreign currency and derivative loss, net included in income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Realized foreign currency and derivative gain (loss), net:
(Loss) gain on the settlement of undesignated derivatives	$(2,809)	$11,138	$(57,207)	$(67,447)
Gain (loss) on the settlement of designated derivatives reclassified from AOCI	1,689	(4,759)	(7,765)	(9,050)
Gain on the settlement of transactions with third parties	1,876	3,310	3,799	2,808
Total realized foreign currency and derivative gain (loss), net	$756	$9,689	$(61,173)	$(73,689)
Unrealized foreign currency and derivative loss, net:
(Loss) gain on the change in fair value of undesignated derivatives	$(16,869)	$26,523	$48,057	$13,402
Gain (loss) on remeasurement of certain assets and liabilities	13,600	(39,030)	(15,241)	50,536
Total unrealized foreign currency and derivative (loss) gain, net	$(3,269)	$(12,507)	$32,816	$63,938
Total foreign currency and derivative loss, net	$(2,513)	$(2,818)	$(28,357)	$(9,751)
12.Lessor Operating Leases
As of September 30, 2026, we owned or held interests in 15,536 properties. Of the 15,536 properties, 15,155, or
97.5%, are single-client properties, and the remainder are multi-client properties. As of September 30, 2026, 182 properties were available for lease or sale. The majority of our leases are accounted for as operating leases.
As of September 30, 2026, most of the properties in our portfolio were leased under net lease agreements where our client pays or reimburses us for property taxes and assessments and carries insurance coverage for public liability, property damage, fire, and extended coverage.
The following table details our rental revenue for the three and nine months ended September 30, 2026 and 2025
(in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Minimum rent	$1,334,178	$1,237,339	$3,914,057	$3,645,377
Tenant reimbursement income	104,939	82,517	293,557	257,319
Straight-line rents	51,921	45,493	134,092	122,938
Above and below-market lease amortization	(17,742)	(10,462)	(48,505)	(32,075)
Percentage rent	4,376	4,022	12,584	12,629
Lease termination income	4,116	27,266	45,334	30,033
Other rent	3,709	3,901	9,899	17,496
Provision for doubtful accounts	(1,698)	(3,574)	(9,935)	(15,970)
Total rental revenue (including reimbursements)	$1,483,799	$1,386,502	$4,351,083	$4,037,747

13.Stockholders' Equity
A.Common Stock
We pay monthly distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for the periods indicated below:

	Nine months ended September 30,
Month	2026	2025
January	$0.2700	$0.2640
February	0.2700	0.2640
March	0.2700	0.2680
April	0.2705	0.2685
May	0.2705	0.2685
June	0.2705	0.2685
July	0.2710	0.2690
August	0.2710	0.2690
September	0.2710	0.2690
Total	$2.4345	$2.4085
As of September 30, 2026, a distribution of $0.2715 per common share was payable and was paid in October 2026.
B.At-the-Market ("ATM") Program
In May 2026, we replaced our prior ATM program with a new ATM program, pursuant to which we may offer and sell up to 150.0 million shares of common stock (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE under the ticker symbol "O" at prevailing market prices or at negotiated prices. The current ATM program permits us to enter into both contingent and non-contingent forward sale agreements. Under certain forward sale agreements, the applicable forward purchaser may elect whether to exercise a purchase contingency (the "Contingency"), and any unexercised
Contingency is automatically exercised at expiration if the market price exceeds the applicable forward price. We may receive a contingency premium in connection with such arrangements. Upon settlement, subject to certain exceptions, we may elect, in our sole discretion, to cash settle or net share settle all or any portion of our obligations under any forward sale agreements, in which cases we may not receive any proceeds (in the case of cash settlement) or will not receive any proceeds (in the case of net share settlement), and we may owe cash (in the case of cash settlement) or shares of our common stock (in the case of net share settlement) to the relevant forward purchaser. As of September 30, 2026, we had 133.7 million shares remaining available for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including by replenishing the authorized shares issuable thereunder.
The following table outlines common stock issuances pursuant to our ATM programs (dollars in millions, shares in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Shares of common stock issued under the ATM program (1)	7,763	5,557	21,418	27,938
Gross proceeds	$469.5	$319.7	$1,309.5	$1,580.4
Sales agents' commissions and other offering expenses	(9.4)	(4.9)	(25.2)	(18.6)
Net proceeds	$460.1	$314.8	$1,284.3	$1,561.8
(1) During the three and nine months ended September 30, 2026, 5.2 million and 27.3 million shares were sold, respectively. As of September 30,
2026, 18.5 million shares of common stock subject to forward sale confirmations have been executed, but not settled, at a weighted average initial gross price of $60.61 per share. We currently expect to fully settle forward sale agreements outstanding by December 30, 2026, representing $1.1 billion in net proceeds, for which the weighted average forward price as of September 30, 2026 was $58.97 per share.

C.Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
Our DRSPP provides our common stockholders with a convenient and economical method of purchasing our common stock and reinvesting their distributions. It also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26.0 million common shares to be issued. As of September 30, 2026, we had 10.4 million shares remaining for future issuance under our
DRSPP program.
The following table outlines common stock issuances pursuant to our DRSPP program (dollars in millions, shares in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Shares of common stock issued under the DRSPP program	49	51	148	158
Gross proceeds	$3.1	$2.9	$9.2	$8.8
D.Repurchases of Common Stock
We repurchased 3.0 million and 4.8 million shares of our common stock during the three and nine months ended
September 30, 2026, for an aggregate cost of $188.7 million and $290.6 million, respectively. As of September 30,
2026, $1.7 billion remained available for repurchase under the share repurchase program authorized by the Board of Directors, which expires in January 2028.
14.Common Stock Incentive Plan
The amount of share-based compensation costs recognized in 'General and administrative' in our consolidated statements of income and comprehensive income was $6.5 million and $7.7 million during the three months ended
September 30, 2026 and 2025, respectively, and $27.1 million and $21.7 million during the nine months ended
September 30, 2026, and 2025, respectively.
A.Restricted Stock and Restricted Stock Units
During the nine months ended September 30, 2026, we granted a total of 307,610 shares of restricted stock and restricted stock units under the Realty Income 2021 Incentive Award Plan (the "2021 Plan"). This amount included
32,140 shares granted to the independent members of our Board of Directors in connection with our annual awards in May 2026.
Restricted stock and restricted stock units granted to employees vest over a service period not exceeding four years, while those granted to directors vest over a period of up to three years based on each director's years of service, and are subject to the director’s continued service through each applicable vesting date.
As of September 30, 2026, the remaining unamortized share-based compensation expense related to restricted stock awards and units totaled $28.7 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and conditions of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.
B.Performance Shares
During the nine months ended September 30, 2026, we granted 246,900 performance shares, as well as dividend equivalent rights, to our executive officers. The performance shares are earned based on our Total Shareholder
Return (“TSR”) performance relative to select industry indices and peer groups as well as achievement of certain operating metrics, and vest 50% as of the date of which the plan administrator determines the achievement of the applicable goals during the applicable three-year performance period and the remaining 50% on January 1 of the following year, subject to continued service.
As of September 30, 2026, the remaining share-based compensation expense related to the performance shares totaled $26.6 million. The performance shares are recognized on a tranche-by-tranche basis over the service period. The fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model.

15.Net Income per Common Share
The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation (shares in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Weighted average shares used for the basic net income per share computation	944,261	913,949	936,219	902,935
Incremental shares from share-based compensation	665	794	672	701
Dilutive effect of forward ATM offerings	1,189	444	1,356	374
Weighted average shares used for diluted net income per share computation	946,115	915,187	938,247	904,010
Unvested shares from share-based compensation that were anti-dilutive	78	17	205	17
Weighted average partnership common units convertible to common shares that were anti- dilutive	2,682	2,682	2,682	2,682
Weighted average forward ATM offerings that were anti-dilutive	58	—	77	23
Weighted average shares issuable upon conversion of the convertible notes that were anti-dilutive	19,599	—	14,524	—
16.Supplemental Disclosures of Cash Flow Information
The following table summarizes our supplemental cash flow information during the periods indicated below (in thousands):

	Nine months ended September 30,
	2026	2025
Supplemental disclosures:
Cash paid for interest	$869,702	$810,632
Cash paid for income taxes	$63,294	$67,050
Non-cash activities:
Net increase (decrease) in fair value of derivatives	$120,005	$(88,060)
Payment-in-kind interest expense on Term Loans	$17,830	$—
Payment-in-kind interest and dividend income on loans and preferred equity investments (1)	$(43,514)	$—
(1) Relates primarily to build-to-suit developments where cash settlement will occur upon completion.
The following table provides a reconciliation of 'Cash and cash equivalents' reported on our consolidated balance sheets to the total of the cash, cash equivalents, and restricted cash reported within our consolidated statements of cash flows (in thousands):

	September 30, 2026	September 30, 2025
Cash and cash equivalents shown in the consolidated balance sheets	$368,534	$417,173
Restricted deposits (1)	205,000	23,582
Impounds related to mortgages payable (1)	2,660	2,384
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$576,194	$443,139
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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Property expenses (excluding reimbursements)	$17,454	$24,104	$58,118	$63,405
Cash G&A expenses (1)	$47,854	$47,320	$143,692	$126,684
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

	Three months ended September 30,
	2026
	U.S.	U.K.	Other (1)	Total
Retail	$875,701	$189,837	$59,539	$1,125,077
Industrial	232,692	16,766	30,723	280,181
Other (2)	76,919	1,622	—	78,541
Rental (including reimbursements)	$1,185,312	$208,225	$90,262	$1,483,799
Interest income on financing receivables				32,248
Interest and dividend income on loans and preferred equity investments				104,982
Other				553
Total revenue				$1,621,582

	2025
	U.S.	U.K.	Other (1)	Total
Retail	$892,108	$161,040	$51,810	$1,104,958
Industrial	193,018	17,574	8,754	219,346
Other (2)	61,451	747	—	62,198
Rental (including reimbursements)	$1,146,577	$179,361	$60,564	$1,386,502
Interest income on financing receivables				32,635
Interest and dividend income on loans and preferred equity investments				51,058
Other				357
Total revenue				$1,470,552

	Nine months ended September 30,
	2026
	U.S.	U.K.	Other (1)	Total
Retail	$2,655,053	$554,112	$176,120	$3,385,285
Industrial	647,495	47,477	71,214	766,186
Other (2)	194,944	4,668	—	199,612
Rental (including reimbursements)	$3,497,492	$606,257	$247,334	$4,351,083
Interest income on financing receivables				96,402
Interest and dividend income on loans and preferred equity investments				263,609
Other				6,926
Total revenue				$4,718,020

	2025
	U.S.	U.K.	Other (1)	Total
Retail	$2,614,542	$454,710	$138,416	$3,207,668
Industrial	586,652	41,819	13,291	641,762
Other (2)	185,080	3,237	—	188,317
Rental (including reimbursements)	$3,386,274	$499,766	$151,707	$4,037,747
Interest income on financing receivables				97,652
Interest and dividend income on loans and preferred equity investments				125,274
Other				762
Total revenue				$4,261,435
(1) Other includes rental revenue generated from all other European countries we operate in.
(2) Other includes all other property types in our portfolio.

No individual client’s revenue represented more than 10% of our total revenue for each of the three and nine months ended September 30, 2026 and 2025.
Long-lived assets include items such as property, plant, equipment and right-of-use assets subject to operating and finance leases. The following table disaggregates domestic and international total long-lived assets (in millions):

	September 30, 2026				December 31, 2025
	U.S.	U.K.	Other (1)	Total	U.S.	U.K.	Other (1)	Total
Long-lived assets	$43,598.4	$9,747.0	$4,290.0	$57,635.4	$42,337.4	$9,322.6	$3,280.5	$54,940.5
Remaining assets				20,315.0				17,855.1
Total assets				$77,950.4				$72,795.6
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
As of September 30, 2026, we had $772.8 million of commitments under construction contracts related to development projects and forward takeout commitments, which have estimated rental revenue commencement dates between October 2026 and December 2028. In addition, we had commitments of $68.0 million for tenant improvements, recurring capital expenditures, and building improvements and had accrued $13.8 million in contingent consideration obligations related to properties acquired in 2026, representing the remaining amounts deemed probable and estimable as of September 30, 2026.
As of September 30, 2026, we had approximately $286.6 million of unfunded loan commitments related to certain loan investments, under which we are committed to provide funding upon borrower request, subject to satisfaction of customary conditions. These commitments may be funded over the contractual commitment period and are generally intended to support the financing needs of the borrowers, including project development costs, operational expenditures, and interest obligations. These commitments are secured by the underlying real estate collateral or pledges of equity interests in the borrowing entities.
In March 2026, we closed on a mezzanine loan entered into with a joint venture with a principal balance of
$375.0 million. As of September 30, 2026, we have an obligation to fund up to $135.6 million over the term of the guarantee on third-party debt related to this loan, in the event of default. The guarantee is effective through the term of the related loan, which matures in March 2029 and has two 12-month extension options available. The guarantee requires fair value measurement. As such, we recorded the measured amount of $4.0 million as a liability at inception, which is included in 'Other liabilities' on our consolidated balance sheets.
19.Subsequent Events
In October 2026, we declared a dividend of $0.2715 per share to our common stockholders, which will be paid in
November 2026.

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
settlement of shares of common stock sold pursuant to forward sale confirmations under our At-the-Market (“ATM”)
program; dividends, including the amount, timing and payments of dividends; and macroeconomic and other business trends, including interest rates and trends in the market for real estate or long-term leases of freestanding, single-client properties. Forward-looking statements are subject to risks, uncertainties, and assumptions about us which may cause our actual future results to differ materially from expected results. Some of the factors that could cause actual results to differ materially are, among others, our continued qualification as a real estate investment trust; general domestic and foreign business, economic, or financial conditions; competition; fluctuating interest and currency rates; inflation and its impact on our clients and us; access to debt and equity capital markets and other sources of funding (including the terms, structure and partners of such funding); volatility and uncertainty in the credit and financial markets; other risks inherent in real estate, private capital, credit and mezzanine investments, and joint ventures or co-investment ventures, including solvency, defaults under leases, bankruptcies, potential liability relating to environmental matters, illiquidity of real estate investments (including rights of first refusal or rights of first offer), and potential damages from natural disasters; impairments in the value of our real estate assets;
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
OVERVIEW
Realty Income (NYSE: O), an S&P 500 company, is real estate partner to the world's leading companies®. Founded in 1969, we serve our clients as a full-service real estate capital provider. As of September 30, 2026, we have a portfolio of over 15,500 properties in all 50 states of the United States ("U.S."), the United Kingdom ("U.K."), and
eight other countries in Europe. We are known as “The Monthly Dividend Company®” and have a mission to invest in people and places to deliver dependable monthly dividends that increase over time. Since our founding, we have declared 676 consecutive monthly dividends and are a member of the S&P 500 Dividend Aristocrats® index for having increased our dividend for over 32 consecutive years.

As of September 30, 2026, we owned or held interests in 15,536 properties, with approximately 357.1 million square feet of leasable space leased to 1,842 clients doing business in 96 separate industries. Of the 15,536 properties in our portfolio as of September 30, 2026, 15,155, or 97.5%, were single-client properties, and the remaining were multi–client properties. Our total portfolio of properties as of September 30, 2026 had a weighted average remaining lease term (excluding rights to extend a lease at the option of the client) of approximately 8.5 years. Total portfolio annualized base rent (defined as our pro-rata share of contractual monthly base rent for all leases in place and exchange rates as of the balance sheet date, multiplied by 12) on our leases as of September 30, 2026 was $5.36 billion.
As of September 30, 2026, approximately 34.9% of our total portfolio annualized base rent comes from properties leased to our investment grade clients, their subsidiaries or affiliated companies. As of September 30, 2026, our top
20 clients (based on percentage of total portfolio annualized base rent) represented approximately 34.3% of our annualized base rent and 12 of these clients have investment grade credit ratings or are subsidiaries or affiliates of investment grade companies.
Unless otherwise specified, references to rental revenue in the Management's Discussion and Analysis of Financial
Condition and Results of Operations are exclusive of reimbursements from clients for recoverable real estate taxes and operating expenses totaling $104.9 million and $82.5 million for the three months ended September 30, 2026 and 2025, respectively, and $293.6 million and $257.3 million for the nine months ended September 30, 2026 and
2025, respectively.
RECENT DEVELOPMENTS
Increases in Monthly Dividends to Common Stockholders
We have continued our 57-year history of paying monthly dividends by increasing the dividend four times during
2026. As of November 2, 2026, we have paid 116 consecutive quarterly dividend increases and increased the dividend 136 times since our listing on the New York Stock Exchange (“NYSE”) in 1994.

2026 Dividend increases	Month Declared	Month Paid	Monthly Dividend per share	Increase per share
1st increase	Dec 2025	Jan 2026	$0.2700	$0.0005
2nd increase	Mar 2026	Apr 2026	$0.2705	$0.0005
3rd increase	Jun 2026	Jul 2026	$0.2710	$0.0005
4th increase	Sep 2026	Oct 2026	$0.2715	$0.0005
The dividends paid per share during the nine months ended September 30, 2026 totaled $2.4345, as compared to
$2.4085 during the nine months ended September 30, 2025, an increase of $0.026, or 1.1%.
The monthly dividend of $0.2715 per share represents a current annualized dividend of $3.258 per share, and an annualized dividend yield of 6.0% based on the last reported sale price of our common stock on the NYSE of
$54.30 on September 30, 2026. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.
Investments
During the three months ended September 30, 2026, we invested $2.6 billion; our pro-rata share was $2.2 billion at an initial weighted average cash yield of 6.8%, including investments in 182 properties, properties under development or expansion, unconsolidated entities, and loans.
During the nine months ended September 30, 2026, we invested $7.9 billion; our pro-rata share was $6.9 billion at an initial weighted average cash yield of 7.1%, including investments in 432 properties, properties under development or expansion, unconsolidated entities, and loans.
See notes 3 through 5 to the consolidated financial statements for further details.
Establishment of Euro-Denominated Joint Venture with KKR
In September 2026, we announced the formation of a new euro-denominated joint venture with KKR & Co. Inc.
("KKR"). Under the terms of the transaction, we received gross proceeds of approximately €528 million in exchange for KKR’s acquisition of a 49% equity interest in a euro-denominated joint venture that indirectly owns a diversified portfolio of stabilized net lease assets across four countries in Europe. We have retained a 51% interest in the joint venture and continue to manage the properties under a long-term management agreement.

Establishment of Joint Venture with Cloud Capital
In June 2026, we announced a strategic joint venture with Cloud Capital and its affiliates (“Cloud Capital”) to invest in hyperscale data centers, which we expect to invest up to $1.4 billion for a 45% stake in a three-asset Northern
Virginia portfolio valued at more than $6.0 billion, with leases running 15 to 20 years. During the three months ended September 30, 2026, we closed on the first stabilized data center asset, as discussed in note 4, Investments in Unconsolidated Entities to the consolidated financial statements, and expect to acquire the following two development assets upon stabilization.
Dispositions
During the three months ended September 30, 2026, we sold 182 properties with total net proceeds received of
$526.6 million. During the nine months ended September 30, 2026, we sold 359 properties with total net proceeds received of $875.2 million.
Equity Capital Raising
During the three months ended September 30, 2026, we raised $472.5 million of proceeds from the sale of common stock, at a weighted average price of $60.49, primarily through the settlement of 7.8 million shares of common stock under our ATM program. As of November 2, 2026, we had outstanding forward sale agreements under our ATM program for a total of 18.5 million shares of common stock, representing expected net proceeds of approximately
$1.1 billion (assuming full physical settlement of such agreements).
Note Issuances
In July 2026, we issued €600.0 million of 3.625% senior unsecured notes due July 2032.
In April 2026, we issued $800.0 million of 4.750% senior unsecured notes due April 2033. In connection with the offering, we executed a $500 million U.S. Dollar-to-Euro 7-year cross currency swap, resulting in approximately
€436 million of proceeds and a blended coupon rate of 4.16%.
Term Loan Issuance
In March 2026, we closed a $693.9 million unsecured term loan due January 2036, which carries a fixed rate of
4.91% and executed a cross-currency swap on $500.0 million of proceeds for approximately €431.0 million, achieving an effective blended borrowing rate of 4.34% at the time of closing.
Convertible Bond Issuances
In August 2026, we issued $1.0 billion principal amount of 3.750% convertible senior notes due August 2031 in a private offering, resulting in net proceeds of approximately $983.2 million. In connection with the pricing of the notes and the exercise by the initial purchasers of their option to purchase additional notes, we entered into privately negotiated capped call transactions with certain financial institutions. We used approximately $33.2 million of the net proceeds to pay the cost of the capped call transactions and approximately $188.7 million of the net proceeds to repurchase approximately 3.0 million shares of our common stock concurrently with the pricing of the offering.
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
Expanded Revolving Credit Facilities and Commercial Paper Programs
In July 2026, we closed on the recast and expansion of our $5.5 billion multicurrency unsecured revolving credit facilities, upsized from the prior $4.0 billion capacity. In addition, we also expanded our global commercial paper programs to a total combined capacity of $5.5 billion, upsized from the prior $3.0 billion combined capacity.

Portfolio Discussion
Leasing Results
As of September 30, 2026, we had 182 properties available for lease or sale out of 15,536 properties in our portfolio, which represents a 98.8% occupancy rate based on the number of properties in our portfolio. Our property-level occupancy rates exclude properties with ancillary leases only, such as cell towers and billboards, and properties with possession pending, and include properties owned by unconsolidated joint ventures. The following summarizes our portfolio activity for the periods indicated below:

Three months ended September 30, 2026
Properties available for lease as of June 30, 2026	188
Lease expirations (1)	274
Re-leases to same client	(213)
Re-leases to new client	(9)
Vacant dispositions	(58)
Properties available for lease as of September 30, 2026	182

Nine months ended September 30, 2026
Properties available for lease as of December 31, 2025	173
Lease expirations (1)	1,074
Re-leases to same client	(818)
Re-leases to new client	(66)
Vacant dispositions	(181)
Properties available for lease as of September 30, 2026	182
(1)Includes scheduled and unscheduled expirations (including leases rejected in bankruptcy), as well as future expirations resolved in the periods indicated above.
During the three months ended September 30, 2026, the new annualized base rent on re-leased units was $67.6 million, as compared to the previous annual rent of $65.3 million on the same units, representing a rent recapture rate of 103.5% on the re-leased units.
During the nine months ended September 30, 2026, the new annualized base rent on re-leased units was $251.1 million, as compared to the previous annual rent of $243.5 million on the same units, representing a rent recapture rate of 103.1% on the re-leased units.
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
•Short-term loans;
•Asset dispositions; and
•Credit investment repayments.
In addition to these sources of liquidity, we manage and own an interest in our perpetual life U.S. Core Plus Fund
(the "Fund"). During the nine months ended September 30, 2026, within our Fund, we called an aggregate $1.2 billion of capital from third-party investors, resulting in our indirect ownership interest of 23.6% in the Fund. We seek to hold additional closings during the life of the Fund. In March 2026, we established a strategic relationship with
Apollo, a high-growth, global alternative asset manager, and closed on $1.0 billion of gross proceeds in exchange for Apollo’s acquisition of a 49% interest in a joint venture that indirectly owns a diversified net lease portfolio comprised entirely of single-client retail properties. In September 2026, we established a new euro-denominated joint venture with KKR, a leading global investment firm, and closed on €528 million of gross proceeds in exchange for KKR’s acquisition of a 49% equity interest in a euro-denominated joint venture that indirectly owns a diversified portfolio of stabilized net lease assets across four countries in Europe.
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

Capitalization
As of September 30, 2026, our total capitalization was $83.8 billion. Total capitalization consisted of $51.8 billion of common equity (based on the September 30, 2026 closing price on the NYSE of $54.30 and assuming the conversion of 2.7 million common units of Realty Income, L.P.), and total outstanding borrowings of $32.0 billion of our pro-rata share of total debt principal.
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
Under the repurchase program, we repurchased 1.8 million shares of our common stock for $101.9 million in
January 2026, and 3.0 million shares of our common stock for $188.7 million in August 2026.
ATM Program
In May 2026, we replaced our prior ATM program with a new ATM program, pursuant to which we may offer and sell up to 150.0 million shares of common stock. During the nine months ended September 30, 2026, we settled approximately 21.4 million shares of common stock previously sold pursuant to forward sale agreements through our ATM program for approximately $1.3 billion of net proceeds. As of September 30, 2026, we had outstanding forward sale agreements under our ATM program for a total of 18.5 million shares of common stock, representing approximately $1.1 billion in expected net proceeds, which have been executed at a weighted average forward price of $58.97 per share (assuming full physical settlement of all outstanding shares of common stock, subject to such forward sale agreements and certain assumptions made with respect to settlement dates). As of September 30,
2026, we had 133.7 million shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
Debt Financing Activities
As of September 30, 2026, our total outstanding borrowings of credit facilities, commercial paper, term loans, mortgages payable, and senior unsecured notes and bonds were $31.7 billion, with a weighted average maturity of
5.1 years and a weighted average interest rate of 3.9%. As of September 30, 2026, approximately 93% of our total debt was fixed rate debt. See notes 6 through 8 to the consolidated financial statements for additional information about our outstanding debt, along with our debt financing activities during the nine months ended September 30,
2026 below.
Term Loan Issuance
In March 2026, we closed a $693.9 million unsecured term loan due January 2036 with an affiliate of The Goldman
Sachs Group, Inc. at a fixed rate of 4.91% and executed a cross-currency swap on $500.0 million of proceeds for approximately €431.0 million, achieving an effective blended borrowing rate of 4.34% at the time of closing.
Convertible Bond Issuances
In August 2026, we issued $1.0 billion principal amount of 3.750% convertible senior notes due August 2031 in a private offering, resulting in net proceeds of approximately $983.2 million. In connection with the pricing of the notes and the exercise by the initial purchasers of their option to purchase additional notes, we entered into privately negotiated capped call transactions with certain financial institutions. We used approximately $33.2 million of the net proceeds to pay the cost of the capped call transactions and approximately $188.7 million of the net proceeds to repurchase approximately 3.0 million shares of our common stock concurrently with the pricing of the offering. The notes are senior, unsecured obligations of Realty Income and accrue interest at a rate of 3.750% per annum, payable semi-annually in arrears. The notes will mature on August 15, 2031, unless earlier repurchased, redeemed or converted.
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

Note Issuances
In July 2026, we issued €600.0 million of 3.625% senior unsecured notes due July 2032.
In April 2026, we issued $800.0 million of 4.750% senior unsecured notes due April 2033. In connection with the offering, we executed a $500 million U.S. Dollar-to-Euro 7-year cross currency swap, resulting in approximately
€436 million of proceeds and a blended coupon rate of 4.16%.
Note Repayments
We repaid the following notes, plus accrued and unpaid interest, upon maturity:

2026 Repayments	Date of Issuance	Maturity Date	Principal Amount (in millions)
5.050% Notes	January 2023	January 2026	$500.0
0.750% Notes	December 2020	March 2026	$325.0
4.875% Notes	June 2016	June 2026	$600.0
4.450% Notes	January 2024	September 2026	$300.0
4.125% Notes	September 2014	October 2026	$650.0
Credit Facilities and Commercial Paper Programs
In July 2026, we amended and restated our unsecured revolving credit facility to increase the borrowing capacity to
$5.5 billion, among other things. The revolving credit facility is bifurcated into two $2.75 billion tranches, which initially mature on April 29, 2029 and July 10, 2030, respectively, before giving effect to two six-month extension options. Borrowings under the RI Credit Facilities bear interest at the applicable benchmark rate for the currency and borrowing option selected, including SOFR-based rates for USD borrowings, SONIA-based rates for GBP borrowings and EURIBOR-based rates for EUR borrowings, subject to applicable adjustments specified in the credit agreement, plus a margin determined by our credit ratings. As of September 30, 2026, our investment grade credit ratings provide for a borrowing rate of 0.650% over the applicable benchmark rate. Including the 0.100% facility commitment fee, the all-in drawn rate is 0.750% above the applicable benchmark rate.
In conjunction with the closing of the updated revolving credit facility, we also expanded our global unsecured commercial paper programs to a total combined capacity of $5.5 billion, including an upsized $2.75 billion USD-
denominated commercial paper program and a $2.75 billion EUR-denominated commercial paper program. The notes will be sold under customary terms in the United States and European commercial paper note markets, respectively, and will rank pari passu with all of our other unsecured senior indebtedness, including our outstanding senior notes and borrowings under our multicurrency revolving credit facilities. We expect to use our $5.5 billion multicurrency revolving credit facilities as a liquidity backstop for the repayment of notes issued under the programs.
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
(1) Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any Debt (as defined in the covenants) by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our Debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on the first day of such four-quarter period, and subject to certain additional adjustments. Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of the first date of the four-quarter period nor does it purport to reflect our debt service coverage ratio for any future period. Fixed charge coverage is calculated in the same manner as the debt service coverage. The following is our calculation of debt service and fixed charge coverage as of September 30, 2026 (in thousands, for trailing twelve months):

Net income attributable to the Company	$1,355,749
Plus: interest expense, excluding the amortization of deferred financing costs	1,189,797
Plus: provision for taxes	97,371
Plus: depreciation and amortization	2,557,942
Plus: provisions for impairment	440,979
Plus: pro forma adjustments	264,811
Less: provisions for gains from sales or joint ventures	(255,197)
Income available for debt service, as defined	$5,651,452
Total pro forma debt service charge	$1,226,630
Debt service and fixed charge coverage ratio	4.6x
Credit Agency Ratings
The borrowing interest rates under our revolving credit facilities are based upon our ratings assigned by credit rating agencies. We are currently assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Fitch Ratings has assigned a credit rating of A with a "stable" outlook, Moody’s
Investors Service has assigned a rating of A3 with a “stable” outlook, and Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook. In addition, we are assigned the following ratings on our commercial paper: Fitch Ratings has assigned a rating of F1, Moody's Investors Service has assigned a rating of P-2, and
Standard & Poor's Ratings Group has assigned a rating of A-2.
Based on our credit rating agency ratings as of September 30, 2026, our credit facilities provide for a borrowing rate of 0.650% over the applicable benchmark rate. Including the 0.100% facility commitment fee, the all-in drawn rate is
0.750% above the applicable benchmark rate.
In addition, if our credit rating is lower than BBB-/Baa3 or our senior unsecured debt is unrated, credit ratings provide for a borrowing rate of 1.350% over the applicable benchmark rate, with a facility fee of 0.300%. If our credit rating is A/A2 or higher, credit ratings provide for a borrowing rate of 0.625% over the applicable benchmark rate, with a facility fee of 0.100%.
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
common stock.
Material Cash Requirements
The following table summarizes the maturity of each of our obligations as of September 30, 2026 (in millions):

	2026	2027	2028	2029	2030	Thereafter	Total
Credit Facilities (1)	$—	$—	$—	$440.5	$146.8	$—	$587.3
Commercial Paper (2)	1,540.7	—	—	—	—	—	1,540.7
Unsecured Term Loans	—	500.0	1,573.5	2.4	10.4	698.9	2,785.2
Mortgages Payable	10.7	22.3	1.3	1.3	1.0	—	36.6
Senior Unsecured Notes and Bonds	650.0	2,361.8	2,499.8	3,675.9	2,440.0	15,160.8	26,788.3
Interest (3)	257.4	1,130.4	968.6	884.0	728.6	3,205.0	7,174.0
Ground Leases Paid by the Company (4)	3.5	15.4	13.3	13.4	14.2	525.1	584.9
Ground Leases Paid by Our Clients (5)	7.8	30.1	29.3	28.6	27.5	436.8	560.1
Other (6)	216.4	513.9	114.3	3.8	—	6.2	854.6
Total	$2,686.5	$4,573.9	$5,200.1	$5,049.9	$3,368.5	$20,032.8	$40,911.7
(1) The initial terms of the RI Credit Facilities expire on April 29, 2029 and July 10, 2030 and include, at our option, two six-month extensions. The initial term of the Fund Credit Facilities expires in April 2029 and includes, at our option, two six-month extensions.
(2) Commercial paper programs outstanding were $1.5 billion, maturing between October 2026 and November 2026.
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
(6) “Other” consists of $772.8 million of commitments under construction contracts, $68.0 million for tenant improvements, recurring capital expenditures, and building improvements, and $13.8 million in contingent purchase consideration obligations.

As of September 30, 2026, we had approximately $286.6 million of unfunded loan commitments related to certain loan investments. These commitments are not reflected in the table above, as the timing of the funding is dependent on borrower request and the satisfaction of customary conditions, and therefore cannot be reasonably estimated by period. See note 18, Commitments and Contingencies to the consolidated financial statements for further details.
Investments in Unconsolidated Entities
As of September 30, 2026, our pro-rata share of secured debt of unconsolidated entities was approximately $893.0 million.
DIVIDEND POLICY
Distributions are paid monthly to holders of shares of our common stock.
Distributions are paid monthly to the limited partners holding common units of Realty Income, L.P., each on a per unit basis that is equal to the amount paid per share to our common stockholders (subject to the adjustment factor applicable to those units at the time of such distribution).
In order to maintain our status as a real estate investment trust ("REIT") for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2025, our cash distributions to common stockholders totaled
$2.92 billion, or approximately 149.1% of our taxable income of $1.96 billion. Certain measures are available to us to reduce or eliminate our tax exposure as a REIT, and accordingly, no provision for U.S. federal income taxes, other than our taxable REIT subsidiaries (each, a "TRS"), has been made. Our taxable income reflects non-cash deductions for depreciation and amortization. Our taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance. We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our cash on hand and funds from operations are sufficient to support our current level of cash distributions to our stockholders. We distributed $2.4345 per share to stockholders during the nine months ended September 30, 2026, representing 72.7% of our diluted Adjusted Funds from Operations Available to Common Stockholders ("AFFO") per share of $3.35.
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
Total Revenue
The following summarizes our total revenue (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
Rental (excluding reimbursements)	$1,378,860	$1,303,985	$74,875	$4,057,526	$3,780,428	$277,098
Rental (reimbursements)	104,939	82,517	22,422	293,557	257,319	36,238
Interest income on financing receivables	32,248	32,635	(387)	96,402	97,652	(1,250)
Interest and dividend income on loans and preferred equity investments	104,982	51,058	53,924	263,609	125,274	138,335
Other	553	357	196	6,926	762	6,164
Total revenue	$1,621,582	$1,470,552	$151,030	$4,718,020	$4,261,435	$456,585
Rental Revenue (excluding reimbursements)
The table below summarizes the increase in rental revenue (excluding reimbursements) in the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three months ended September 30,
	Number of Properties	2026	2025	Change
Properties acquired during 2026 & 2025	694	$145,909	$38,669	$107,240
Same store rental revenue	14,442	1,187,928	1,174,470	13,458
Constant currency adjustment (1)	N/A	3,769	4,390	(621)
Properties sold during and prior to 2026	798	5,568	26,978	(21,410)
Straight-line rent and other non-cash adjustments	N/A	2,191	2,628	(437)
Vacant rents, development and other (2)	396	28,337	28,044	293
Other excluded revenue (3)	N/A	5,158	28,806	(23,648)
Total		$1,378,860	$1,303,985	$74,875

	Nine months ended September 30,
	Number of Properties	2026	2025	Change
Properties acquired during 2026 & 2025	694	$336,323	$68,166	$268,157
Same store rental revenue	14,442	3,552,323	3,514,467	37,856
Constant currency adjustment (1)	N/A	12,636	(4,823)	17,459
Properties sold during and prior to 2026	798	31,960	91,349	(59,389)
Straight-line rent and other non-cash adjustments	N/A	(9,846)	(7,060)	(2,786)
Vacant rents, development and other (2)	396	86,830	78,573	8,257
Other excluded revenue (3)	N/A	47,300	39,756	7,544
Total		$4,057,526	$3,780,428	$277,098

(1)For purposes of comparability, same store rental revenue is presented on a constant currency basis using the exchange rate as of September
30, 2026.
(2)Relates to the aggregate of (i) rental revenue from 299 properties that were available for lease during part of 2026 or 2025 for the three and nine months ended September 30, 2026, respectively and (ii) rental revenue for 97 properties under development or completed developments that do not meet our same store pool definition for the three and nine months ended September 30, 2026, respectively.
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
Of the 17,459 in-place leases in the portfolio, 13,853, or 79.3%, were under leases that provide for increases in rents through: base rent increases tied to inflation (typically subject to ceilings), percentage rent based on a percentage of the clients’ gross sales, fixed increases, or a combination of two or more of the aforementioned rent provisions.
Rent based on a percentage of our clients' gross sales, or percentage rent, was $4.4 million and $4.0 million for the three months ended September 30, 2026 and 2025, respectively. Rent based on a percentage of our clients' gross sales, or percentage rent, was $12.6 million and $12.6 million for the nine months ended September 30, 2026 and
2025, respectively. Percentage rent represents less than 1% of rental revenue.
As of September 30, 2026, our portfolio of 15,536 properties was 98.8% leased with 182 properties available for lease or sale, as compared to 98.7% leased with 204 properties available for lease as of September 30, 2025. It has been our experience that approximately 1% to 4% of our property portfolio will be available for lease at any given time; however, it is possible that the number of properties available for lease or sale could increase in the future, given the nature of economic cycles and other unforeseen global events.
Rental Revenue (reimbursements)
A number of our leases provide for contractually obligated reimbursements from clients for recoverable real estate taxes and operating expenses. Contractually obligated reimbursements by our clients increased by $22.4 million and $36.2 million for the three and nine months ended September 30, 2026 as compared to the same periods in
2025, respectively, primarily due to higher reimbursable property taxes and maintenance due to growth in our portfolio.
Interest Income on Financing Receivables
Interest income on financing receivables decreased by $0.4 million and $1.3 million for the three and nine months ended September 30, 2026 as compared to the same periods in 2025, respectively, primarily due to lower average financing receivable balances outstanding.
Interest and Dividend Income on Loans and Preferred Equity Investments
Interest and dividend income on loans and preferred equity investments increased by $53.9 million and $138.3 million for the three and nine months ended September 30, 2026 as compared to the same periods in 2025, respectively, due to the growth in our loan and preferred equity portfolio. Our loans receivable and preferred equity investments increased by approximately $2.6 billion compared to the same period in 2025 due to acquisitions.
Other Revenue
Other revenue increased by $0.2 million and $6.2 million for the three and nine months ended September 30, 2026 as compared to the same periods in 2025, respectively, primarily due to higher solar electricity tax credits received in the first quarter of 2026.

Expenses
The following summarizes our total expenses (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
Depreciation and amortization	$647,555	$631,981	$15,574	$1,922,507	$1,888,765	$33,742
Interest	333,564	294,482	39,082	937,587	846,680	90,907
Property (excluding reimbursements)	17,454	24,104	(6,650)	58,118	63,405	(5,287)
Property (reimbursements)	104,939	82,517	22,422	293,557	257,319	36,238
General and administrative	54,315	55,039	(724)	170,805	148,412	22,393
Provisions for impairment of real estate	111,645	75,391	36,254	255,995	315,063	(59,068)
Provisions for credit losses on loans and financing receivables	14,212	11,581	2,631	60,573	31,861	28,712
Merger, transaction, and other costs, net	2,694	13,343	(10,649)	15,539	13,953	1,586
Total expenses	$1,286,378	$1,188,438	$97,940	$3,714,681	$3,565,458	$149,223
Total revenue (1)	$1,516,643	$1,388,035		$4,424,463	$4,004,116
General and administrative expenses as a percentage of total revenue (1)	3.6%	4.0%		3.9%	3.7%
Property expenses (excluding reimbursements) as a percentage of total revenue (1)	1.2%	1.7%		1.3%	1.6%
(1) Excludes client reimbursements.
Depreciation and Amortization
Depreciation and amortization increased by $15.6 million and $33.7 million for the three and nine months ended
September 30, 2026 as compared to the same periods in 2025, respectively, primarily due to portfolio growth, partially offset by accelerated amortization of in-place leases in the prior-year period relating to certain properties leased to clients in bankruptcy.
Interest Expense
The following is a summary of the components of our interest expense (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
Interest on our revolving credit facilities, commercial paper, term loans, mortgages, senior unsecured notes and bonds, and interest rate swaps	$312,897	$288,614	$24,283	$889,014	$834,633	$54,381
Credit facility commitment fees	1,980	1,597	383	5,250	4,433	817
Amortization of debt origination and deferred financing costs	10,340	7,975	2,365	28,285	21,057	7,228
Gain on interest rate swaps	(1,795)	(1,835)	40	(5,498)	(5,613)	115
Amortization of net note and mortgage discounts	11,732	1,296	10,436	26,447	2,994	23,453
Capital lease obligation	1,569	539	1,030	3,984	1,596	2,388
Interest capitalized	(3,159)	(3,704)	545	(9,895)	(12,420)	2,525
Interest expense	$333,564	$294,482	$39,082	$937,587	$846,680	$90,907
Revolving credit facilities, commercial paper, term loans, mortgages and senior unsecured notes and bonds
Average outstanding balances	$31,953,581	$28,936,232	$3,017,349	$30,506,886	$28,226,288	$2,280,598
Weighted average interest rates	3.96%	3.98%		3.93%	3.95%
Interest expense increased by $39.1 million or 13.3%, and $90.9 million, or 10.7%, for the three and nine months ended September 30, 2026 as compared to the same periods in 2025, respectively, primarily due to higher average borrowings in 2026, as well as higher amortization of mortgage and note premiums and discounts and deferred financing costs. See notes to the accompanying consolidated financial statements for additional information regarding our indebtedness.

Property Expenses (excluding reimbursements)
Property expenses (excluding reimbursements) consist of costs associated with properties available for lease, non-
net-leased properties and general portfolio expenses and include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections and legal fees.
Property expenses (excluding reimbursements) decreased by $6.7 million and $5.3 million for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, respectively. The decreases were primarily driven by a lower number and mix of properties available for lease, including less non-retail properties with higher maintenance and security costs.
Property Expenses (reimbursements)
Property expenses (reimbursements) consist of property taxes and operating costs paid on behalf of our clients.
Property expenses (reimbursements) increased by $22.4 million and $36.2 million for the three and nine months ended September 30, 2026 as compared to the same periods in 2025, respectively, primarily due to higher reimbursable property taxes and maintenance due to growth in our portfolio.
General and Administrative Expenses
General and administrative expenses are expenditures related to the operations of our company, including employee-related costs, professional fees, and other general overhead costs associated with running our business.
General and administrative expenses decreased by $0.7 million and increased by $22.4 million for the three and nine months ended September 30, 2026 as compared to the same periods in 2025, respectively. The increase for the nine months ended September 30, 2026 is primarily due to higher employee costs as we continue to invest in our people and our platform.
Provisions for Impairment of Real Estate
Provisions for impairment of real estate increased by $36.3 million and decreased by $59.1 million for the three and nine months ended September 30, 2026 as compared to the same periods in 2025, respectively. The increase for the three months ended September 30, 2026 as compared to the same period in 2025 is primarily due to higher impairment provisions related to vacant and expected vacancies in 2026. The decrease for the nine months ended
September 30, 2026 as compared to the same period in 2025 is primarily due to larger impairment charges recorded in 2025 related to property sold or identified for sale, as well as properties leased to clients in bankruptcy.
Provisions for Credit Losses on Loans and Financing Receivables
Provisions for credit losses increased by $2.6 million and $28.7 million for the three and nine months ended
September 30, 2026 as compared to the same periods in 2025, respectively. The increases were primarily driven by initial expected credit losses on loans acquired or originated during the period as well as reserves on financing receivables due to deterioration in the creditworthiness of certain clients.
Merger, Transaction, and Other Costs, Net
Merger, transaction, and other costs, net decreased by $10.6 million for the three months ended September 30,
2026 and increased by $1.6 million for the nine months ended September 30, 2026 as compared to the same periods in 2025, respectively, primarily due to lower placement fees incurred in fundraising for the Fund, which were partially offset by higher strategic venture organization costs incurred in the current year.
Gain on Sales of Real Estate
The following summarizes our property dispositions (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
Number of properties sold	182	140	42	359	268	91
Net sales proceeds	$526,593	$214,792	$311,801	$875,227	$424,206	$451,021
Gain on sales of real estate	$113,865	$49,107	$64,758	$187,767	$110,210	$77,557

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
Foreign currency and derivative loss, net decreased by $0.3 million for the three months ended September 30, 2026 and increased by $18.6 million for the nine months ended September 30, 2026 as compared to the same periods in
2025, respectively, primarily due to the impact of foreign currency fluctuations (primarily the U.S. dollar strengthening against the Euro and GBP) and the remeasurement of foreign-denominated balances.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated entities decreased by $0.2 million and $2.9 million for the three and nine months ended September 30, 2026 as compared to the same periods in 2025, respectively, primarily attributable to lower income within our data center joint venture due to a gain on sale from an easement recorded in 2025 with no comparable gain recorded in 2026, in addition to an adjustment to straight-line rent recognized in the prior year.
Other Income, Net
Other income, net decreased by $3.8 million for the three months ended September 30, 2026 as compared to the same period in 2025 primarily due to lower interest income earned on cash. Other income, net increased by $4.1 million for the nine months ended September 30, 2026 as compared to the same period in 2025 primarily due to a non-recurring insurance commutation gain realized during the first quarter of 2026, which was partially offset by lower interest income earned on cash.
Income Taxes
Income taxes primarily consist of international income taxes accrued or paid by us and our subsidiaries, as well as state and local taxes. Income taxes decreased by $0.3 million for the three months ended September 30, 2026 as compared to the same period in 2025 primarily due to lower deferred tax expense in the U.K. The increase in income taxes of $12.0 million for the nine months ended September 30, 2026 as compared to the same period in
2025 is primarily attributable to higher taxable income in the U.K. and Europe, offset with lower state franchise and income taxes in the U.S.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests increased by $26.3 million and $58.3 million for the three and nine months ended September 30, 2026 as compared to the same periods in 2025, respectively, primarily attributable to the launches of our U.S. Core Plus Fund and Apollo joint venture, which contributed to increases of
$26.4 million and $58.9 million for the three and nine months ended September 30, 2026.

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

Three months ended September 30,
2026
Net income	$432,140
Interest	333,564
Income taxes	23,568
Depreciation and amortization	647,555
Executive severance charge	1,473
Provisions for impairment of real estate	111,645
Provisions for credit losses on loans and financing receivables	14,212
Merger, transaction, and other costs, net	2,694
Gain on sales of real estate	(113,865)
Foreign currency and derivative loss, net	2,513
Equity in earnings of unconsolidated entities	(2,927)
Adjusted EBITDAre	$1,452,572
Annualized Adjusted EBITDAre	$5,810,288
Annualized Pro Forma Adjustments	$32,601
Annualized Pro Forma Adjusted EBITDAre	$5,842,889
Total debt per the consolidated balance sheets, excluding deferred financing costs and net discounts	$31,738,055
Less: Cash and cash equivalents	(368,534)
Net Debt	$31,369,521
Net Debt/Annualized Pro Forma Adjusted EBITDAre	5.4x
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
period indicated below (in thousands):

Three months ended September 30,
2026
Annualized pro forma adjustments from investments acquired or stabilized	$80,896
Annualized pro forma adjustments from investments disposed	(48,295)
Annualized Pro Forma Adjustments	$32,601

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
We define Normalized FFO, a non-GAAP financial measure, as FFO excluding merger, transaction, and other costs, net. We define diluted FFO and diluted Normalized FFO as FFO and Normalized FFO adjusted for dilutive noncontrolling interests.
The following summarizes our FFO and Normalized FFO (in millions, except per share data):

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
FFO available to common stockholders	$1,041.0	$981.1	6.1%	$3,031.2	$2,874.5	5.5%
FFO per common share (1)	$1.10	$1.07	2.8%	$3.23	$3.18	1.6%
Normalized FFO available to common stockholders	$1,043.7	$994.4	5.0%	$3,046.8	$2,888.4	5.5%
Normalized FFO per common share (1)	$1.10	$1.09	0.9%	$3.25	$3.19	1.9%
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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income available to common stockholders	$403,942	$315,771	$1,059,663	$762,505
Depreciation and amortization	647,555	631,981	1,922,507	1,888,765
Depreciation of furniture, fixtures and equipment	(827)	(711)	(2,416)	(1,853)
Provisions for impairment of real estate	111,645	75,391	255,995	315,063
Gain on sales of real estate	(113,865)	(49,107)	(187,767)	(110,210)
Proportionate share of adjustments for unconsolidated entities	13,281	9,003	31,780	24,343
FFO adjustments allocable to noncontrolling interests	(20,705)	(1,278)	(48,535)	(4,160)
FFO available to common stockholders	$1,041,026	$981,050	$3,031,227	$2,874,453
FFO allocable to dilutive noncontrolling interests	2,420	2,346	6,797	7,188
Diluted FFO	$1,043,446	$983,396	$3,038,024	$2,881,641

FFO available to common stockholders	$1,041,026	$981,050	$3,031,227	$2,874,453
Merger, transaction, and other costs, net	2,694	13,343	15,539	13,953
Normalized FFO available to common stockholders	$1,043,720	$994,393	$3,046,766	$2,888,406
Normalized FFO allocable to dilutive noncontrolling interests	2,420	2,346	6,797	7,188
Diluted Normalized FFO	$1,046,140	$996,739	$3,053,563	$2,895,594

FFO per common share:
Basic	$1.10	$1.07	$3.24	$3.18
Diluted	$1.10	$1.07	$3.23	$3.18
Normalized FFO per common share:
Basic	$1.11	$1.09	$3.25	$3.20
Diluted	$1.10	$1.09	$3.25	$3.19
Distributions paid to common stockholders	$768,505	$737,859	$2,283,316	$2,177,133
FFO after distributions	$272,521	$243,191	$747,911	$697,320
Normalized FFO after distributions	$275,215	$256,534	$763,450	$711,273
Weighted average number of common shares used for FFO and Normalized FFO:
Basic	944,261	913,949	936,219	902,935
Diluted	948,797	917,869	940,928	906,692

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS
We define AFFO, a non-GAAP measure, as FFO adjusted for unique revenue and expense items, which we believe are not as pertinent to the measurement of our ongoing operating performance. We define diluted AFFO as AFFO adjusted for dilutive noncontrolling interests.
The following summarizes our AFFO (in millions, except per share data):

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
AFFO available to common stockholders	$1,061.1	$992.0	7.0%	$3,140.8	$2,889.2	8.7%
AFFO per common share (1)	$1.12	$1.08	3.7%	$3.35	$3.19	5.0%
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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income available to common stockholders	$403,942	$315,771	$1,059,663	$762,505
Cumulative adjustments to calculate Normalized FFO (1)	639,778	678,622	1,987,103	2,125,901
Normalized FFO available to common stockholders	1,043,720	994,393	3,046,766	2,888,406
Debt-related non-cash items:
Amortization of net debt discounts and deferred financing costs	21,656	9,001	54,133	23,532
Amortization of acquired interest rate swap value	1,531	2,251	4,592	9,517
Capital expenditures from operating properties:
Leasing costs and commissions	(2,392)	(1,754)	(5,690)	(4,619)
Recurring capital expenditures	(27)	(42)	(197)	(282)
Other non-cash items:
Provisions for credit losses on loans and financing receivables	14,212	11,581	60,573	31,861
Amortization of share-based compensation	6,461	7,719	27,112	21,728
Straight-line rent and expenses, net	(50,732)	(43,474)	(129,778)	(117,512)
Amortization of above and below-market leases, net	17,742	10,462	48,505	32,075
Deferred tax expense	—	3,829	1,718	4,138
Executive severance charge	1,473	—	3,319	—
Derivative and unrealized foreign currency loss (gain), net (2)	4,202	(1,941)	22,157	(730)
Other adjustments (3)	2,230	475	5,798	2,907
Proportionate share of adjustments for unconsolidated entities	(987)	(650)	(1,761)	(2,291)
Adjustments allocable to noncontrolling interests	2,008	138	3,523	465
AFFO available to common stockholders	$1,061,097	$991,988	$3,140,770	$2,889,195
AFFO allocable to dilutive noncontrolling interests	2,394	2,331	7,166	7,133
Diluted AFFO	$1,063,491	$994,319	$3,147,936	$2,896,328
AFFO per common share:
Basic	$1.12	$1.09	$3.35	$3.20
Diluted	$1.12	$1.08	$3.35	$3.19
Distributions paid to common stockholders	$768,505	$737,859	$2,283,316	$2,177,133
AFFO after distributions	$292,592	$254,129	$857,454	$712,062
Weighted average number of common shares used for AFFO:
Basic	944,261	913,949	936,219	902,935
Diluted	948,797	917,869	940,928	906,692
(1)See reconciling items for Normalized FFO presented under "Funds from Operations Available to Common Stockholders and Normalized Funds
from Operations Available to Common Stockholders".
(2)Represents non-cash foreign currency losses (gains) from remeasurement to USD and mark-to-market adjustments on investments and derivatives that are non-cash in nature.
(3)Includes primarily obligations related to financing lease liabilities.

PROPERTY PORTFOLIO INFORMATION
As of September 30, 2026, most of the properties in our portfolio were leased under net lease agreements. A net lease typically requires the client to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, clients of our properties typically pay rent increases based on: (1) fixed increases, (2) increases tied to inflation (typically subject to ceilings), or (3) additional rent calculated as a percentage of the clients' gross sales above a specified level.
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
	September 30, 2026	December 31, 2025 (1)
Grocery	10.6%	11.1%
Convenience Stores	9.2	9.5
Home Improvement	6.4	6.4
Dollar Stores	6.0	6.1
Restaurants-Quick Service	4.7	4.8
Health and Fitness	4.1	4.4
Automotive Service	4.0	4.3
Drug Stores	4.0	4.3
General Merchandise	3.9	3.5
Restaurants-Casual Dining	3.6	3.8
Gaming	3.1	3.1
Home Furnishings	3.0	2.8
Transportation Services	3.0	2.9
Apparel Stores	2.9	2.6
Health Care	2.7	2.7
Sporting Goods	2.5	2.4
Motor Vehicle Dealerships	2.0	1.7
Wholesale Clubs	2.0	2.2
Entertainment	1.8	1.9
Theaters	1.8	1.9
(1) Annualized Base Rent percentages have been recast to conform to the current period presentation.

Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of September 30,
2026 (dollars and square footage in thousands):

Property Type	Number of Properties	Leasable Square Feet (1)	Annualized Base Rent	Percentage of Annualized Base Rent
Retail	14,838	214,428	$4,126,701	77.0%
Industrial	627	133,366	911,723	17.0
Gaming	2	5,053	165,629	3.1
Data Center	4	770	54,417	1.0
Other (2)	65	3,518	98,745	1.9
Total	15,536	357,135	$5,357,215	100.0%
(1)Represents leasable building square footage, which includes our portfolio of unconsolidated joint ventures based on ownership percentage and deducts noncontrolling interests. Excludes 2,962 acres of leased land categorized as agriculture as of September 30, 2026.
(2)"Other" primarily includes 27 properties classified as agriculture with $36.0 million in annualized base rent, 14 properties classified as office with $30.1 million in annualized base rent, 21 properties classified as country clubs with $28.5 million in annualized base rent, as well as one land parcel under development.
Client Diversification
The following table sets forth the 20 largest clients in our property portfolio, expressed as a percentage of total portfolio annualized base rent, which does not give effect to deferred rent or interest earned on loans and preferred equity investments, as of September 30, 2026:

Client	Number of Leases	Percentage of Total Portfolio Annualized Base Rent (1)
Dollar General	1,866	3.3%
7-Eleven	799	3.0
Walgreens	387	2.9
Family Dollar	1,253	2.5
Life Time Group	43	2.1
(B&Q) Kingfisher	73	2.0
Wynn Resorts	1	2.0
EG Group	414	1.9
Asda	41	1.6
Sainsbury's	42	1.6
Tractor Supply	269	1.5
BJ's Wholesale Club	45	1.4
Tesco	29	1.4
FedEx	59	1.3
MGM (Bellagio)	1	1.1
Home Depot	42	1.1
CVS Pharmacy	204	1.0
Walmart / Sam's Club	62	0.9
Decathlon	85	0.9
AMC Theatres	36	0.8
Total	5,751	34.3%
(1)Amounts for each client are calculated independently; therefore, the individual percentages may not sum to the total.

Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio
(excluding rights to extend a lease at the option of the client) and their contribution to total portfolio annualized base rent as of September 30, 2026 (dollars in thousands):

	Total Portfolio (1)
	Expiring Leases		Annualized Base Rent	Percentage of Annualized Base Rent
Year	Retail	Non-Retail
2026	245	3	$38,343	0.7%
2027	1,277	44	286,583	5.3
2028	1,744	76	402,169	7.5
2029	1,931	59	459,895	8.6
2030	1,353	58	380,436	7.1
2031	1,335	87	472,070	8.8
2032	1,598	63	413,922	7.7
2033	1,102	43	339,823	6.3
2034	826	45	366,480	6.8
2035	750	33	236,817	4.4
2036	712	41	280,564	5.2
2037	582	30	162,067	3.0
2038	435	25	152,936	2.9
2039	540	11	152,352	2.8
2040	350	9	187,961	3.5
Thereafter	1,921	131	1,024,797	19.4
Total	16,701	758	$5,357,215	100.0%
(1)Leases on our multi-client properties are counted separately in the table above.
Geographic Diversification
The following table sets forth certain geographic information regarding our property portfolio as of September 30,
2026 (square footage in thousands):

Location	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Percentage of Annualized Base Rent
Alabama	511	100%	6,196	1.7%
Alaska	16	75	623	0.2
Arizona	283	99	4,309	1.7
Arkansas	305	99	3,243	0.8
California	365	99	14,268	4.6
Colorado	200	100	3,707	1.3
Connecticut	54	100	2,372	0.5
Delaware	26	96	283	0.1
Florida	1,037	98	12,646	4.6
Georgia	705	99	10,663	3.2
Hawaii	22	100	48	0.1
Idaho	42	98	493	0.2
Illinois	600	100	15,536	4.3
Indiana	480	99	12,572	2.3
Iowa	120	98	4,267	0.7
Kansas	202	99	5,341	0.9
Kentucky	460	100	6,562	1.4

Location	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Percentage of Annualized Base Rent
Louisiana	381	100	5,870	1.6
Maine	112	99	1,304	0.5
Maryland	100	99	3,988	1.1
Massachusetts	210	100	7,782	3.7
Michigan	582	100	8,647	2.5
Minnesota	282	98	5,293	1.5
Mississippi	339	100	5,459	1.1
Missouri	420	98	6,259	1.5
Montana	32	100	407	0.2
Nebraska	85	100	1,305	0.3
Nevada	80	100	4,662	1.8
New Hampshire	67	96	1,260	0.4
New Jersey	150	95	2,734	1.1
New Mexico	149	100	2,219	0.7
New York	377	99	6,731	2.4
North Carolina	489	99	10,010	2.5
North Dakota	26	100	595	0.2
Ohio	825	98	23,319	4.1
Oklahoma	387	100	5,448	1.4
Oregon	42	100	698	0.3
Pennsylvania	379	96	7,497	1.9
Rhode Island	35	97	415	0.2
South Carolina	376	99	5,872	1.7
South Dakota	40	98	603	0.2
Tennessee	576	100	9,816	2.3
Texas	1,824	98	35,828	9.5
Utah	55	100	2,530	0.5
Vermont	21	100	208	0.1
Virginia	414	99	8,435	2.9
Washington	87	100	2,098	0.7
West Virginia	111	100	960	0.3
Wisconsin	326	100	7,882	1.7
Wyoming	26	100	226	0.1
Puerto Rico	6	100	59	*
U.S. Virgin Islands	1	100	38	*
France	45	98	2,703	0.4
Germany	7	100	2,414	0.4
Ireland	27	100	2,245	0.6
Italy	96	100	4,519	1.2
Netherlands	2	100	1,572	0.3
Poland	14	100	7,651	1.1
Portugal	8	100	474	0.1
Spain	102	98	6,366	1.2
United Kingdom	395	98	39,605	15.1
Total/average	15,536	99%	357,135	100.0%
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
The following table presents, by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of September 30, 2026. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes.

Expected Maturity Data
The following table summarizes the maturity of our debt as of September 30, 2026 (dollars in millions):

	Consolidated Fixed Rate Debt				Consolidated Variable Rate Debt				End of Period Interest Rate (3)
Year Principal Due	Unsecured Term Loans	Mortgages Payable	Senior Unsecured Notes and Bonds	Subtotal	RI Credit Facilities	Fund Credit Facilities	Commercial Paper	Total Consolidated Debt Principal	Fixed Rate Debt (4)	Variable Rate Debt
2026	$—	$10.7	$650.0	$660.7	$—	$—	$1,540.7	$2,201.4	4.14%	3.35%
2027	500.0	22.3	2,361.8	2,884.1	—	—	—	2,884.1	2.79	—
2028	1,573.5	1.3	2,499.8	4,074.6	—	—	—	4,074.6	3.64	—
2029	2.4	1.3	3,675.9	3,679.6	—	440.5	—	4,120.1	3.85	4.92
2030	10.4	1.0	2,440.0	2,451.4	146.8	—	—	2,598.2	3.73	4.15
Thereafter	698.9	—	15,160.8	15,859.7	—	—	—	15,859.7	4.11	—
Total (1)	$2,785.2	$36.6	$26,788.3	$29,610.1	$146.8	$440.5	$1,540.7	$31,738.1	3.86%	3.73%
Fair Value (2)	$2,771.2	$36.2	$25,002.0	$27,809.4	$146.8	$440.5	$1,540.7	$29,937.4
(1)Excludes net discounts recorded on mortgages payable, net discounts recorded on notes payable, and deferred financing costs on term loans, mortgages payable, and notes payable.
(2)We base the estimated fair value of our 2026 Term Loan Facility, mortgages and private senior notes payable as of September 30, 2026, on the relevant forward interest rate curve, plus an applicable credit-adjusted spread. We base the estimated fair value of the publicly traded fixed rate senior notes and bonds, and other term loans as discussed in note 7, Term Loans as of September 30, 2026, on the indicative market prices and recent trading activity of our senior notes and bonds payable. We believe that the carrying values of the credit facilities, and commercial paper borrowings reasonably approximate their estimated fair values as of September 30, 2026.
(3)Calculated as the weighted average interest rate as of September 30, 2026. The weighted average interest rates reflect the effective fixed rate for floating rate debt that is fixed through interest rate swaps.
(4)In connection with our merger with Spirit in January 2024, we effectively assumed Spirit’s existing term loans and fixed rate swaps, which carry a weighted average fixed interest rate of 3.2% for our term loan maturing in August 2027. In November 2025, we entered into interest rate swaps, which fixed our per annum interest rate at 4.2% for our term loan initially maturing in January 2028. In March 2026, we closed a
$693.9 million unsecured term loan due January 2036, which carries a fixed rate of 4.91%. Concurrently, we executed a cross-currency swap on $500.0 million of proceeds for approximately €431.0 million. After giving effect to the swap, the effective blended borrowing rate as of
September 30, 2026 was 4.36%. In April 2026, we issued $800.0 million of 4.750% senior unsecured notes due April 2033. In connection with the offering, we executed a $500 million U.S. Dollar-to-Euro 7-year cross currency swap, resulting in approximately €436 million of proceeds.
After giving effect to the swap, the effective blended borrowing rate as of September 30, 2026 was 4.17%. In June 2026, the Fund fully drew on its $380.0 million unsecured delayed draw term loan, which initially matures in April 2028, and is subject to interest rate swaps that fix the effective interest rate at 4.92%.
The table above incorporates only those exposures that exist as of September 30, 2026. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.
As of September 30, 2026, our outstanding mortgages payable, notes, and bonds had fixed interest rates. Interest on our credit facilities and commercial paper borrowings and term loans is variable. However, the variable interest rate feature on certain term loans has been mitigated by interest rate swap agreements, while one term loan bears a fixed contractual rate. As of September 30, 2026, a 1% change in interest rates on our variable-rate debt would change our interest rate costs by $21.3 million.
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

Item 4:         Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities
Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as
appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.
Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30,
2026 our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the quarter ended
September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2:                              Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents the number and average price of shares purchased during the three months ended
September 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Average Price Paid per Share	Maximum Dollar Value of Shares that May be Repurchased Under the Program
July 1, 2026 — July 31, 2026	215	$61.82	—	$—	$1,898,091,440
August 1, 2026 — August 31, 2026	136	$63.69	3,049,158	$61.89	$1,709,379,051
September 1, 2026 — September 30, 2026	1,316	$62.39	—	$—	$1,709,379,051
Total	1,667	$62.42	3,049,158	$61.89
(1)All 1,667 shares of common stock purchased during the three months ended September 30, 2026 were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the Realty Income 2021 Incentive Award Plan. The withholding of common stock by us could be deemed a purchase of such common stock.
(2)We are authorized to repurchase up to $2.0 billion in shares of our common stock under our share repurchase program, which will expire in
January 2028.

Item 5:                              Other Information
(a) None.
(b) None.
(c) Director and Officer Trading Arrangements
During the three months ended September 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

4.4
Form of 3.750% Convertible Senior Note due 2031 issued on August 14, 2026 (filed as exhibit 4.2 and contained in exhibit 4.1 to the Company's Form 8-K, filed on August 14, 2026 (File No. 001-13374) and incorporated herein by reference).

4.5
Indenture, dated as of August 14, 2026, between Realty Income Corporation and The Bank of New York Mellon Trust Company,
N.A., as trustee (filed as exhibit 4.1 to the Company's Form 8-K, filed on August 14, 2026 (File No. 001-13374) and incorporated by reference herein).

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

10.2	Form of Capped Call Confirmation (filed as exhibit 10.1 to the Company's Form 8-K, filed on August 14, 2026 (File No. 001-13374) and incorporated herein by reference).
10.3
Second Amendment to Amended and Restated Term Loan Agreement, dated August 20, 2026, by and among the Company, as
Borrower, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (filed as exhibit 10.1 to the Company’s Form 8-K, filed on August 20, 2026 (File No. 001-13374) and incorporated herein by reference).

10.4
First Amendment to Amended and Restated Term Loan Agreement, dated August 20, 2026, by and among the Company, as
Borrower, the lenders party thereto and Toronto Dominion (Texas) LLC, as Administrative Agent (filed as exhibit 10.2 to the
Company’s Form 8-K, filed on August 20, 2026 (File No. 001-13374) and incorporated herein by reference).

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

REALTY INCOME CORPORATION

Date: November 2, 2026	/s/ NEALE REDINGTON
Neale Redington
Senior Vice President, Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)